Form 10QSB
period 1999-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 1999-10-15
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF  THE SECURITIES
----------    EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934
                     For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26947
                                                 -------

                       Whispering Oaks International, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                               75-2742601
  ------------------------                              ------------------------
  (State of incorporation)                              (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     October 15, 1999: 505,000
     -------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                       Whispering Oaks International, Inc.

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          8


Part II - Other Information

  Item 1   Legal Proceedings                                                  9

  Item 2   Changes in Securities                                              9

  Item 3   Defaults Upon Senior Securities                                    9

  Item 4   Submission of Matters to a Vote of Security Holders                9

  Item 5   Other Information                                                  9

  Item 6   Exhibits and Reports on Form 8-K                                   9


Signatures                                                                    9

Part 1 - Item 1 - Financial Statements

                       Whispering Oaks International, Inc.
                                 Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)

                                                             1999       1998
                                                           ---------  ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                $     286  $     603
                                                           ---------  ---------
      Total current assets                                       286        603
                                                           ---------  ---------

Livestock - At Cost                                           32,000    221,500
   Less accumulated depreciation                             (18,225)   (55,375)
                                                           ---------  ---------
      Net Livestock                                           13,775    166,125
                                                           ---------  ---------

Total Assets                                               $  14,061  $ 166,728
                                                           =========  =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                $  14,567  $  32,124
   Due to affiliates                                          37,605    255,205
                                                           ---------  ---------
      Total current liabilities                               52,172    287,329
                                                           ---------  ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  505,000 issued and outstanding                505        505
   Additional paid-in capital                                 29,495     29,495
   Accumulated deficit                                       (68,111)  (150,601)
                                                           ---------  ---------
      Total shareholders' equity                             (38,111)  (120,601)
                                                           ---------  ---------

Total Liabilities and Shareholders' Equity                 $  14,061  $ 166,728
                                                           =========  =========











The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                       Whispering Oaks International, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)


                                            Nine months    Nine months   Three months   Three months
                                               ended          ended          ended          ended
                                           September 30,  September 30,  September 30,  September 30,
                                                 1999           1998           1999           1998
                                           -------------  -------------  -------------  -------------
Revenues
   Sales of livestock                      $      26,125  $          --  $          --  $          --
                                           -------------  -------------  -------------  -------------

Cost of Sales
   Net capitalized cost of livestock                  --             --             --             --
                                           -------------  -------------  -------------  -------------

Gross profit                                      26,125             --             --             --
                                           -------------  -------------  -------------  -------------

Expenses
   Livestock expenses                              8,052         88,515           (105)        35,714
   General and administrative                      2,289          6,711          2,289             --
   Depreciation                                    8,000         55,375          2,667         18,458
                                           -------------  -------------  -------------  -------------
      Total expenses                              18,341        150,601          4,851         54,172
                                           -------------  -------------  -------------  -------------

Income (Loss) from
   operations before
   provision for
   income taxes                                    7,784       (150,601)        (4,851)       (54,172)

Provision for income taxes                            --             --             --             --
                                           -------------  -------------  -------------  -------------

Net Income (Loss)                                  7,784       (150,601)        (4,851)       (54,172)

Other Comprehensive Income                            --             --             --             --
                                           -------------  -------------  -------------  -------------

Comprehensive Income (Loss)                $       7,784  $    (150,601) $      (4,851) $     (54,172)
                                           =============  =============  =============  =============


Income (Loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted   $        0.02  $       (0.30) $       (0.01) $       (0.11)
                                           =============  =============  =============  =============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                       505,000        505,000        505,000        505,000
                                           =============  =============  =============  =============









The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       Whispering Oaks International, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                   1999           1998
                                                             -------------  -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                         $       7,784  $    (150,601)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Gain on sale of livestock                                 (26,125)            --
         Depreciation                                                8,000         55,375
         Increase (Decrease) in
            Accounts payable                                         2,336         32,124
                                                             -------------  -------------

Net cash provided by (used in) operating activities                 (8,005)       (63,102)
                                                             -------------  -------------


Cash Flows from Investing Activities
   Proceeds from sale of livestock                                  26,125             --
   Purchases of livestock                                               --       (221,500)
                                                             -------------  -------------

Net cash provided by investing activities                           26,125       (221,500)
                                                             -------------  -------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                   --         30,000
   Net change in advances from affiliates                          (33,100)       255,205
                                                             -------------  -------------

Net cash provided by financing activities                          (33,100)       285,205
                                                             -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                   (14,980)           603

Cash and cash equivalents at beginning of period                    15,266             --
                                                             -------------  -------------

Cash and cash equivalents at end of period                   $         286  $         603
                                                             =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $          --  $          --
                                                             =============  =============
   Income taxes paid (refunded)                              $          --  $          --
                                                             =============  =============







The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5

                       Whispering Oaks International, Inc.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Whispering Oaks International, Inc. (Company) was incorporated on December 8, 1997 under the laws of the State of Texas. The Company was formed to engage in the acquisition and sale of thoroughbred race horses of every age, from broodmares and weanlings to mature racehorses and stallions. The Company intends, initially, to focus in the area of purchasing and selling weanlings and yearlings at various auctions in an activity commonly referred to as "pinhooking".

Pinhooking is essentially the purchase of thoroughbred weanlings and yearlings at auction and reselling them at a different, but similar, auction in the near future. The Company projects an average historical holding period of five to six months between purchase and resale.

The Company began operations in January 1998 with its initial capitalization and its initial livestock purchase. The Company has elected a year-end of December 31 and uses the accrual method of accounting.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained in a Form 10 filed with the U.
S. Securities and Exchange Commission during 1999. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual audited financial statements contained elsewhere in this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Summary of Significant Accounting Policies

a.)   Cash and cash equivalents
      -------------------------
      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

      Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                       Whispering Oaks International, Inc.

Note 2 - Summary of Significant Accounting Policies - Continued

b.)   Livestock
      ---------
      Livestock is recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmare is purchased are capitalized by the Company at a "zero cost" basis.
      At September 30, 1999, the Company had one broodmare in its stable.

c)    Organization costs
      ------------------
      The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

d.)   Income Taxes
      ------------
      The Company uses the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of September 30, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

e.)   Earnings (loss) per share
      -------------------------
      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, respectively, the Company had no warrants and/or options outstanding.


Note 3 - Equity Transactions

In January 1998, as revised in March 1998, the Company issued a Private Placement Memorandum, utilizing an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, to sell up to 200,000 shares of Common Stock at a price of $5.00 per share. As of September 30, 1999 and 1998, respectively, the Company had sold 5,000 shares of common stock yielding gross proceeds to the Company of $25,000.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)    Results of Operations

The Company began operations on January 19, 1998 with the purchase of eight (8) broodmares for approximately $225,000. In December 1998, the Company sold all but one broodmare and one foal for gross proceeds of approximately $238,347. The Company sold the remaining foal in the second quarter of 1999 for gross proceeds of approximately $26,125. The Company accounts for all purchased livestock at its original cost and assigns no basis to foals delivered during the Company's ownership. Gross profits from livestock ownership were approximately $110,000 for the year ended December 31, 1998 and approximately $26,000 for the nine months ended September 30, 1999. As of September 30, 1999, the Company owns one broodmare.

Related to the Company's livestock ownership, the Company incurred direct operating expenses of approximately $105,000 for the year ended December 31, 1998 and approximately $8,000 for the first nine months of 1999.

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred. Accordingly, these costs a component of the Company's general and administrative expenses of approximately $10,000 for the year ended December 31, 1998 and approximately $2,300 for the nine months ended September 30, 1999.

The Company experienced net income (loss) of approximately $(76,000) for the year ended December 31, 1998 and approximately $7,800 for the nine months ended September 30, 1999. These events generated net earnings (loss) per share of approximately $(0.15) per share for the year ended December 31, 1998 and approximately $0.02 per share for the nine months ended September 30, 1999.


(3)    Liquidity and Capital Resources

The Company maintained liquidity during the year ended December 31, 1998 and the nine months ended September 30, 1999 through the sale of common stock, subject to an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, the sale of common stock to the Company's founders, the proceeds from sales of livestock and non-interest bearing advances from entities related to the Company through common ownership and/or control . It is the intent of the controlling shareholders of the Company to fund the necessary expenses to sustain the corporate entity and/or future purchases of livestock.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

Additionally, management is of the opinion that there is additional potential opportunity for the sale of additional common stock through either private placements or secondary offerings.


(4)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.








                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Whispering Oaks International, Inc.


October 15, 1999                              /s/ Kevin B. Halter
       ----                                  -----------------------------------
                                                  Kevin B. Halter
                                                  President and Director