Form 10QSB
period 2000-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2000-05-05
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26947
                                                 -------

                       Whispering Oaks International, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                             75-2742601
-----------------------------                      -----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 4, 2000: 2,525,000

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                       Whispering Oaks International, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                          Page
                                                                          ----

Part I - Financial Information

  Item 1  Financial Statements                                              3

  Item 2  Management's Discussion and Analysis or Plan of Operation        10


Part II - Other Information

  Item 1  Legal Proceedings                                                10

  Item 2  Changes in Securities                                            10

  Item 3  Defaults Upon Senior Securities                                  10

  Item 4  Submission of Matters to a Vote of Security Holders              10

  Item 5  Other Information                                                10

  Item 6  Exhibits and Reports on Form 8-K                                 10


  Signatures                                                               11

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Stockholders
Whispering Oaks International, Inc.

We have reviewed the accompanying balance sheets of Whispering Oaks International, Inc. (a Texas corporation) as of March 31, 2000 and 1999 and the accompanying statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                               S. W. HATFIELD, CPA
Dallas, Texas
May 4, 2000


P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                       Whispering Oaks International, Inc.
                                 Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                             March 31,    March 31,
                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $   9,284    $    --
                                                             ---------    ---------

Livestock                                                         --         32,000
   Accumulated depreciation                                       --        (12,892)
                                                             ---------    ---------

   Net livestock                                                  --         19,108
                                                             ---------    ---------

Total Assets                                                 $   9,284    $  19,108
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Cash overdraft                                            $    --      $     916
   Accounts payable - trade                                         61       14,031
   Advances from affiliates                                     58,925       56,105
                                                             ---------    ---------

   Total liabilities                                            58,986       71,052
                                                             ---------    ---------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
      125,000,000 shares authorized
      2,525,000 issued and outstanding, respectively             2,525        2,525
   Additional paid-in capital                                   27,475       27,475
   Contributed capital                                          21,250       16,250
   Accumulated deficit                                        (100,952)     (98,194)
                                                             ---------    ---------

   Total stockholders' equity                                  (49,702)     (51,944)
                                                             ---------    ---------


Total Liabilities and Stockholders' Equity                   $   9,284    $  19,108
                                                             =========    =========



See Accountant's Review Report
The accompanying notes are an integral part of these financial statements.
                                                                               4

                       Whispering Oaks International, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                           Three months   Three months
                                              ended          ended
                                            March 31,      March 31,
                                               2000           1999
                                           -----------    -----------
Revenues
   Sales of livestock                      $      --      $      --

Cost of Sales
   Net capitalized cost of livestock              --             --
                                           -----------    -----------

Gross Profit                                      --             --
                                           -----------    -----------

Operating expenses
   Livestock expenses                             (174)         3,382
   Executive compensation contributed
      by a controlling shareholder               1,250          1,250
   General and administrative expenses           8,987           --
   Depreciation                                   --            2,667
                                           -----------    -----------

   Total operating expenses                     10,063          7,299
                                           -----------    -----------

Income (Loss) from operations                  (10,063)        (7,299)

Other income (expense)                            --             --
                                           -----------    -----------

Income (Loss) before income taxes              (10,063)        (7,299)

Provision for income taxes                        --             --
                                           -----------    -----------

Net Income (Loss)                              (10,063)        (7,299)

Other comprehensive income                        --             --
                                           -----------    -----------

Comprehensive Income (Loss)                $   (10,063)   $    (7,299)
                                           ===========    ===========

Income (Loss) per weighted-average share
   of common stock outstanding, computed
   on net loss - basic and fully diluted           nil            nil
                                           ===========    ===========

Weighted-average number of
   common shares outstanding                 2,525,000      2,525,000
                                           ===========    ===========



See Accountant's Review Report
The accompanying notes are an integral part of these financial statements.
                                                                               5



                       Whispering Oaks International, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                          Three months Three months
                                                              ended       ended
                                                            March 31,   March 31,
                                                             2000        1999
                                                            --------    --------
Cash flows from operating activities
   Net income (loss) for the year                           $(10,063)   $ (7,299)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation                                             --         2,667
       Executive compensation contributed
         by a controlling shareholder                          1,250       1,250
       Increase (Decrease) in accounts payable                    61       1,800
                                                            --------    --------

Net cash used in operating activities                         (8,752)     (1,582)
                                                            --------    --------


Cash flows from investing activities                            --          --
                                                            --------    --------


Cash flows from financing activities
   Increase (decrease) in cash overdraft                        --           916
   Advances from affiliates                                     --       (14,600)
                                                            --------    --------

Net cash used in financing activities                           --       (13,684)
                                                            --------    --------

Increase (Decrease) in Cash                                   (8,752)    (15,266)

Cash at beginning of year                                     18,036      15,266
                                                            --------    --------

Cash at end of year                                         $  9,284    $   --
                                                            ========    ========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $   --      $   --
                                                            ========    ========
   Income taxes paid for the period                         $   --      $   --
                                                            ========    ========




See Accountant's Review Report
The accompanying notes are an integral part of these financial statements.
                                                                               6

                       Whispering Oaks International, Inc.

                          Notes to Financial Statements

Note A - Organization and Description of Business

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

On October 15, 1999, the Company's Board of Directors amended the Company's Articles of Incorporation to modify the Company's capital structure to allow for the issuance of up to 125,000,000 total equity shares consisting solely of common stock with a par value of $0.001 per share and effected a five (5) for one (1) forward stock split. The effects of these transactions are reflected in the accompanying financial statements as of the first day of the first period presented.

The Company has elected a year-end of December 31 and uses the accrual method of accounting.

As of December 31, 1999, the Company has liquidated its livestock stable and has no significant assets and owes related entities amounts in excess of available cash. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support and preserve the integrity of the corporate entity for the foreseeable future.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form SB-2 filed with the U. S. Securities and Exchange Commission on February 14, 2000. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

                       Whispering Oaks International, Inc.

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

Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Livestock
     ---------

     Livestock is recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmare is purchased are capitalized by the Company at a "zero cost" basis. As of December 31, 1999, the Company had liquidated its entire stable of livestock.

3.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     At December 31, 1999, the Company has a net operating loss carryforward for income purposes of approximately $70,000, after a Fiscal 1999 utilization of approximately $5,000. If this carryforward is not fully utilized, it will expire in 2018. As of March 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                       Whispering Oaks International, Inc.

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company had no warrants and/or options outstanding.

Note C - Common Stock Transactions

On October 15, 1999, the Company's Board of Directors amended the Company's Articles of Incorporation to modify the Company's capital structure to allow for the issuance of up to 125,000,000 total equity shares consisting solely of common stock with a par value of $0.001 per share and effected a five (5) for one (1) forward stock split. The effects of these transactions are reflected in the accompanying financial statements as of the first day of the first period presented.

Note D - Contributed Capital

Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed on a quarterly basis to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

               (Remainder of this page left blank intentionally.)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations

The Company began operations on January 19, 1998 with the purchase of eight (8) broodmares for approximately $225,000. As of March 31, 1999, the Company had only one broodmare and one foal in its stable, which were sold in subsequent quarters of 1999. The Company accounts for all purchased livestock at its original cost and assigns no basis to foals delivered during the Company's ownership. Subsequent to the 1999 sale of the Company's stable of horses, the Company did not acquire any other horses.

During the three months ended March 31, 2000 and 1999, respectively, the Company incurred direct expenses related to livestock of approximately $(174) and $3,382. The credit for the first quarter of 2000 results from a final adjustment and refund of insurance premiums on the Company's former livestock stable.

General and administrative expenses for the first quarter of 2000 were for audit and legal expenses directly related to the Company's reporting requirements under The Securities Exchange Act of 1934 and a Registration Statement on Form SB-2 which is still under review by the U. S. Securities and Exchange Commission as of the date of this filing. Management anticipates that this Registration Statement will be declared effective during the month of May 2000.

The Company does not pay any compensation to its management for their services to Whispering Oaks. If Whispering Oaks had the resources to pay and did pay even nominal compensation to its management, Whispering Oaks would have recognized greater losses in first quarter of 2000 and 1999, respectively. However, the accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed on a quarterly basis to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

The Company experienced net loss of approximately $(10,000) and $(7,300) for the three months ended March 31, 2000 and 1999, respectively.

(3)  Liquidity and Capital Resources

The Company maintained liquidity during the three months ended March 31, 2000 and 1999 through the use of available cash resources on hand, principally developed through the sale of common stock, subject to an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, the sale of common stock to the Company's founders, the proceeds from sales of livestock and non-interest bearing advances from entities related to the Company through common ownership and/or control during prior periods. Where necessary in future periods, it is the intent of the controlling shareholders of the Company to fund the necessary expenses to sustain the corporate entity and/or future purchases of livestock.

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

(4)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. The Company has not experienced any detrimental effects related to any Y2K issues or date changes through the date of this filing. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function appropriately.

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

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHISPERING OAKS INTERNATIONAL, INC.


May    4   , 2000                             /s/ Kevin B. Halter
    -------                                  -----------------------------------
                                                  Kevin B. Halter
                                                  President and Director