Form 10KSB
period 1999-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2000-05-24
CIK 1092562



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X[ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1999

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.

           (Name of Small Business Issuer as specified in its Charter)

      Texas                      16910 Dallas Parkway, Suite 100, Dallas, TX 75248     75-2742601
(State or Other Jurisdiction     (Address of Principal Executive Office,               (IRS Employer
 of incorporation )               including Zip Code)                                   Identification No.)




                                 (972) 248-1922
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:


   Title of each Class               Name of Each Exchange on which Registered
   -------------------               -----------------------------------------

             None                         None

Securities registered Under Section 12(g) of the exchange Act: Common Stock, $0.001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $46,728

State the aggregate market value of the voting stock held by non-affiliates computed by reference at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

As of May 15, 2000 the issuer had 2,525,000 shares of common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.
        ------------------------

 General

The Company was incorporated in December 1997. The Company is engaged primarily in the acquisition and sale of thoroughbred racing stock of every age from broodmares, weanlings and yearlings to racehorses and stallions.

Item 2. Description of Property.
        ------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
         ------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of May 15, 2000, there were 5 holders on record of the Company's common stock, holding a total of 2,525,000 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.
        ---------------------------------------------------------------

Discussion of Financial Condition

As of December 31, 1999, the Company has liquidated its livestock stable and has no significant assets and owes related entities amounts in excess of available cash. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support the viability of the Company for the foreseeable future.

The Company's independent auditor, S.W. Hatfield, CPA, expressed, in his opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to the Report of Independent Certified Public Accountants included elsewhere in this report.

Item 7. Financial Statements.
        ---------------------
                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Balance Sheets as of December 31, 1999 and 1998                              F-3

Statements of Operations                                                     F-4
       For the years ended December 31, 1999 and 1998

Statements of Stockholders' Deficit
       For the years ended December 31, 1999 and 1998                        F-5

Statements of Cash Flows                                                     F-6
       For the years ended December 31, 1999 and 1998


Notes to Financial Statement                                                 F-7




ITEM 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.
        ------------------------------------------------------------------------

None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------

The following table sets forth the officers and directors of the Company.

Name                      Position                                          Age
----                      --------                                          ---

Kevin B. Halter           Chairman, President, CEO & Director                64
Kevin B. Halter Jr.       Vice President, Secretary, Treasurer & Director    39
Pam J. Halter             Director                                           44

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Kevin B. Halter has served as Chairman, President, CEO and a director of the Company since December 1997. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Mr. Halter is the husband of Pam Halter and the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Vice President, Secretary, Treasurer and a director of the Company since December 1997. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Kevin B. Halter, Jr. is the son of Kevin B. Halter.

Pam J. Halter has served as a director of the Company since December 1997. Ms. Halter has been involved in various facets of horse racing since age sixteen, culminating with her successful record as a trainer. Ms. Halter is the wife of Kevin B. Halter.

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 10. Executive Compensation.
--------------------------------

The Company pays no compensation to its officers and directors currently and has paid no compensation in amount or of any kind to its executive officers or directors since inception. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 5% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of May 15, 2000.

Name and Address                  Number of Shares       Percentage of Ownership
----------------                  ----------------       -----------------------

Kevin B. Halter                      1,000,000                    39.6%

16910 Dallas Parkway - #100
Dallas, TX 75248

Kevin B. Halter, Jr.                 1,250,000                    49.5%
16910 Dallas Parkway - #100
Dallas, TX 75248

Pam J. Halter                          250,000                     9.9%
16910 Dallas Parkway - #100
Dallas, TX 75248



Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

In order to maintain liquidity, the Company has obtained non-interest bearing advances from entities owned by the Company's management. These advances are payable on demand. At December 31, 1999 the Company owed approximately $70,000.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 2000


WHISPERING OAKS INTERNATIONAL, INC.

By:  /S/ Kevin B. Halter
     -------------------------------
         Kevin B. Halter
         President, CEO and Director
         (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin B. Halter                                              May 24, 2000
-------------------
Kevin B. Halter, President, CEO & Director
(Principal Executive Officer)



/s/Kevin B. Halter, Jr.                                          May 24, 2000
-----------------------
Kevin B. Halter
Vice President, Secretary, Treasurer and Director
(Principal Financial Officer)

                       WHISPERING OAKS INTERNATIONAL, INC.

                                    CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets as of December 31, 1999 and 1998                           F-3

   Statements of Operations and Comprehensive Income

     for the years ended December 31, 1999 and 1998                          F-4

   Statement of Changes in Stockholders' Equity

     for the years ended December 31, 1999 and 1998                          F-5

   Statements of Cash Flows

     for the years ended December 31, 1999 and 1998                          F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Whispering Oaks International, Inc.

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. (a Texas corporation) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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


                                                   /s/  S. W. HATFIELD, CPA
                                                   ------------------------
                                                        S. W. HATFIELD, CPA
Dallas, Texas
January 24, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                       WHISPERING OAKS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS

                                                               1999        1998
                                                             --------    --------

Current assets

   Cash on hand and in bank                                  $ 18,036    $ 15,266
                                                             --------    --------

Livestock                                                        --        32,000
   Accumulated depreciation                                      --       (10,225)
                                                             --------    --------

   Net livestock                                                 --        21,775
                                                             --------    --------

TOTAL ASSETS                                                 $ 18,036    $ 37,041
                                                             ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable - trade                                  $   --      $ 12,231
   Advances from affiliates                                    58,925      70,705
                                                             --------    --------

   Total liabilities                                           58,925      82,936
                                                             --------    --------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
      125,000,000 shares authorized
      2,525,000 issued and outstanding, respectively            2,525       2,525
   Additional paid-in capital                                  27,475      27,475
   Contributed capital                                         20,000      15,000
   Accumulated deficit                                        (90,889)    (90,895)
                                                             --------    --------

   Total stockholders' equity                                 (40,889)    (45,895)
                                                             --------    --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 18,036    $ 37,041
                                                             ========    ========



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                     Years ended December 31, 1999 and 1998



                                                         1999            1998
                                                    -----------     -----------
Revenues

   Sales of livestock                               $    46,728     $   238,347

Cost of Sales

   Net capitalized cost of livestock                     11,108         127,907
                                                    -----------     -----------

Gross Profit                                             35,620         110,440
                                                    -----------     -----------

Operating expenses

   Livestock expenses                                    15,623         104,806
   Executive compensation contributed
      by a controlling shareholder                        5,000          15,000
   General and administrative expenses                    4,297           9,711
   Depreciation                                          10,667          71,818
                                                    -----------     -----------

   Total operating expenses                              35,614         201,335
                                                    -----------     -----------

Income (Loss) from operations                                 6         (90,895)

Other income (expense)                                     --              --
                                                    -----------     -----------

Income (Loss) before income taxes                             6         (90,895)

Provision for income taxes                                 --              --
                                                    -----------     -----------

Net Income (Loss)                                             6         (90,895)

Other comprehensive income                                 --              --
                                                    -----------     -----------

Comprehensive Income (Loss)                         $         6     $   (90,895)
                                                    ===========     ===========

Income (Loss) per weighted-average share
   of common stock outstanding, computed
   on net loss - basic and fully diluted                    nil     $     (0.04)
                                                            ===     ===========

Weighted-average number of
   common shares outstanding                          2,525,000       2,525,000
                                                    ===========     ===========



The accompanying notes are an integral part of these financial statements.




                       WHISPERING OAKS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Year ended December 31, 1999 and 1998



                                                       Additional
                                   Common Stock         paid-in     Contributed  Accumulated
                              # shares      amount     capital      capital     deficit      Total
                              ---------   ---------   ---------    ---------   ---------    ---------

Balances at
   January 1, 1998                 --     $    --     $    --      $    --          --      $    --

Shares issued to founders       505,000         505      29,495         --          --         30,000
   Effect of 5 for 1
     forward split on
     October 15, 1999         2,025,000       2,020      (2,020)        --          --           --

Capital contributed by a
   controlling shareholder
   in the form of executive
   compensation                    --          --          --         15,000        --         15,000

Net loss for the year              --          --          --           --       (90,895)     (90,895)
                              ---------   ---------   ---------    ---------   ---------    ---------

Balances at
   December 31, 1998          2,525,000       2,525      27,475       15,000     (90,895)     (45,895)

Capital contributed by a
   controlling shareholder
   in the form of executive
   compensation                    --          --          --          5,000        --          5,000

Net income for the year            --          --          --           --             6            6
                              ---------   ---------   ---------    ---------   ---------    ---------

Balances at
   December 31, 1999            505,000   $     505   $  29,495    $  20,000   $ (90,889)   $ (40,889)
                              =========   =========   =========    =========   =========    =========







The accompanying notes are an integral part of these financial statements.



                       WHISPERING OAKS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998



                                                              1999         1998
                                                            ---------    ---------

Cash flows from operating activities
   Net income (loss) for the year                           $       6    $ (90,895)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Gain on sale of livestock                              (35,620)    (110,440)
       Depreciation                                            10,667       71,818
       Executive compensation contributed
         by a controlling shareholder                           5,000       15,000
       Increase (Decrease) in accounts payable                (12,231)      12,231
                                                            ---------    ---------
Net cash used in operating activities                         (32,178)    (102,286)
                                                            ---------    ---------


Cash flows from investing activities
   Proceeds from sales of livestock                            46,728      238,347
   Purchases of livestock                                        --       (221,500)
                                                            ---------    ---------
Net cash provided by investing activities                      46,728       16,847
                                                            ---------    ---------


Cash flows from financing activities
   Advances from affiliates                                      --         70,305
   Repayment of advances from affiliates                      (11,780)        --
   Proceeds from sale of common stock                            --         30,000
                                                            ---------    ---------
Net cash provided by financing activities                     (11,780)     100,705
                                                            ---------    ---------

INCREASE IN CASH                                                2,770       15,266

Cash at beginning of year                                      15,266         --
                                                            ---------    ---------

Cash at end of year                                         $  18,036    $  15,266
                                                            =========    =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $    --      $    --
                                                            =========    =========
   Income taxes paid for the period                         $    --      $    --
                                                            =========    =========




The accompanying notes are an integral part of these financial statements.

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

                       WHISPERING OAKS INTERNATIONAL, INC.

Note B - Summary of Significant Accounting Policies - Continued

2.   Livestock
     ---------

     Livestock is recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmare is purchased are capitalized by the Company at a "zero cost" basis. At December 31, 1998, the Company had one broodmare and one foal delivered by a broodmare after acquisition by the Company in its stable. As of December 31, 1999, the Company had liquidated its entire stable of livestock.

3    Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     At December 31, 1999, the Company has a net operating loss carryforward for income purposes of approximately $70,000, after a Fiscal 1999 utilization of approximately $5,000. If this carryforward is not fully utilized, it will expire in 2018. As of December 31, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company had no warrants and/or options outstanding.

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

                       WHISPERING OAKS INTERNATIONAL, INC.

Note C - Common Stock Transactions - Continued

In January 1998, as revised in March 1998, the Company prepared a Private Placement Memorandum, utilizing an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, intending to sell up to 200,000 shares of Common Stock at a price of $5.00 per share. The Company sold no shares pursuant to this Memorandum and subsequently canceled the proposed offering.

Note D - Contributed Capital

Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.