Form 10QSB
period 2000-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2000-08-09
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE  ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26947
                                                 -------

                       Whispering Oaks International, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                            75-2742601
-----------------------------                       ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

              2591 Dallas Parkway, Suite 102, Frisco, TX 75034-8543
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                                 --------------
                           (Issuer's telephone number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 8, 2000: 2,525,000

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                 ---  ---

                       Whispering Oaks International, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                           Page

Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        10


Part II - Other Information

  Item 1   Legal Proceedings                                                11

  Item 2   Changes in Securities                                            11

  Item 3   Defaults Upon Senior Securities                                  11

  Item 4   Submission of Matters to a Vote of Security Holders              11

  Item 5   Other Information                                                11

  Item 6   Exhibits and Reports on Form 8-K                                 11


Signatures                                                                  11

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Stockholders
Whispering Oaks International, Inc.

We have reviewed the accompanying balance sheets of Whispering Oaks International, Inc. (a Texas corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 8, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                       Whispering Oaks International, Inc.
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                              June 30,     June 30,
                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $   4,988    $   8,903
                                                             ---------    ---------
      Total current assets                                       4,988        8,903
                                                             ---------    ---------

Livestock - At Cost                                               --         32,000
   Less accumulated depreciation                                  --        (15,558)
                                                             ---------    ---------
      Net Livestock                                               --         16,442
                                                             ---------    ---------

Total Assets                                                 $   4,988    $  25,345
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $    --      $    --
   Due to affiliates                                            58,925       58,605
                                                             ---------    ---------
      Total current liabilities                                 58,925       58,605
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
      125,000,000 shares authorized
      2,525,000 shares issued and outstanding                    2,525        2,525
   Additional paid-in capital                                   27,475       27,475
   Contributed capital                                          22,500       17,500
   Accumulated deficit                                        (106,437)     (80,760)
                                                             ---------    ---------
      Total shareholders' equity                               (53,937)     (33,260)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $   4,988    $  25,345
                                                             =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                       Whispering Oaks International, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                                             (Unaudited)

                                            Six months     Six months   Three months   Three months
                                              ended          ended         ended          ended
                                             June 30,       June 30,      June 30,       June 30,
                                               2000           1999          2000           1999
                                           -----------    -----------   -----------    -----------
Revenues
   Sales of livestock                      $      --      $    26,125   $      --      $    26,125
                                           -----------    -----------   -----------    -----------

Cost of Sales
   Net capitalized cost of livestock              --             --            --             --
                                           -----------    -----------   -----------    -----------

Gross profit                                      --           26,125          --           26,125
                                           -----------    -----------   -----------    -----------
Expenses
   Livestock expenses                             (174)         8,157          --            4,775
   Executive compensation contributed
      by a controlling shareholder               2,500          2,500         1,250          1,250
   General and administrative                   13,222           --           4,235           --
   Depreciation                                   --            5,333          --            2,666
                                           -----------    -----------   -----------    -----------
      Total expenses                            15,548         15,990         5,485          8,691
                                           -----------    -----------   -----------    -----------

Income (Loss) from
   operations before
   provision for
   income taxes                                (15,548)        10,135        (5,485)        17,434

Provision for income taxes                        --             --            --             --
                                           -----------    -----------   -----------    -----------

Net Income (Loss)                              (15,548)        10,135        (5,485)        17,434

Other Comprehensive Income                        --             --            --             --
                                           -----------    -----------   -----------    -----------

Comprehensive Income (Loss)                $   (15,548)   $    10,135   $    (5,485)   $    17,434
                                           ===========    ===========   ===========    ===========


Income (Loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted        $(0.01)           nil           nil          $0.01
                                                 =====           ====          ====           ====

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                   2,525,000      2,525,000     2,525,000      2,525,000
                                           ===========    ===========   ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                       Whispering Oaks International, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                            Six months  Six months
                                                              ended       ended
                                                             June 30,    June 30,
                                                              2000        1999
                                                             --------    --------
Cash Flows from Operating Activities
   Net Income (Loss)                                         $(15,548)   $ 10,135
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Gain on sale of livestock                               --       (26,125)
         Depreciation                                            --         5,333
         Executive compensation contributed
            by a controlling shareholder                        2,500       2,500
         Increase (Decrease) in

            Accounts payable                                     --       (12,231)
                                                             --------    --------

Net cash provided by (used in) operating activities           (13,048)    (20,368)
                                                             --------    --------


Cash Flows from Investing Activities                             --          --
                                                             --------    --------


Cash Flows from Financing Activities
   Net change in advances from affiliates                        --       (12,100)
                                                             --------    --------

Net cash provided by financing activities                        --       (12,100)
                                                             --------    --------

Increase (Decrease) in Cash and Cash Equivalents              (13,048)     (6,363)

Cash and cash equivalents at beginning of period               18,036      15,266
                                                             --------    --------

Cash and cash equivalents at end of period                   $  4,988    $  8,903
                                                             ========    ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $   --      $   --
                                                             ========    ========
   Income taxes paid (refunded)                              $   --      $   --
                                                             ========    ========






The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

                       Whispering Oaks International, Inc.

Note A - Organization and Description of Business - Continued

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

4. Income Taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      At December 31, 1999,  the Company has a net operating  loss  carryforward for income purposes of approximately $70,000, after a Fiscal 1999 utilization of approximately $5,000. If this carryforward is not fully utilized, it will expire in 2018. As of June 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                       Whispering Oaks International, Inc.

Note B - Summary of Significant Accounting Policies - Continued

5. Earnings (loss) per share
   -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company had no warrants and/or options outstanding.

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

During the six months ended June 30, 2000 and 1999, respectively, the Company incurred direct expenses related to livestock of approximately $(174) and $8,157. The credit for the first quarter of 2000 results from a final adjustment and refund of insurance premiums on the Company's former livestock stable.

General and administrative expenses for the first quarter of 2000 were for audit and legal expenses directly related to the Company's reporting requirements under The Securities Exchange Act of 1934 and a Registration Statement on Form SB-2.

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

The Company experienced net income (loss) of approximately $(15,500) and $10,000 for the six months ended June 30, 2000 and 1999, respectively. The net income during the first six months of 1999 was a result of the Company's sale of its last owned horse.

(3)   Liquidity and Capital Resources

The Company maintained liquidity during the three months ended June 30, 2000 and 1999 through the use of available cash resources on hand, principally developed through the sale of common stock, subject to an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, the sale of common stock to the Company's founders, the proceeds from sales of livestock and non-interest bearing advances from entities related to the Company through common ownership and/or control during prior periods. Where necessary in future periods, it is the intent of the controlling shareholders of the Company to fund the necessary expenses to sustain the corporate entity and/or future purchases of livestock.

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

                                             WHISPERING OAKS INTERNATIONAL, INC.

August    8   , 2000                                 /s/ Kevin B. Halter
       -------                                ----------------------------------
                                                                 Kevin B. Halter
                                                          President and Director