Form 10QSB
period 2000-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2000-10-19
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26947
                                                 -------

                       Whispering Oaks International, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                              75-2742601
-----------------------------                         --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 16, 2000: 2,525,000

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                       Whispering Oaks International, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation            9


Part II - Other Information

  Item 1  Legal Proceedings                                                   10

  Item 2  Changes in Securities                                               10

  Item 3  Defaults Upon Senior Securities                                     10

  Item 4  Submission of Matters to a Vote of Security Holders                 10

  Item 5  Other Information                                                   10

  Item 6  Exhibits and Reports on Form 8-K                                    10


Signatures                                                                    10



Item 1 - Part 1 - Financial Statements

                       Whispering Oaks International, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                                           September 30,   September 30,
                                                               2000            1999
                                                           -------------   -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $   1,122       $     286
                                                             ---------       ---------
      Total current assets                                       1,122             286
                                                             ---------       ---------

Livestock - At Cost                                               --            32,000
   Less accumulated depreciation                                  --           (18,225)
                                                             ---------       ---------
      Net Livestock                                               --            13,775
                                                             ---------       ---------

Total Assets                                                 $   1,122       $  14,061
                                                             =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $    --         $  14,567
   Due to affiliates                                            58,925          37,605
                                                             ---------       ---------
      Total current liabilities                                 58,925          52,172
                                                             ---------       ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
      125,000,000 shares authorized
      2,525,000 shares issued and outstanding                    2,525           2,525
   Additional paid-in capital                                   27,475          27,475
   Contributed capital                                          23,750          18,750
   Accumulated deficit                                        (111,553)        (86,861)
                                                             ---------       ---------
      Total shareholders' equity                               (57,803)        (38,111)
                                                             ---------       ---------

Total Liabilities and Shareholders' Equity                   $   1,122       $  14,061
                                                             =========       =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                       Whispering Oaks International, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                           Nine months    Nine months   Three months   Three months
                                              ended          ended          ended          ended
                                          September 30,  September 30,  September 30,  September 30,
                                               2000           1999          2000           1999
                                           -----------    -----------    -----------    -----------
Revenues
   Sales of livestock                      $      --      $    26,125    $      --      $      --
                                           -----------    -----------    -----------    -----------

Cost of Sales
   Net capitalized cost of livestock              --             --             --             --
                                           -----------    -----------    -----------    -----------

Gross profit                                      --           26,125           --             --
                                           -----------    -----------    -----------    -----------

Expenses
   Livestock expenses                             (174)         8,052           --             (105)
   Executive compensation contributed
      by a controlling shareholder               3,750          3,750          1,250          1,250
   General and administrative                   17,088          2,289          3,866          2,289
   Depreciation                                   --            8,000           --            2,667
                                           -----------    -----------    -----------    -----------
      Total expenses                            20,664         22,091          5,116          6,101
                                           -----------    -----------    -----------    -----------

Income (Loss) from
   operations before
   provision for
   income taxes                                (20,664)         4,034         (5,116)        (6,101)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Income (Loss)                              (20,664)         4,034         (5,116)        (6,101)

Other Comprehensive Income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Income (Loss)                $   (20,664)   $     4,034    $    (5,116)   $    (6,101)
                                           ===========    ===========    ===========    ===========


Income (Loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.01)           nil            nil            nil
                                           ===========    ===========    ===========    ===========

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



                       Whispering Oaks International, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                            Nine months      Nine months
                                                               ended            ended
                                                           September 30,    September 30,
                                                              2000             1999
                                                           -------------    -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                         $(20,664)        $  4,034
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Gain on sale of livestock                               --            (26,125)
         Depreciation                                            --              8,000
         Executive compensation contributed
            by a controlling shareholder                        3,750            3,750
         Increase (Decrease) in

            Accounts payable                                     --              2,236
                                                             --------         --------

Net cash provided by (used in) operating activities           (16,914)          (8,005)
                                                             --------         --------


Cash Flows from Investing Activities
   Proceeds from sale of livestock                               --             26,125
                                                             --------         --------

Net cash provided by investing activities                        --             26,125
                                                             --------         --------


Cash Flows from Financing Activities
   Net change in advances from affiliates                        --            (33,100)
                                                             --------         --------

Net cash provided by financing activities                        --            (33,100)
                                                             --------         --------

Increase (Decrease) in Cash and Cash Equivalents              (16,914)         (14,980)

Cash and cash equivalents at beginning of period               18,036           15,266
                                                             --------         --------

Cash and cash equivalents at end of period                   $  1,122         $    286
                                                             ========         ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $   --           $   --
                                                             ========         ========
   Income taxes paid (refunded)                              $   --           $   --
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

As of December 31, 1999, the Company had liquidated its livestock stable and has no significant assets and owes related entities amounts in excess of available cash. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support and preserve the integrity of the corporate entity for the foreseeable future.

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

4. Income Taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      At September 30, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $107,000. If these carryforwards are not fully utilized, they will begin to expire in 2018. As of September 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                       Whispering Oaks International, Inc.

5. Earnings (loss) per share
   -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company had no warrants and/or options outstanding.

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

During the nine months ended September 30, 2000 and 1999, respectively, the Company incurred direct expenses related to livestock of approximately $(174) and $8,052. The credit for the first quarter of 2000 results from a final adjustment and refund of insurance premiums on the Company's former livestock stable.

General and administrative expenses for the nine months ended September 30, 2000 and 1999, respectively, were primarily for audit and legal expenses directly related to the Company's reporting requirements under The Securities Exchange Act of 1934 and a Registration Statement on Form SB-2.

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

The Company experienced net income (loss) of approximately $(20,700) and $4,000 for the nine months ended September 30, 2000 and 1999, respectively. The net income during the first nine months of 1999 was a result of the Company's sale of its last owned horse.

(3)   Liquidity and Capital Resources

The Company maintained liquidity during the nine months ended September 30, 2000 and 1999 through the use of available cash resources on hand, principally developed through the sale of common stock, subject to an exemption from registration under Regulation D, Rule 504 of the US Securities and Exchange Commission, the sale of common stock to the Company's founders, the proceeds from sales of livestock and non-interest bearing advances from entities related to the Company through common ownership and/or control during prior periods. Where necessary in future periods, it is the intent of the controlling shareholders of the Company to fund the necessary expenses to sustain the corporate entity and/or future purchases of livestock.

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

                                             WHISPERING OAKS INTERNATIONAL, INC.

October    16   , 2000                                  /s/ Kevin B. Halter
        --------                                  ------------------------------
                                                                 Kevin B. Halter
                                                          President and Director