Form 10KSB
period 2000-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2001-01-22
CIK 1092562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 2000


                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.

           (Name of Small Business Issuer as specified in its Charter)

                       2591 Dallas Parkway, Suite 102,
      Texas                   Frisco, TX 75034                    75-2742601
(State or Other    (Address of Principal Executive Office,  (IRS Employer
 Jurisdiction                including Zip Code)             Identification No.)
 of incorporation)


                                 (469) 633-0100
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

State issuer's revenues for its most recent fiscal year:  $-0-

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 19, 2001 was $781,250

As of January 19, 2001 the issuer had 2,525,000 shares of common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.
--------------------------------

General

The Company was incorporated in December 1997. The Company is engaged primarily in the acquisition and sale of thoroughbred racing stock of every age from broodmares, weanlings and yearlings to racehorses and stallions.

Item 2. Description of Property.
--------------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 2000

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulleting Board under the symbol of "WHPR". As of December 31, 2000, there were approximately 84 holders on record of the Company's common stock, holding a total of 625,000 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operation.
----------

Discussion of Financial Condition

As of December 31, 2000, the Company owns one thoroughbred horse which is racing in Florida. The Company has no significant assets and owes related entities amounts in excess of available cash. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support the viability of the Company for the foreseeable future.

The Company's independent auditor, S.W. Hatfield, CPA, expressed, in his opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to the Report of Independent Certified Public Accountants included elsewhere in this report.

Item 7. Financial Statements.
-----------------------------

                                                                         Page

Report of Independent Certified Public Accountants                        F-3

Balance Sheets as of December 31, 2000 and 1999                           F-4

Statements of Operations
       For the years ended December 31, 2000 and 1999                     F-5

Statements of Stockholders' Deficit
       For the years ended December 31, 2000 and 1999                     F-6

Statements of Cash Flows
       For the years ended December 31, 2000 and 1999                     F-7


Notes to Financial Statement                                              F-8




ITEM 8. Changes and  Disagreements  with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosures.
------------

None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

The following table sets forth the officers and directors of the Company.

Name                    Position                                          Age
----                    --------                                          ---

Kevin B. Halter         Chairman, President, CEO & Director                65
Kevin B. Halter Jr.     Vice President, Secretary, Treasurer & Director    40
Pam J. Halter           Director                                           45

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since December 1997. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Since April 26, 2000 Mr. Halter has served as Chairman, President, Chief Executive Officer, Treasurer and a director of Safetek International, Inc. Additionally since 1998 Mr. Halter has served as Chairman, President, Chief Executive Officer and a director of Millennia Tea Masters Inc. Mr. Halter is the husband of Pam Halter and the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Vice President, Secretary, Treasurer and a director of the Company since December 1997. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Since April 26, 2000 Mr. Halter has served as Vice President, Secretary and director of Safetek International, Inc. Additionally since 1998 Mr. Halter has served as Secretary, Treasurer and a director of Millennia Tea Masters, Inc. Kevin B. Halter, Jr. is the son of Kevin B. Halter.

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

Item 10. Executive Compensation.
--------------------------------

The Company pays no compensation to its officers and directors currently and has paid no compensation in any amount or of any kind to its executive officers or directors since inception. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 5% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of January 19, 2001.

Name and Address                  Number of Shares       Percentage of Ownership
----------------                  ----------------       -----------------------

Kevin B. Halter                        800,000                    31.7%
2591 Dallas Parkway - #102
Frisco, TX 75034

Kevin B. Halter, Jr.                   950,000                    37.6%
2591 Dallas Parkway - #102
Frisco, TX 75034

Pam J. Halter                          150,000                     5.9%
2591 Dallas Parkway - #102
Frisco, TX 75034

All officers and directors as
a group (3 persons)                  1,900,000                    75.2%

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

In order to maintain liquidity, the Company has obtained non-interest bearing advances from entities owned by the Company's management. These advances are payable on demand. At December 31, 2000 the Company owed approximately $86,500.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

None

Reports on Form 8-K

No Current  Report on Form 8-K was filed during the quarter  ended  December 31,
2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 22, 2001


WHISPERING OAKS INTERNATIONAL, INC.

By:  /s/ Kevin B. Halter
   ---------------------
President, CEO and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin B. Halter                                            January 22, 2001
-------------------
Kevin B. Halter, President, CEO & Director
(Principal Executive Officer)



/s/Kevin B. Halter, Jr.                                        January 22, 2001
-----------------------
Kevin B. Halter
Vice President, Secretary, Treasurer and Director
(Principal Financial Officer)

                                 WHISPERING OAKS
                               INTERNATIONAL, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999




                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       WHISPERING OAKS INTERNATIONAL, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants                          F-3

Financial Statements

   Balance Sheets as of December 31, 2000 and 1999                           F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 2000 and 1999                          F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2000 and 1999                          F-6

   Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                          F-7

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Whispering Oaks International, Inc.

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. (a Texas corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

                                                            S. W. HATFIELD, CPA
Dallas, Texas
January 9, 2001

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                       WHISPERING OAKS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999



                                     ASSETS
                                     ------
                                                               2000         1999
                                                             ---------    ---------
Current assets
   Cash on hand and in bank                                  $  14,222    $  18,036
                                                             ---------    ---------

Livestock                                                       13,313         --
   Accumulated depreciation                                       (185)        --
                                                             ---------    ---------

   Net livestock                                                13,128         --
                                                             ---------    ---------

TOTAL ASSETS                                                 $  27,350    $  18,036
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $    --      $    --
   Advances from affiliates                                     86,525       58,925
                                                             ---------    ---------

   Total liabilities                                            86,525       58,925
                                                             ---------    ---------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
      125,000,000 shares authorized
      2,525,000 issued and outstanding, respectively             2,525        2,525
   Additional paid-in capital                                   27,475       27,475
   Contributed capital                                          25,000       20,000
   Accumulated deficit                                        (114,175)     (90,889)
                                                             ---------    ---------

   Total stockholders' equity                                  (59,175)     (40,889)
                                                             ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  27,350    $  18,036
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999



                                                   2000           1999
                                               -----------    -----------
Revenues
   Sales of livestock                          $      --      $    46,728

Cost of Sales
   Net capitalized cost of livestock                  --           11,108
                                               -----------    -----------

Gross Profit                                          --           35,620
                                               -----------    -----------

Operating expenses
   Livestock expenses                                 (174)        15,623
   Executive compensation contributed
      by a controlling shareholder                   5,000          5,000
   General and administrative expenses              18,275          4,297
   Depreciation                                        185         10,667
                                               -----------    -----------

   Total operating expenses                         23,286         35,614
                                               -----------    -----------

Income (Loss) from operations                      (23,286)             6

Other income (expense)                                --             --
                                               -----------    -----------

Income (Loss) before income taxes                  (23,286)             6

Provision for income taxes                            --             --
                                               -----------    -----------

Net Income (Loss)                                  (23,286)             6

Other comprehensive income                            --             --
                                               -----------    -----------

Comprehensive Income (Loss)                    $   (23,286)   $         6
                                               ===========    ===========

Income (Loss) per weighted-average share
   of common stock outstanding, computed
   on net loss - basic and fully diluted       $     (0.01)           nil
                                               ===========    ===========

Weighted-average number of
   common shares outstanding                     2,525,000      2,525,000
                                               ===========    ===========



The accompanying notes are an integral part of these financial statements.


                       WHISPERING OAKS INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Year ended December 31, 2000 and 1999





                                   Common Stock       Additional
                                   ------------        paid-in    Contributed  Accumulated
                               # shares     amount     capital      capital      deficit       Total
                              ---------   ---------   ---------    ---------    ---------    ---------
Balances at
   January 1, 1999              505,000   $     505   $  29,495    $  15,000    $ (90,895)   $ (45,895)

Effect of 5 for 1
     forward split on
     October 15, 1999         2,025,000       2,020      (2,020)        --           --           --

Capital contributed by a
   controlling shareholder
   in the form of executive
   compensation                    --          --          --          5,000         --          5,000

Net income for the year            --          --          --           --              6            6
                              ---------   ---------   ---------    ---------    ---------    ---------

Balances at
   December 31, 1999          2,525,000       2,525      27,475       20,000      (90,889)     (49,889)

Capital contributed by a
   controlling shareholder
   in the form of executive
   compensation                    --          --          --          5,000         --          5,000

Net loss for the year              --          --          --           --        (23,286)     (23,286)
                              ---------   ---------   ---------    ---------    ---------    ---------

Balances at
   December 31, 2000          2,525,000   $   2,525   $  27,475    $  25,000    $(114,175)   $ (59,175)
                              =========   =========   =========    =========    =========    =========








The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999



                                                             2000       1999
                                                            --------   --------
Cash flows from operating activities
   Net income (loss) for the year                           $(23,286)  $      6
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Gain on sale of livestock                                --      (35,620)
       Depreciation                                              185     10,667
       Executive compensation contributed
         by a controlling shareholder                          5,000      5,000
       Increase (Decrease) in accounts payable                  --      (12,231)
                                                            --------   --------
Net cash used in operating activities                        (18,101)   (32,178)
                                                            --------   --------


Cash flows from investing activities
   Proceeds from sales of livestock                             --       46,728
   Purchases of livestock                                    (13,313)      --
                                                            --------   --------
Net cash provided by investing activities                    (13,313)    46,728
                                                            --------   --------


Cash flows from financing activities
   Advances from affiliates                                   27,600       --
   Repayment of advances from affiliates                        --      (11,780)
                                                            --------   --------
Net cash provided by financing activities                     27,600    (11,780)
                                                            --------   --------

INCREASE IN CASH                                              (3,814)     2,770

Cash at beginning of year                                     18,036     15,266
                                                            --------   --------

Cash at end of year                                         $ 14,222   $ 18,036
                                                            ========   ========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $   --     $   --
                                                            ========   ========
   Income taxes paid for the period                         $   --     $   --
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

As of December 31, 1999, the Company had liquidated its livestock stable and had no significant assets and owes related entities amounts in excess of available cash. During 2000, the Company's significant shareholder advanced funds to allow for the purchase and racing of one horse. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support and preserve the integrity of the corporate entity for the foreseeable future.

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

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     At December 31, 2000, the Company has a net operating loss carryforward for income purposes of approximately $90,000, after a Fiscal 1999 utilization of approximately $5,000. If this carryforward is not fully utilized, it will expire in 2018. As of December 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company had no warrants and/or options outstanding.

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


                       WHISPERING OAKS INTERNATIONAL, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

Note E - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                               Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                                 March 31,        June 30,     September 30,    December 31,    December 31,
                               -------------   -------------   -------------   -------------   -------------
2000
----
   Net revenues                $        --     $        --     $        --     $        --     $        --
   Gross profit                         --              --              --              --              --
   Net earnings
     from operations                 (10,063)         (5,485)         (5,116)         (2,602)        (23,286)
   Basic and fully
     diluted earnings
     per share                           nil             nil             nil             nil   $       (0.01)
   Weighted-average
     number of shares
     issued and outstanding        2,525,000       2,525,000       2,525,000       2,525,000       2,525,000

1999
----
   Revenues                    $        --     $      26,125   $        --     $      20,603   $      46,728
   Gross profit                         --            26,125            --             9,495          35,620
   Net earnings
     from operations                  (7,299)         17,434          (6,101)         (4,028)              6
   Basic and fully
     diluted earnings
     per share                           nil   $        0.01             nil             nil             nil
   Weighted-average
     number of shares
     issued and outstanding        2,525,000       2,525,000       2,525,000       2,525,000       2,525,000
