Form 10KSB/A
period 2000-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2001-01-24
CIK 1092562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


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

Name and Address                  Number of Shares       Percentage of Ownership
----------------                  ----------------       -----------------------

Kevin B. Halter                       1,750,000                   69.3%
2591 Dallas Parkway - #102
Frisco, TX 75034

Kevin B. Halter, Jr.                     -0-                       -0-%
2591 Dallas Parkway - #102
Frisco, TX 75034

Pam J. Halter                           150,000                    5.9%
2591 Dallas Parkway - #102
Frisco, TX 75034

All officers and directors as
a group (3 persons)                   1,900,000                   75.2%

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

Dated: January 22, 2001


WHISPERING OAKS INTERNATIONAL, INC.

By:  /s/ Kevin B. Halter
------------------------
Kevin B. Halter
President, CEO and Director
(Principal Executive Officer)



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
