Form 10QSB
period 2001-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2001-05-21
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                       For the quarterly period ended March 31, 2001
                                       or
                 [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                  Texas                               75-2742601
        -------------------                  --------------------------
         (State of incorporation)       (I.R.S. Employer Identification Number)


                    30211 Avenida de Las Banderas, Suite 201
                        Rancho Santa Margarita, CA 92688
                   ------------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (949) 888-6616
                            ------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of May 15, 2001, the Company had 34,369,430 issued and outstanding shares of common stock.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001







                                      INDEX


Accountants' review report                                            1


Consolidated balance sheets                                           2


Consolidated statements of operations                                 3


Consolidated statement of stockholders' equity (deficiency)           4


Consolidated statements of cash flows                                 5


Notes to consolidated financial statements                          6 - 12

                           ACCOUNTANT'S REVIEW REPORT


To the Stockholders and Board of Directors
Whispering Oaks International, Inc. and Subsidiaries


     We have reviewed the accompanying consolidated balance sheet of Whispering Oaks International, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the three months then ended. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     The consolidated financial statements presented for the year ended December 31, 2000 of Whispering Oaks International, Inc. were audited by other auditors whose report dated January 9, 2001, expressed an unqualified opinion on those financial statements.

     The financial statements presented for the three months ended March 31, 2000, of Whispering Oaks International, Inc., were reviewed by other accountants, whose report dated May 4, 2000, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principals.


                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants


New York, New York
May 15, 2001

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31, December 31,
                                                          2001         2000
                                                    -------------  -----------
        ASSETS
   CURRENT ASSETS
   Cash and cash equivalents                  $        4,825      $   14,222
   Accounts receivable                                   983               -
   Other receivable                                  129,032               -
   Inventory                                         147,483               -
   Prepaid expenses and other current assets           5,275               -
                                             --------------------------------
        Total current assets                         287,598          14,222

Goodwill, net of accumulated amortization of $-0-    773,480               -

Livestock, net of accumulated depreciation of
   $-0- and $185                                           -          13,128

Patents, net of accumulated amoritization of $-0-    611,563               -

Intellectual property, net of accumulated
   amortization of $-0-                            4,863,022               -
                                                  ----------        --------

        TOTAL ASSETS                             $ 6,535,663      $   27,350
                                                 ===========      ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $    139,657$             -
   Advances from affiliates                                -         86,525
                                              ---------------    -----------
        Total current liabilities                    139,657         86,525

Notes payable                                      2,326,869              -
                                                -------------  ------------

Total liabilities                                  2,466,526         86,525
                                                ------------    -----------

Minority interest                                    217,637              -
                                               --------------  -------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 125,000,000 shares
    authorized, 10,175,022 and 32,825,026 shares
    issued and outstanding                            10,175        32,825
   Additional paid-in capital                      4,004,000        22,175
   Deficit accumulated during the development
     stage                                         ( 162,675)    ( 114,175)
                                                   ---------    -----------
        Total stockholders' deficiency             3,851,500     (  59,175)
                                               --------------   ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                             $  6,535,663    $   27,350
                                                ============   ===========

                 See accompanying notes and accountants' report.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS








                                              For the Three Months Ended
                                                       March 31,
                                             ------------------------------
                                                2001              2000
                                             ------------      ------------

Revenue                                      $         -       $          -

General and Administrative Expenses
   Executive compensation                               -             1,250
   Office                                               -             8,813
   Legal                                           48,500                 -
                                             ------------      ------------
                                                   48,500            10,063
                                             ------------      ------------

Loss from operations before income taxes      (    48,500)      (    10,063)

Provision for income taxes                             -                  -
                                             ------------      ------------

Net loss                                       $ (48,500)       $(   10,063)
                                              ============      ============

Basic and diluted loss per share                 $ (0.00)            $(0.00)
                                              ============      ============
















                 See accompanying notes and accountants' report.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                Total
                                                  Additional                 Stockholders'
                                 Common Stock      Paid In    Accumulated       Equity
                                Shares    Amount   Capital     deficit       (Deficiency)
                               ---------  ------- ---------- ------------  -----------
Balance at January 1, 1999      505,000   $  505  $  44,495   $ (90,895)     $( 45,895)

Effect  of 5  for  1  forward
split on October 15, 1999     2,020,000    2,020    ( 2,020)          -              -

Capital   contributed   by  a
controlling
  shareholder  in the form of
executive
  compensation                        -        -      5,000            -         5,000

Net income for the year               -        -          -            6            6
                               ---------  ------- ---------- ------------  -----------
Balance at December 31, 1999   2,525,000   2,525     47,475      (90,889)     (40,889)

Capital contributed by a
 controlling shareholder
 in the form ofexecutive
 compensation                         -        -      5,000            -        5,000

Net loss for the year                 -        -          -      (23,286)    ( 23,286)
                              ---------  ------- ----------  ------------  -----------

Balance at December 31, 2000   2,525,000   2,525     52,475    ( 114,175)   (  59,175)

Effect of 13 for 1 forward    30,300,026  30,300   ( 30,300)          -            -
split                          ---------  ------- ---------- ------------  -----------
Balance at December 31,       32,825,026  32,825     22,175    (114,175)    ( 59,175)
2000, restated

Capital contributed relating
to the forgiveness of                 -        -     59,175           -       59,175
advances payable

Issuance of common stock for
patents and intellectual
properties  giving  effect to
13 for 1 forward split        1,950,000   1,950   3,898,050           -    3,900,000

Cancellation  of common stock
giving effect to 13 for 1
forward split               (24,600,004) (24,600)    24,600           -           -

Net loss for the three
months ending March 31, 2001          -        -          -     (48,500)    (48,500)
                              ---------  ------- ---------- ------------  -----------
Balance at March 31, 2001    10,175,022  $10,175 $4,004,000  $ (162,675)  $3,851,500
                             =========  ======= ========== ============  ===========



                 See accompanying notes and accountants' report.





              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



For the Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          2001           2000
                                                    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (48,500)       $ ( 8,985)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
Changes in certain assets and liabilities:
  Increase in accounts payable and accrued expenses   48,500           10,000
                                                   ---------------------------

Net cash used by operating activities                      -            1,015
                                              ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                       4,825                -
     Payment of advances from affiliate              (14,222)               -
                                              --------------------------------

Net cash provided from financing activities         (  9,397)               -
                                              ---------------------------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                         (  9,397)            1,015

CASH AND CASH EQUIVALENTS - BEGINNING                14,222                 -
                                               -------------------------------

CASH AND CASH EQUIVALENTS - ENDING              $     4,825         $   1,015
                                                ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                          $          -        $        -
                                               ===============================
     Income taxes                              $          -        $        -
                                               ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the three months ended March 31, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

     On February 21, 2001, the Company acquired all the issued and outstanding shares of capital stock of Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock giving effect to the 13 for 1 forward stock split. Lagostar held patents and intellectual properties with a fair value of $3,900,000 (see Note 3).

     On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869 (see Note 3 for a listing of the assets acquired).


                 See accompanying notes and accountants' report.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)   Nature of Operations

              The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

              For further information, refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

              The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its subsidiaries:

a) Lagostar Trading S.A. ("Lagostar"), a Uruguayan corporation owned 100% by the Company (see note 3a); and

b) BioLargo Technologies, Inc. ("Biolargo"), incorporated on May 3, 1999 under the Canada business Corporation's Act, is owned 51% by the Company (see
     Note 3b).

         b)   Line of Business

              During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred (see Note
              7a). On February 21, 2001, the Company acquired intellectual properties and related patents for cancer diagnostics and therapeutics (see Note 3). The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits. The Company is in the process of changing its name from Whispering Oaks International, Inc. to BioCurex, Inc.

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash, nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking additional financing through future private or public financing.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c)   Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         d)   Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         e)   Inventory

              Inventory is comprised solely of raw materials. Inventory is stated at the lower of cost or market; cost is determined using the specific identification method.

         f)   Goodwill

              Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows.

         g)   Livestock

              Livestock was recorded at cost and was depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmare were purchased were capitalized by the Company at a "zero cost" basis. As of March 31, 2001, the Company no longer was in the thoroughbred business and divested itself of all livestock.

         h)   Patents

               Patents are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of March 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized. No amortization has been provided for the three months ending March 31, 2001. Amortization will begin during the second quarter of 2001.

i)    Intellectual Properties

              Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of March 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized. No amortization has been provided for the three months ending March 31, 2001. Amortization will begin during the second quarter of 2001.

         j)   Income Taxes

              Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

         k)   Stock-Based Compensation

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly,

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         l)   Earnings Per Share

              During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

              The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                                                             March 31,
                                                     -------------------------
                                                        2001         2000
                                                    -----------------------
              Basic  and diluted                     9,200,000   32,825,026
                                                    ==========  ===========

              During the three months ending March 31, 2001, the Company had a 13 for 1 forward stock split (see Note 7).

         m)   Comprehensive Income

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

  NOTE 2 -    OTHER RECEIVABLE

              During the three months ended March 31, 2000, the Company acquired certain assets of Curex Technologies, Inc. ("Curex"). Included in these assets was $129,032 of cash (see Note 3) which as of March 31, 2001 has not been transferred to the Company.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE 3      ACQUISITION

           a) On February 21, 2001, the Company acquired all the issued and outstanding shares of capital stock of Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock after giving effect to the 13 for 1 forward stock split (see Note 7d). Lagostar held patents and intellectual properties with a fair value of $3,900,000 (see Notes 4, 5 and 7b ).

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") in consideration for the assumption of certain notes payable totaling $2,326,869. The assets acquried consisted of:

                 Patents                         $   204,815
                 Intellectual Properties             993,022
                 Goodwill                            773,480
                 Cash                                129,032
                 Investment in BioLargo              226,520
                                                  ----------
                      Total assets acquired      $ 2,326,869
                                                 ===========

              As of the date of acquisition, the net book value of BioLargo's assets approximated their fair value and were as follows:

                     Cash and cash equivalents        $  4,825
                     Inventory                         147,484
                     Accounts receivable                   983
                     Prepaid expenses and
                       other current assets              5,274
                     Patents                           376,748
                                                  ------------
                                                       535,314
                     Accounts Payable             (     91,157)
                                                 --------------
                     Net Book Value                    444,157
                     Less: minority interest       (   217,637)
                                                   ------------
                     Investment in Biolargo         $  226,520
                                                    ==========

  NOTE 4 -    PATENTS

              As discussed in Note 3, the Company has acquired certain patents for the method for diagnostic and treatment of cancer and patents relating to a super-absorbent material. These patents are presently registered in twenty-four

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE 4 -    PATENTS (Continued)

              countries with on-going registrations currently being conducted. These patents have a cost totaling $611,563 and were acquired as follows:

          a) Patents totaling a fair value of $30,000 were acquired relating to the acquisition of Lagostar (see Note 3a);

          b) Patents totaling a fair value of $204,815 were acquired relating to the acquisition of certain assets of Curex (see Note 3b); and

          c) Patents totaling a fair value of $376,748 were acquired relating to the acquisition of Biolargo (see Note 3b).

  NOTE 5 -    INTELLECTUAL PROPERTIES

              As discussed in Note 3, the Company has acquired certain intellectual properties relating to the the rights to a new cancer marker technology. The technology identifies a universal cancer biomarker or receptor known as RECAF, thereby allowing detection of malignant cancer from blood test or tissue biopsies. The technology can also be used to image the location of the cancer and improve upon the present detection systems.

              These intellectual properties have a cost totaling $4,863,022 and were acquired as follows:

               a) Intellectual properties totaling a fair value of $3,870,000 were acquired relating to the acquisition of Lagostar (see
                    Note 3); and

               b) Intellectual properties totaling a fair value of $993,022 were acquired relating to the acquisition of certain assets of Curex (see Note 3).

   NOTE 6-    NOTES PAYABLE

              On March 25, 2001, the Company assumed notes payable totaling $2,326,869 bearing interest at the rate of 5% per annum as consideration for the acquisition of certain assets of Curex. These notes are due on demand (see Note 9).

  NOTE 7 -    EQUITY TRANSACTIONS

               a) During the three months ending March 31, 2001, the majority shareholders sold substantially all of their ownership in the Company to an unrelated third party.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE 7 -    EQUITY TRANSACTIONS (Continued)


         b) On February 21, 2001, the Company issued 1,950,000 (post split) shares of its common stock as consideration for the purchase of Lagostar (see Note 3a). The value of these shares has been calculated at the market value of the stock at date of issuance.

         c) On March 1, 2001 the Company's Board of Directors approved a 13-for-1 forward stock split. The accompanying consolidated financial statements have been restated to reflect to the forward stock split.

         d) During the three months ended March 31, 2001, the Company cancelled 24,600,004 (post split) shares of its common stock.


  NOTE 8 -    COMMITMENTS AND CONTINGENCIES

              As of March 31, 2001, the Company was in negotiations with Curex regarding certain research and development to be performed.


  NOTE 9-     SUBSEQUENT EVENTS

              During May 2001, the Company issued 1,544,404 shares of its common stock in settlement of notes payable totaling $2,331,245 (see Note
              6).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company did not have any revenues during the year ended December 31, 2000 or the three months ended March 31, 2001.

      In February 2001 the Company ceased its business activities relating to the acquisition and sale of thoroughbred race horses.

      On February 21, 2001 the Company acquired all of the issued and outstanding shares of Lagostar Trading S.A., an Uruguayan corporation, for 1,950,000 (post split) shares of the Company's common stock. Lagostar has the rights to certain technology and patents which can be used to detect cancer.

      On March 25, 2001 the Company acquired the following assets from Curex Technologies Inc. in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869 which were payable by Curex to various third parties.

   Patents                                    $    204,815
   Property Technology                             993,022
   Goodwill                                        773,480
   Cash                                            129,032
   51% interest in BioLargo Technologies, Inc.     226,520
                                              ------------
               Total                           $ 2,326,869
                                               ===========

      In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex Technologies.

      The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits. The Company is in the process of developing a marketing plan for the distribution of its cancer detection kits. As part of this plan each overseas distributor will be responsible for obtaining regulatory approvals required in his territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of May 15, 2001 the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kits will fist be available for sale by December 2001.

      The Company also has a 51% interest in BioLargo Technologies, Inc., a corporation which is developing a super-absorbent material, known as I2ABSORB, which is designed to contain, absorb and disinfect a variety of biohazardous liquids. As of May 15, 2001 BioLargo Technologies had not earned any revenues. The Company anticipates that BioLargo's I2ABSORB product will first be available for sale by June 2001.

      During the year ending December 31, 2001 the Company anticipates that its capital requirements will be as follows:

     Research and Development - Cancer Detection Kits       $1,500,000

     Research and Development - I2ABSORB                       500,000

     Payment of Outstanding Liabilities                        150,000

     General and Administrative Expenses                       600,000

     Marketing and Promotion                                   750,000
                                                           ------------
                  Total                                     $3,500,000
                                                             ==========

      The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ending March 31, 2001, the Company:

      1. Issued 1,950,000 (post split) shares of common stock to four persons in connection with the acquisition of Lagostar Trading S.A.

      The shares issued in connection with the acquisition of Lagostar were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 5.  Other Information

     As of December 31, 2000 the Company was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000 the Company owned one thoroughbred horse and had 2,525,000 outstanding shares of common stock. The officers and directors of the Company at that time were Kevin B. Halter, Kevin
B. Halter Jr., and Pam J. Halter. The Halter's collectively owned 1,900,000 shares of the Company's common stock.

      On February 20, 2001 Ignacio Martinelli purchased 1,892,308 shares from the Halters for $50,000. In connection with this transaction the Halters elected Mr. Martinelli as a director and then resigned their positions as officers and directors of the Company. The Company also ceased its business activities relating to the acquisition and sale of thoroughbred race horses.

      On February 21, 2001 the Company acquired all of the issued and outstanding shares of Lagostar Trading S.A., an Uruguayan corporation, for 150,000 (1,950,000 post split) shares of the Company's common stock. Lagostar has the rights to certain technology and patents which can be used to detect cancer.

      On March 1, 2001 the Company's Board of Directors declared a 13:1 forward stock split.

      As a result of this forward split Mr. Martinelli owned 24,600,004 shares of common stock and the Company's capitalization increased to 32,825,026 outstanding shares of common stock.

      On March 25, 2001 the Company acquired the following assets from Curex Technologies Inc. in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869 which were payable by Curex to various third parties.

                                Patents                   $   204,815
                                Property Technology           993,022
                                Goodwill                      773,480
                                Cash                          129,032
                                51% interest in BioLargo
                                   Technologies, Inc.         226,520
                                                              -------
                                Total                     $ 2,326,869
                                                          ===========


      On April 20, 2001 Mr. Martinelli, as the Company's sole director, appointed Ricardo Moro-Vidal, Gerald Whittenberg and Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

     In March 2001 Mr. Martinelli returned 24,600,004 shares of common stock to the Company for cancellation.

      In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex Technologies.

      The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits.

      A principal goal of cancer research is to differentiate cancer cells from healthy cells. One way to achieve this goal is to detect molecules (markers) that are present on cancer cells but not on healthy cells. The technology acquired from Lagostar Trading relates to the RECAF(TM) marker, which can be used in blood and tissue tests to determine if a patient has cancer. These tests can also be used on a regular basis for the early detection of recurring cancer, thereby allowing a more effective treatment of cancer patients. Once cancer is detected it is then possible to specifically target the cancer cells with antibodies or drugs to stop the cancer growth without damaging the normal cells. The RECAF(TM) marker has been found in all tissues studied, including breast, lung, stomach and prostate.

      The Company's cancer detection kit for tissues, (Histo-RECAF(TM)) was developed by Curex Technologies, Inc. and stains cancer cells thereby allowing a pathologist to easily see the cancer cells with the use of a microscope.

      The Histo-RECAF(TM) kit has been sent to independent laboratories and researchers for testing. The Company has recently received confirmation from the first of these laboratories indicating that 100% of breast cancers tested positive with the kits. Benign tumors and other non-malignant breast tissues were also studied with the Company's cancer detection kits and the Company's technology correctly indicated that none of these tissues were positive. The Company expects that results obtained from independent testing will enable the Company to commercialize its Histo-RECAF(TM) kit. The Company is also in the process of obtaining FDA approval for its cancer detection kit through the filing of a 510K Although the FDA approval is only required for the United States market, FDA approval will add credibility when negotiating with overseas distributors.

      The Company is in the process of developing a marketing plan for the distribution of its cancer detection kits. As part of this plan each overseas distributor will be responsible for obtaining regulatory approvals required in his territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached.

     As of May 15, 2001 the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kits will first be available for sale by December 2001.

     The Company also has a 51% interest in BioLargo Technologies, Inc. BioLargo Technologies, Inc. has a patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

      As of May 15, 2001 BioLargo Technologies had not earned any revenues. The Company anticipates that BioLargo's I2ABSORB product will first be available for sale by June 2001.

      As of May 15, 2001, the Company's officers and directors were:

         Name                 Position

         Strath Wilson        Chief Executive Officer
         Ricardo Moro-Vidal   President and a Director
         Gerald Wittenberg    Secretary, Treasurer and a Director
         D. Bruce Horton      Chief Financial Officer
         Phil Gold            Director

      The Company plans to seek shareholder approval to change the name of the Company to BioCurex Inc. In anticipation of this name change the Company filed an Assumed Name Certificate with the Secretary of State of Texas on March 12, 2001 to conduct business under the name "BioCurex Inc."

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      During the quarter ending March 31, 2001 the Company filed the following reports on Form 8-K:

      On February 26, 2001 the Company filed an 8-K report which disclosed:

               o    The purchase of  1,892,308  shares of the  Company's  common
                    stock  from  Kevin   Halter  and  Pam  Halter  by   Ingancio
                    Martinelli.

               o The Company's agreement to acquire Lagostar Trading S.A. o The contemplated 13-for-one forward split of the Company's common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WHISPERING OAKS INTERNATIONAL, INC.

                               By:   /s/ Ricardo Moro-Vidal
                                    ------------------------------------
                                       Ricardo Moro-Vidal, M.D., President

                                By: /s/ Bruce Horton
                                    ----------------------------------------
                                   Bruce Horton, Principal Financial and
                                      Accounting Officer


 Date:    May 18, 2001