Form 10QSB/A
period 2001-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2001-05-23
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


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

                                 YES [X] NO [ ]


As of May 15, 2001, the Company had 11,719,426 issued and outstanding shares of common stock.

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


 Date:    May 23, 2001