Form 10QSB/A
period 2001-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2001-08-21
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                        For the quarterly period ended June 30, 2001
                                       or
                 [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

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


                    30211 Avenida de Las Banderas, Suite 201
                        Rancho Santa Margarita, CA 92688
                  ------------ -------------------------------
               (address of principal executive offices) (Zip Code)


                                 (949) 888-6616
                           -------------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of August 15, 2001, the Company had 11,719,426 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                               (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001







                                      INDEX


Independent Auditors' Report                                           1


Consolidated balance sheets                                            2


Consolidated statements of operations                                   3


Consolidated statement of comprehensive loss                           4


Consolidated statement of stockholders' equity (deficiency)             5


Consolidated statements of cash flows                                   6


Notes to consolidated financial statements                           7 - 14

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC)


We have audited the accompanying consolidated balance sheet of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES (DBA BIOCUREX, INC)as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), comprehensive loss and cash flows for the three months and six months ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES (DBA BIOCUREX, INC) as of December 31, 2000 and for the three and six months ending June 30, 2000 are unaudited and are presented for comparison purposes. The accompanying consolidated statements of operations, comprehensive loss and cash flows, were audited by other auditors whose report thereon dated January 9, 2001, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES (DBA BIOCUREX, INC) as of June 30, 2001, and the results of their operations and cash flows for the three months and six months ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss of $360,305 for the six months ended June 30, 2001 and does not have an established source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

Los Angeles, California
August 14, 2001

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          2001         2000
                                                      ----------     --------
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $    28,815    $    14,222
Other receivable                                         64,638              -
Inventory                                                89,154              -
                                                   ----------------------------
   Total current assets                                 182,607         14,222

Property and equipment, net of accumulated depreciation
 of $154 and $-0-                                         1,468              -

Goodwill, net of accumulated amortization of $14,528
 and $-0-                                               857,187              -
Livestock, net of accumulated depreciation of $-0-
 and $185                                                     -         13,128

Patents, net of accumulated amortization of $12,158
and $-0-                                                474,174             -

Intellectual property, net of accumulated amortization
 of $121,575 and $-0-                                 4,741,447             -
                                                      -------------------------

     TOTAL ASSETS                                   $ 6,256,883      $   27,350
                                                     ===========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $   207,665    $         -
   Advances from affiliates                                   -         86,525
                                             ------------------    -----------
     Total liabilities                                  207,665         86,525
                                                  -------------     -----------

Minority interest                                        51,748              -
                                                 --------------       --------


COMMITMENTS AND CONTINGENCIES                                 -             -

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 125,000,000 shares
    authorized, 11,719,426 and 32,825,026 shares
    issued and outstanding                               11,719         32,825
   Additional paid-in capital                         6,333,701         22,175
   Cumulative foreign currency translation
      adjustment                                        126,530              -
   Accumulated deficit                              (   474,480)    (  114,175)
                                                   -------------     -----------
     Total stockholders' equity (deficiency)          5,997,470     (   59,175)
                                                   --------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                    $  6,256,883    $    27,350
                                                    ============     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                               (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Six Months Ended    For the Three Months
                                                                           Ended
                                              June 30,                  June 30,
                                      ----------------------------------------------------

                                         2001        2000            2001        2000
                                      ------------------------------------------------

Revenue                               $ 155,873     $     -      $ 155,873      $     -
                                      ------------------------------------------------
Cost of sales                            87,353           -          87,353           -
                                      ------------------------------------------------

Gross profit                             68,520           -          68,520           -

General and Administrative Expenses
   Depreciation and amortization        148,415           -         148,415           -
   Professional fees                    127,431           -         127,431           -
   Research and development              32,361           -          32,361           -
   Travel and entertainment              22,289           -          22,289           -
   Office                                25,756           -          25,756           -
   Legal and accounting                 113,937           -          65,437           -
   Livestock expenses                         -     (   174)              -           -
   Executive compensation
contributed                                   -       2,500               -       1,250
    by a controlling shareholder
   Other                                 25,390      13,222          25,390       4,235
                                    ------------------------------------------------
Total general and administrative        495,579      15,548         447,079       5,485
expenses
                                      ---------------------------------------------------
Loss from operations                  (427,059)           -      (378,559)      (5,485)
Other expense                           (4,752)           -        (4,752)            -
                                      --------------------------------------------------
Loss before minority interest          (431,811           -       (383,311      (5,485)
Minority interest                         71,506          -         71,506            -
                                      ---------  ----------        -------    -----------
Loss before provision for income      (360,305)    (15,548)       (311,805)     (5,485)
taxes
Provision for income taxes                   -           -               -           -
                                      --------------------------------------------------
Net loss                             $ (360,305  $ (15,548)     $ (311,805)  $  (5,485)
                                      ===================================================

Basic and diluted loss per share     $ (   .03)    $(  .01)  $    (   .03)   $  ( .00)
                                      ===================================================

COMPREHENSIVE LOSS
 Net Loss                            $ ( 360,305)  $(  15,548)  $ (311,805)  $ (  5,485)


 Foreign Currency Translation             126,530           -       126,530           -
Adjustment
                                      --------------------------------------------------

COMPREHENSIVE LOSS                   $ ( 233,775)  $ (15,548)     $(185,275)   $ ( 5,485)

                                      ===================================================


   The accompanying notes are an integral part of the consolidated financial statements.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                         Total
                                                   Additional                          Stockholders'
                                Common Stock        Paid-in    Accumulated   Foreign      Equity
                              Shares     Amount     Capital     Deficit    Exchange   (Deficiency)
                            -----------------------------------------------------------------------
 Balance at January 1, 1999   505,000     $  505    $ 44,495     $( 90,895)  $     -   $ (45,895)

Effect  of 5 for 1  forward
split on October 15, 1999   2,020,000      2,020    (  2,020)            -         -           -
Capital  contributed  by
 a controlling  shareholder
 in the form of executive
 compensation                       -          -       5,000             -         -       5,000
Net income for the year             -          -           -             6         -           6
                            ------------------------------------------------------------------------
Balance at December 31,
  1999                      2,525,000      2,525      47,475      ( 90,889)        -     (40,889)
Capital contributed by a
controlling  shareholder in
the form of executive
compensation                        -          -       5,000             -         -       5,000
Net loss for the year               -          -           -      ( 23,286)        -     (23,286)
                            ------------------------------------------------------------------------
Balance  at December 31,
  2000                      2,525,000       2,525      52,475    ( 114,175)        -     (59,175)
Effect  of 13 for 1 forward
split                      30,300,026      30,300     (30,300)           -         -           -
                            ------------------------------------------------------------------------
Balance at December 31,
  2000, restated           32,825,026      32,825      22,175   ( 114,175)         -    ( 59,175)
Capital contributed
relating to the
forgiveness of advances
payable                             -           -      59,175           -          -      59,175
Issuance  of  common  stock
for patents and intellectual
 properties  giving  effect
to 13 for 1 forward split   1,950,000       1,950    3,898,050          -          -    3,900,000
Cancellation    of   common
stock giving effect to 13
 for 1 forward split      (24,600,004)    (24,600)      24,600          -          -             -
Issuance of stock in
settlement of notes
 payable                    1,544,404       1,544    2,329,701          -          -     2,331,245
Cumulative foreign currency
 translation adjustment             -           -            -          -     126,530      126,530
Net loss for the six months
 ending June 30, 2001               -           -            -    (360,305          -      (360,305

                             -----------------------------------------------------------------------
Balance at June 30, 2001    11,719,426    $11,719   $6,333,701  $ (474,480)  $126,530   $ 5,997,470
                           =======================================================================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                         2001         2000
                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (360,305)   $     (15,548)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                     148,415           -
     Executive compensation contributed by a
      controlling shareholder                                 -       2,500
  Increase in minority interest                         51,748           -
Changes in certain assets and liabilities:
  Increase in accounts receivable                   (  64,638)           -
  Increase in accounts payable                       207,665             -
  Decrease in inventory                                (6,675)           -
  Decrease in advances from affiliates              (  86,525)           -
                                                 -----------------------------
Total cash (used in) operating activities             110,315      (13,048)
                                                    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                  (1,622)            -
                                                -------------     -------------
Total cash provided by investing activities           (1,622)            -
                                                -------------   --------------

Effects of exchange rate                             126,530             -
                                                  -----------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                14,593        (13,048)

CASH AND CASH EQUIVALENTS - BEGINNING                14,222         18,036
                                           ---------------------------------
CASH AND CASH EQUIVALENTS - ENDING             $     28,815  $       4,988
                                            ================================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid for:
     Interest expense                       $           -         $       -
                                            ===================================
     Income taxes                           $          -         $       -
                                            ================    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the six months ended June 30, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital. On February 21, 2001, the Company acquired all the issued and outstanding shares of capital stock of Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock giving effect to the 13 for 1 forward stock split. Lagostar held patents and intellectual properties with a fair value of $3,900,000 (see Note 3).
     On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869 (see Note 3 for a listing of the assets acquired). On June 30, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,3331,245.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its subsidiaries:

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

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Concentration of Credit Risk
              Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts as, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the insured limits.

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

              Patents
              Patents are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of June 30, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of June 30, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized.

              Long-Lived Assets
              In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

Fair Value of Financial Instruments
              The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms.

              Income Taxes
              Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Stock-Based Compensation
            The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below market price on the date of grant.

            In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes options-pricing model.

            For non-employees stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awa4rds are valued using the Black-Scholes option-pricing model.

            Translation of Foreign Currency
            The Company has determined that the local currencies of its Canadian subsidiaries are their functional currencies. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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
                                                          June 30,
                                                     ---------------------
                                                       2001         2000
                                                    -----------------------
              Basic  and diluted                     1,719,426    2,525,000
                                                     ========== ===========

     During the six months ending June 30, 2001, the Company had a 13 for 1 forward stock split (see Note 7d).

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Comprehensive Income (Loss)
            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001, the Company has items that represent comprehensive income, therefore, has included a schedule Comprehensive Income (Loss) in the accompanying consolidated financial statements.

New Accounting Pronouncements
            On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

            On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

  NOTE 2 -  OTHER RECEIVABLE

            During the six months ended June 30, 2001, the Company acquired certain assets of Curex Technologies, Inc. ("Curex"). Included in these assets was $129,032 of cash (see Note 3). As of June 30, 2001 there remains $64,638 of cash which has not been transferred to the Company.

            During the six months ending June 30, 2001, Curex paid certain invoices on behalf of the Company which reduced the receivable by $64,394.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

  NOTE 3 -  ACQUISITION

           a) On February 21, 2001, the Company acquired all the issued and outstanding shares of capital stock of Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock after giving effect to the 13 for 1 forward stock split (see Note 7d). Lagostar held patents and intellectual properties with a fair value of $3,900,000 (see Notes 4, 5 and 7b ).

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain notes payable totaling $2,326,869. The assets acquired consisted of:

                     Patents                         $   204,815
                     Intellectual Properties             993,022
                     Goodwill                            871,715
                     Cash                                129,032
                     Investment in BioLargo              128,285
                                                      ------------

                     Total assets acquired           $ 2,326,869
                                                     ===========

              As of the date of acquisition, BioLargo's net book value of its assets approximated their fair value and were as follows:

                     Cash and cash equivalents  $        2,731
                     Inventory                          83,475
                     Accounts receivable                   556
                     Prepaid expenses and
                       other current assets              2,985
                     Patents                           213,239
                                                  ------------
                                                       302,986
                     Accounts Payable             (     51,446)
                                                 --------------

                     Net Book Value                    251,540

                     Less: minority interest       (   123,255)
                                                  -------------

                     Investment in Biolargo        $   128,285
                                                   ===========

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

  NOTE 4 -    PATENTS

              As discussed in Note 3, the Company has acquired certain patents. These patents consist of 1) developing the method for diagnostic and treatment of cancer using a new cancer marker called RECAF, 2) A technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric. These patents are presently registered in approximately twenty-four countries with on-going registrations currently being conducted. These patents have a cost totaling $611,563 and were acquired as follows:

a) Patents totaling a fair value of $30,000 were acquired relating to the acquisition of Lagostar (see Note 3a);

b) Patents totaling a fair value of $204,815 were acquired relating to the acquisition of certain assets of Curex (see Note 3b); and

c) Patents totaling a fair value of $376,748 were acquired relating to the acquisition of Biolargo (see Note 3b).

  NOTE 5 -    INTELLECTUAL PROPERTIES

              As discussed in Note 3, the Company has acquired certain intellectual properties relating to the rights to a new cancer marker technology. The technology identifies a universal cancer biomarker or receptor known as RECAF, thereby allowing detection of malignant cancer from blood test or tissue biopsies. The technology can also be used to image the location of the cancer and improve upon the present detection systems. The company has also acquired a patented technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric.

              These intellectual properties have a cost totaling $4,863,022 and were acquired as follows:

a) Intellectual properties totaling a fair value of $3,870,000 were acquired relating to the acquisition of Lagostar (see Note 3); and

b) Intellectual properties totaling a fair value of $993,022 were acquired relating to the acquisition of certain assets of Curex (see Note 3).

   NOTE 6-    NOTES PAYABLE

              On March 25, 2001, the Company acquired notes payable totaling $2,326,869 bearing interest at the rate of 5% per annum as consideration for the acquisition of certain assets of Curex. These notes are due on demand. During May 2001, the Company issued 1,544,404 shares of its common stock for settlement of the notes plus accrued interest.

                    WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 7 -    EQUITY TRANSACTIONS

         a) During the six months ending June 31, 2001, the majority shareholder sold his ownership in the company to an unrelated third party.

         b) On February 21, 2001, the Company issued 1,950,000 shares of its common stock giving effect for to the stock split as consideration for the purchase of Lagostar (see Note 3a). The value of these shares has been calculated at the market value of the stock at date of issuance.

         c) During the six months ended June 30, 2001, the Company cancelled 24,600,004 shares of its common stock after giving effect to the forward stock split.

          d) During the six months ended June 30, 2001, the Company had a 13-for-1 forward stock split. Prior to the forward stock split, the Company had 782,694 shares issued and outstanding. The forward stock split increased the issued and outstanding shares 10,175,022. The accompanying consolidated financial statements have been restated to conform to the reverse stock split.

         e) During the six months ended June 30, 200, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13128 to a related party as payment in full on advances received by the Company totaling $72,303.

         f) During the six months ended June 30, 2001, the Compan6y issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

  NOTE 8 -    COMMITMENTS AND CONTINGENCIES

              As of June 30, 2001, the Company is in negotiations with Curex regarding certain research and development to be performed.

  NOTE 9 -    SUBSEQUENT EVENTS

ON AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

      As stated in the previously filed quarter, Whispering Oaks International Inc. filed an Assumed Name Change Certificate with the Secretary of State of Texas on March, 2001 to enable the Company to conduct its business under the name of "BIOCUREX INC.". The Company will seek shareholder approval to change the name of the Company from Whispering Oaks International Inc. to Biocurex Inc..

      The Company owns the patents and intellectual properties relating to certain technology which can be used to detect cancer. The technology relates to a new pan-tumoral cancer marker known as RECAF(TM). This is a molecule present in cancer cells, but not in most normal adult cells, which can be used to differentiate between them for diagnostic purposes as well as for specifically targeting and destroying cancer cells. The technology can also be used to image the location of the cancer and improve the present detection systems. Accurate and timely diagnosis is the vital first step in managing cancer and it is projected that Biocurex can obtain a leadership position in the screening, diagnosis and imaging of cancer. The cancer diagnostics market is presently estimated at $4 billion.

      On May 17th, 2001, Biocurex announced the release of its first product. Histo RECAF(TM). This kit stains cancer cells on tissue sections, smears and biopsies and it is intended for pathologists as an aid in the diagnosis of malignancy.

      On June 12th, 2001, the company announced the results of an independent study done on a significant number of breast tissue samples selected at random. The samples included malignant, benign (fibroadenomas) and dysplastic (benign diffuse growth) specimens. The report indicated 100% detection of breast cancer with no false positives among the dysplasias and the benign tumors. Furthermore, several in-situ carcinomas (the earliest stage of cancer) were strongly positive. (The Management believes that the 100% figure might be slightly reduced as the number of cases increases.)

      At present, no other marker provides this level of detection for breast cancer. The RECAF(TM) cancer marker is also present in all malignant tissues studied to date and further studies on varied tissues are forthcoming.

      These results are not only important in reference to the product itself, but also validate, in a demonstrable way, the RECAF(TM) system and its potential for other uses, such as serum test, imaging and cancer cell targeting in general, which are being currently developed.

      In July 2001, Biocurex filed for FDA approval of its Histo-RECAF(TM) kit in the USA and to the Health Products and Food Branch division in Canada. The latter received approval under License No. 31198 in early August 2001.

      In early June, Biocurex announced the integration of its International Scientific Advisory Board, which includes:

o Dr. Phil Gold, C.C., O.Q., M.D., Ph.D., who is also the Chairman of the SAB (Montreal)

o Dr. Garri Abelev, Ph.D., M.D., who discovered AFP, the first cancer marker in history (Moscow)

o Dr. Jose Uriel, M.D., Ph.D., former Director of the French National Cancer Institute (Paris)

o     Dr. Elliot Alpert, Ph.D., a pioneer in cancer markers (Montreal)

o Dr. Maria Jose Villacampa, Ph.D., who worked with Dr. Moro on the development of RECAF(TM)

o Dr. Michel Sadelain, M.D., Ph.D., Director, in the Sloan-Kettering Memorial (New York) of one of only a handful of gene therapy laboratories in the USA and who also worked with Dr. Moro on the development of RECAF(TM)(New York)

o Dr. Taiki Tamaoki, Ph.D., who cloned the first cancer marker (Calgary, Japan)


      Now that the Company has developed its first cancer diagnostic kit - "Histo-RECAF(TM)", it is in the business of producing, marketing and licensing the kits. The Company has hired Dr. Paul Slowey, an expert in marketing biotechnology products, and he is in the process of completing a strategic marketing plan for the distribution of its cancer detection kits. As part of this plan, each overseas distributor will be responsible for obtaining regulatory approvals required in their territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of August 15, 2001, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kit will first be available for sale by December 2001.

      The Company also has a 51% interest in BioLargo Technologies, Inc. a corporation which has developed a super-absorbent material, known as I2ABSORB, which is designed to contain, absorb and disinfect a variety of biohazardous liquids.

      For the three months ended June 30, 2001, BioLargo Technologies, Inc. commenced selling its product with an initial sale of US$156,000.

      In August of 2001, BioLargo Technologies, Inc. a subsidiary of Biocurex Inc., announced the signing of a three-year definitive product purchase and marketing agreement with Blood Systems, one of the nation's oldest and largest non-profit community blood providers. Blood Systems, based in Scottsdale, Arizona, is the parent organization of BioCARE, Blood Systems Laboratories and United Blood Services, with 70 regional blood centers and community donor centers serving patients in 18 states.

      There are approximately 25 million blood products distributed for transfusion each year. The transport of hazardous materials and potentially infectious substances is regulated by the Department of Transportation. Based upon the terms of the marketing agreement, BioCARE, a division of Blood Systems, is named the sole-source provider of the Biolargo absorbent pad and its related packaging for the transport of blood products in the United States and Canada. The product will be formally introduced at the American Association of Blood Banks 54th Annual Meeting and Transfusion Medicine Expo October 13th - 17th, 2001 at the Henry B. Gonzalez Convention Center in San Antonio, Texas.

      BioLargo Technologies, Inc. headquartered in Rancho Santa Margarita, California, has patented technologies that deliver unique value to packaging and disposable absorbent products used in a variety of applications. BioLargo products make Institutional University Precautions safety features available for the general population.

      During the year ending December 31, 2001 the Company anticipates that its capital requirements will be as follows:

     Research and Development - Cancer Detection Kits            $1,500,000

     Research and Development - BioLargo Technologies, Inc.         500,000

     Payment of Outstanding Liabilities                             150,000

     General and Administrative Expenses                            600,000

     Marketing and Promotion                                       750,000
                                                               ------------

                  Total                                         $3,500,000
                                                               ==========

      The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the six months ending June 30, 2001, the Company:

1. Issued 1,544,404 shares of common stock to twenty persons in settlement of notes payable and accrued interest totalling $2,331,245

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

      On February 21, 2001, the Company issued 150,000 (1,950,000 post split) shares of its common stock to acquire certain technology and patents which related to the early detection of cancer.

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
                                                          ===========


      On April 20, 2001, Mr. Martinelli, as the Company's sole director, appointed Ricardo Moro-Vidal, Gerald Whittenberg and Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

     In March 2001, Mr. Martinelli returned 24,600,004 shares of common stock to the Company for cancellation.

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

      As of August 15, 2001, the Company's officers and directors were:

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

                                    PART II
                               OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      During the quarter ending June 30th, 2001 the Company did not file any reports on Form 8-K:

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WHISPERING OAKS INTERNATIONAL, INC.


                              By: /s/ Gerald Wittenberg
                                  ---------------------
                                     Gerald Wittenberg, Chairman and Director


                              By: /s/ D. Bruce Horton
                                  -------------------
                                     D. Bruce Horton, Principal Financial and
                               Accounting Officer


                              Date: August 20, 2001