Form 10QSB/A
period 2001-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2001-10-30
CIK 1092562

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

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

               Texas                                 75-2742601
        -------------------                  --------------------------
      (State of incorporation)         (I.R.S. Employer Identification Number)


                    30211 Avenida de Las Banderas, Suite 201
                        Rancho Santa Margarita, CA        92688
                 ------------ ---------------------------------
               (address of principal executive offices) (Zip Code)


                                 (949) 888-6616
                          ------------ ---------------
              (Registrant's telephone number, including area code)


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

                       WHISPERING OAKS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



                                      INDEX


Independent Auditors' Report                                      1

Consolidated balance sheets                                       2

Consolidated statements of operations                             3

Consolidated statement of comprehensive loss                      4

Consolidated statement of stockholders' equity                    5

Consolidated statements of cash flows                             6

Notes to consolidated financial statements                      7 - 15

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC)


We have audited the accompanying consolidated balance sheet of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY (DBA BIOCUREX, INC)as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the three months and six months ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY (DBA BIOCUREX,
INC) as of December 31, 2000, and for the three and six months ending June 30, 2000, are unaudited and are presented for comparison purposes. The accompanying consolidated statements of operations, comprehensive loss and cash flows, were audited by other auditors whose report thereon dated January 9, 2001, expressed an unqualified opinion on these statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY (DBA BIOCUREX, INC) as of June 30, 2001, and the results of their operations and cash flows for the three months and six months ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
August 14, 2001

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       2001            2000
                                                     --------      ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $ 28,815        $ 14,222
Other receivable                                      64,638               -
Inventory                                             89,154               -
                                                    --------        --------
   Total current assets                              182,607          14,222

Property and equipment, net of accumulated
 depreciation  of $154 and $-0-                        1,468               -

Goodwill, net of accumulated amortization
 of $14,528 and $-0-                                 857,187               -

Livestock, net of accumulated depreciation
 of $-0- and $185                                          -          13,128

Patents, net of accumulated amortization
 of $12,158 and $-0-                                 474,174               -

Intellectual property, net of accumulated
 amortization  of $121,575 and $-0-                4,741,447               -
                                                   ---------       ---------

     TOTAL ASSETS                                $ 6,256,883       $  27,350
                                                 ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses         $   207,665       $       -
   Advances from affiliates                                -          86,525
                                                 -----------     -----------
     Total liabilities                               207,665          86,525
                                                 -----------     -----------

Minority interest                                     51,748               -
                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 125,000,000 shares
    authorized, 11,719,426 and 32,825,026 shares
    issued and outstanding                            11,719          32,825
   Additional paid-in capital                      6,333,701          22,175
   Cumulative foreign currency translation
    adjustment                                       126,530               -
   Accumulated deficit                              (474,480)       (114,175)
                                                   ---------       ---------
     Total stockholders' equity                    5,997,470     (    59,175)
                                                 -------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $6,256,883     $    27,350
                                                  ==========     ===========




The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                        For the Six Months Ended      For the Three Months
                                                                              Ended
                                                June 30,                    June 30,
                                        --------------------------  --------------------------
                                           2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------

Revenue                                   $ 155,873       $     -     $ 155,873        $     -
                                        ------------  ------------  ------------  ------------

Cost of sales                                87,353             -         87,353             -
                                        ------------  ------------  ------------  ------------

Gross profit                                 68,520             -         68,520             -

General and Administrative Expenses
   Depreciation and amortization            148,415             -        148,415             -
   Professional fees                        127,431             -        127,431             -
   Research and development                  32,361             -         32,361             -
   Travel and entertainment                  22,289             -         22,289             -
   Office                                    25,756             -         25,756             -
   Legal and accounting                     113,937             -         65,437             -
   Livestock expenses                             -     (     174 )            -             -
   Executive compensation                         -         2,500              -         1,250
   Other                                     25,390        13,222         25,390         4,235
                                        ------------  ------------  ------------  ------------
Total general and administrative            495,579        15,548        447,079         5,485
expenses
                                        ------------  ------------  ------------  ------------

Loss from operations                       (427,059 )           -      (378,559 )       (5,485)

Other expense                                (4,752 )           -        (4,752 )            -
                                        ------------  ------------  ------------  ------------

Loss before minority interest              (431,811 )           -      (383,311 )       (5,485)

Minority interest                            71,506             -        71,506              -
                                        ------------  ------------  ------------  ------------

Loss before provision for income           (360,305 )     (15,548 )     (311,805)       (5,485)
taxes

Provision for income taxes                        -             -             -              -
                                        ------------  ------------  ------------  ------------

Net loss                                 $ (360,305 )  $  (15,548 )   $ (311,805)    $  (5,485)
                                        ============  ============  ============  ============

Basic and diluted loss per share             $ (.03 )     $  (.01 ) $      (.03 )  $  (    .00)

                                        ============  ============   ============ ============






The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                        For the Six Months Ended      For the Three Months
                                                                              Ended
                                                June 30,                    June 30,
                                        --------------------------  --------------------------
                                           2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS
 Net Loss                             $ (  360,305) $  (  15,548) $ (  311,805) $    (  5,485)

 Foreign Currency Translation               126,530             -      126,530               -
Adjustment
                                        ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS                    $ (  233,775) $    (15,548) $ (  185,275)  $    (  5,485)
                                        ============  ============  ============  ============











The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                   Total
                                               Additional                        Stockholders'
                             Common Stock       Paid-in   Accumulated  Foreign      Equity
                          --------------------
                           Shares     Amount    Capital    Deficit     Exchange  (Deficiency)
                         ---------  --------- ---------- -----------  --------  -----------

Balance at January 1,      505,000    $   505  $ 44,495  $( 90,895 )   $     -   $ ( 45,895 )
1999
Effect of 5 for 1
forward split
 on October 15, 1999     2,020,000      2,020   ( 2,020 )        -           -            -
Capital contributed
by a con- trolling
shareholder in the form
 of executive compensation       -          -     5,000          -           -        5,000
Net income for the year          -          -         -          6           -            6
                          ---------  --------- ---------- -----------  --------  -----------

Balance at  December
 31, 1999                2,525,000      2,525    47,475   ( 90,889 )         -     ( 40,889 )
Capital contributed by
 a shareholder                   -          -     5,000          -           -        5,000
Net loss for the year            -          -         -   ( 23,286 )         -     ( 23,286 )
                          ---------  --------- ---------- -----------  --------  -----------

Balance at December
 31, 2000                2,525,000      2,525    52,475   (114,175 )         -     ( 59,175 )
Effect of 13 for 1
 forward split          30,300,026     30,300  ( 30,300 )        -           -            -
                          ---------  --------- ---------- -----------  --------  -----------

Balance at December
 31, 2000, restated     32,825,026     32,825    22,175   (114,175 )         -     ( 59,175 )
Capital contributed
relating to the
forgiveness of advances
 payable                         -          -    59,175          -           -       59,175
Issuance of common stock
for patents and intellectual
properties after giving
effect to 13 for 1 forward
split                    1,950,000      1,950 3,898,050          -           -    3,900,000
Cancellation of common
stock giving effect to
13 for 1 forward
 split                 (24,600,004)   (24,600)   24,600          -           -            -
Issuance of stock
in settlement
 of notes payable        1,544,404      1,544 2,329,701          -           -    2,331,245
Cumulative foreign
currency translation
 adjustment                      -          -         -          -     126,530      126,530
Net loss for the six
months ending June
 30, 2001                        -          -         -   (360,305 )         -     (360,305 )
                          ---------  --------- ---------- -----------  --------  -----------
Balance at
 June 30, 2001          11,719,426   $ 11,719 $6,333,701 $(474,480 )  $126,530   $5,997,470
                         =========  ========= ========== ===========  ========  ===========







The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the Six Months Ended
                                                          June 30,
                                                -----------------------------
                                                     2001             2000
                                                --------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (360,305)        $ (15,548)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                  148,415                 -
     Executive compensation                               -             2,500
  Increase in minority interest                      51,748                 -
Changes in certain assets and liabilities:
  Increase in accounts receivable                 (  64,638)                -
  Increase in accounts payable                      207,665                 -
  Decrease in inventory                              (6,675)                -
  Decrease in advances from affiliates            (  86,525)                -
                                               -------------     -------------
Total cash (used in) operating activities           110,315           (13,048)
                                               -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                 (1,622)                -
                                               -------------     -------------
Total cash provided by investing activities          (1,622)                -
                                               -------------     -------------
Effects of exchange rate                            126,530                 -
                                               -------------     -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                14,593           (13,048)

CASH AND CASH EQUIVALENTS - BEGINNING                14,222            18,036
                                               -------------     -------------
CASH AND CASH EQUIVALENTS - ENDING             $     28,815      $      4,988
                                               =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid for:
     Interest expense                          $          -      $          -
                                               =============     =============
     Income taxes                              $          -      $          -
                                               =============     =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the six months ended June 30, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.
     On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock giving effect to the 13 for 1 forward stock split (see Note 3).
     On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869 (see Note 3 for a listing of the assets acquired).
     On June 30, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation
              The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its 51%-owned subsidiary BioLargo Technologies, Inc. ("Biolargo"), incorporated on May 3, 1999 under the Canada Business Corporation's Act (see Note 3b).

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

            For non-employees stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

            Translation of Foreign Currency
            The Company has determined that the local currencies of its Canadian subsidiary are their functional currencies. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

            The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                                                             June 30,
                                                    -----------------------
                                                        2001         2000
                                                    -----------------------
              Basic  and diluted                    11,719,426    2,525,000
                                                    =========== ===========

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)
            On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

  NOTE 2 -  OTHER RECEIVABLE

            During the six months ended June 30, 2001, the Company acquired certain assets of Curex Technologies, Inc. ("Curex"). Included in these assets was $129,032 of cash (see Note 3). As of June 30, 2001 there remains $64,638 of cash, which has not been transferred to the Company.

            During the six months ending June 30, 2001, Curex paid certain invoices on behalf of the Company, which reduced the receivable by $64,394.

  NOTE 3 -  ACQUISITION

           a) On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 of Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock after giving effect to the 13 for 1 forward stock split (see Note 7d).

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also assumed certain notes payable totaling $2,326,869. The assets acquired consisted of:

                                Patents                        $    204,815
                                Intellectual Properties             993,022
                                Goodwill                            871,715
                                Cash                                129,032
                                Investment in BioLargo              128,285
                                                              -------------

                                Total assets acquired           $ 2,326,869
                                                                ===========

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 3 -    ACQUISITION (Continued)

              As of the date of acquisition, BioLargo's net book value of its assets approximated their fair value and were as follows:

                     Cash and cash equivalents  $        2,731
                     Inventory                          83,475
                     Accounts receivable                   556
                     Prepaid expenses and
                       other current assets              2,985
                     Patents                           213,239
                                                  ------------
                                                       302,986
                     Accounts Payable             (     51,446)
                                                 -------------

                     Net Book Value                    251,540

                     Less: minority interest       (   123,255)
                                                  ------------

                     Investment in Biolargo        $   128,285
                                                   ===========

  NOTE 4 -    PATENTS

              As discussed in Note 3, the Company has acquired certain patents. These patents consist of 1) developing the method for diagnostic and treatment of cancer using a new cancer marker called RECAF, these patents are presently registered in approximately twenty-four countries with on-going registrations currently being conducted; 2) a technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric. The patents have a cost totaling $611,563 and were acquired as follows:

a) Patents totaling a fair value of $30,000 were acquired relating to the acquisition from Lagostar (see Note 3a);

b) Patents totaling a fair value of $204,815 were acquired relating to the acquisition of certain assets of Curex (see Note 3b); and

c) Patents totaling a fair value of $376,748 were acquired relating to the acquisition of Biolargo (see Note 3b).

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

              These intellectual properties have a cost totaling $4,863,022 and were acquired as follows:

a) Intellectual properties totaling a fair value of $3,870,000 were acquired relating to the acquisition of patents and intellectual properties of Lagostar (see Note
                      3); and

b) Intellectual properties totaling a fair value of $993,022 were acquired relating to the acquisition of certain assets of Curex (see Note 3).

   NOTE 6-    NOTES PAYABLE

              On March 25, 2001, the Company assumed notes payable totaling $2,326,869, bearing interest at the rate of 5% per annum, as consideration for the acquisition of certain assets of Curex. These notes are due on demand. During May 2001, the Company issued 1,544,404 shares of its common stock in settlement of the notes plus accrued interest.

  NOTE 7 -    EQUITY TRANSACTIONS

         a) During the six months ending June 31, 2001, the majority shareholder sold his ownership in the Company to an unrelated third party.

         b) On February 21, 2001, the Company issued 1,950,000 shares of its common stock giving effect to the stock split as consideration for the purchase of patents and intellectual properties of Lagostar (see Note 3a). The value of these shares has been calculated at the market value of the stock at date of issuance.

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 7 -    EQUITY TRANSACTIONS (Continued)

         e) During the six months ended June 30, 200, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303.

         f) During the six months ended June 30, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

  NOTE 8 -    COMMITMENTS AND CONTINGENCIES

              As of June 30, 2001, the Company is in negotiations with Curex regarding certain research and development to be performed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

      As stated in the Company's previous 10-Q report, the Company filed an Assumed Name Change Certificate with the Secretary of State of Texas on March, 2001 to enable the Company to conduct its business under the name of "BIOCUREX INC." The Company will seek shareholder approval to change the name of the Company from Whispering Oaks International Inc. to Biocurex Inc.

      The Company owns the patents and intellectual properties relating to certain technology which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer. The cancer diagnostics market is presently estimated at $4 billion per year.

      A principal goal of cancer research is to differentiate cancer cells from healthy cells. One way to achieve this goal is to detect molecules (markers) that are present on cancer cells but not on healthy cells. The Company's technology relates to the RECAF(TM) marker, which can be used in blood and tissue tests to determine if a patient has cancer. These tests can also be used on a regular basis for the early detection of recurring cancer, thereby allowing a more effective treatment of cancer patients. Once cancer is detected it is then possible to specifically target the cancer cells with antibodies or drugs to stop the cancer growth without damaging the normal cells. The RECAF(TM) marker has been found in all tissues studied, including breast, lung, stomach and prostate.

      The Company's cancer detection kit for tissues (Histo-RECAF(TM)) stains cancer cells thereby allowing a pathologist to easily see the cancer cells with the use of a microscope.

      The Company's Histo-RECAF(TM) kit was sent to independent laboratories and researchers for testing on a significant number of breast tissue samples selected at random. The samples included malignant, benign (fibroadenomas) and dysplastic (benign diffuse growth) specimens. On June 12, 2001 the Company received confirmation from the first of these laboratories indicating that 100% of breast cancers tested positive with the kits. Benign tumors and other non-malignant breast tissues were also studied with the Company's cancer detection kit and the Company's technology correctly indicated that none of these tissues were positive. Furthermore, several in-situ carcinomas (the earliest stage of cancer) tested positive. (The Company believes that the 100% confirmation figure might be slightly less as the number of cases increases.)

      At present, no other marker provides this level of detection for breast cancer.

      The test results are not only important in reference to the product itself, but also validate, in a demonstrable way, the RECAF(TM) system and its potential for other uses, such as serum testing, imaging and cancer cell targeting in general, which are currently being developed.

      In July 2001, the Company filed for FDA approval of its Histo-RECAF(TM) kit in the USA and to the Health Products and Food Branch division in Canada. The latter received approval under License No. 31198 in August 2001. Although the FDA approval is only required for the United States market, FDA approval will add credibility when negotiating with overseas distributors.

      The Company is currently in the process of producing, marketing and licensing its Histo-RECAF(TM) diagnostic kit. The Company has hired Dr. Paul Slowey to complete a marketing plan for the distribution of its cancer detection kits. As part of this plan, each overseas distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of October 15, 2001, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kit will first be available for sale by December 2001.

      In June 2001, the Company announced the integration of its International Scientific Advisory Board, which includes:

o    Dr. Phil Gold, C.C., O.Q., M.D., Ph.D., the Chairman of the SAB (Montreal)

o Dr. Garri Abelev, Ph.D., M.D., who discovered AFP, the first cancer marker in history (Moscow)

o Dr. Jose Uriel, M.D., Ph.D., former Director of the French National Cancer Institute (Paris)

o    Dr. Elliot Alpert, Ph.D., a pioneer in cancer markers (Montreal)

o Dr. Maria Jose Villacampa, Ph.D., who worked with Dr. Moro on the development of RECAF(TM)

o Dr. Michel Sadelain, M.D., Ph.D., Director, in the Memorial Sloan-Kettering (New York), one of only a handful of gene therapy laboratories in the USA, and who also worked with Dr. Moro on the development of RECAF(TM)(New York)

o Dr. Taiki Tamaoki, Ph.D., who cloned the first cancer marker (Calgary, Japan)

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

      During the six months ended June 30, 2001, BioLargo Technologies recorded its first sale of US $156,000.

      In August of 2001, BioLargo Technologies announced the signing of a three-year product purchase and marketing agreement with Blood Systems, a non-profit community blood provider. Blood Systems, based in Scottsdale, Arizona, is the parent organization of BioCARE, Blood Systems Laboratories and United Blood Services, with 70 regional blood centers and community donor centers serving patients in 18 states.

      There are approximately 25 million blood products distributed for transfusion each year. The transport of hazardous materials and potentially infectious substances is regulated by the Department of Transportation. Based upon the terms of the marketing agreement, BioCARE, a division of Blood Systems, is the sole-source provider of the Biolargo absorbent pad and its related packaging for the transport of blood products in the United States and Canada. The product will be formally introduced at the American Association of Blood Banks 54th Annual Meeting and Transfusion Medicine Expo October 13th - 17th, 2001 at the Henry B. Gonzalez Convention Center in San Antonio, Texas.

      BioLargo Technologies, headquartered in Rancho Santa Margarita, California, develops products which make Institutional University Precautions safety features available for the general population.

      During the year ending December 31, 2001 the Company anticipates that its capital requirements will be as follows:

            Research and Development - Cancer Detection Kits     $1,500,000

            Research and Development - BioLargo Technologies, Inc.  500,000

            Payment of Outstanding Liabilities                      150,000

            General and Administrative Expenses                     600,000

            Marketing and Promotion                                 750,000
                                                               ------------

                  Total                                          $3,500,000
                                                               ============

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ending June 30, 2001, the Company:

1. Issued 1,544,404 shares of common stock to twenty persons in settlement of notes payable and accrued interest totalling $2,331,245

      The shares issued to the note holders were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by
Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

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

      As of October 15, 2001, the Company's officers and directors were:

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

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      During the quarter ending June 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WHISPERING OAKS INTERNATIONAL, INC.


                              By: /s/ Gerald Wittenberg
                                  -------------------------------------------
                                     Gerald Wittenberg, Chairman and Director


                              By: /s/ D. Bruce Horton
                                  -------------------------------------------
                                     D. Bruce Horton, Principal Financial and
                                     Accounting Officer


                              Date: October 29, 2001