Form 10QSB
period 2001-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2001-11-15
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of November 12, 2001, the Company had 11,719,426 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                                       AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001







                                      INDEX



Consolidated balance sheets                                    1


Consolidated statements of operations                          2


Consolidated statement of comprehensive loss                   3


Consolidated statement of stockholders' equity                 4


Consolidated statements of cash flows                          5


Notes to consolidated financial statements                   6 - 14

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                           CONSOLIDATED BALANCE SHEETS


                                              September 30,    December 31,
                                                   2001            2000
                                              ------------     -----------
                                               (Unaudited)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $    7,427       $   14,222
Other receivable                                   18,322                -
Inventory                                          87,604                -
                                               ----------       ----------
   Total current assets                           113,353           14,222

Property and equipment, net of
 accumulated depreciation of $78 and $-0-           1,489                -

Goodwill, net of accumulated amortization
 of $29,056 and $-0-                              842,659                -

Livestock, net of accumulated
 depreciation of $-0- and $185                          -           13,128

Patents, net of accumulated amortization
 of $18,180 and $-0-                              466,636                -

Intellectual property, net of accumulated
 amortization of $182,363 and $-0-              4,680,659                -
                                                ----------------------------
     TOTAL ASSETS                             $ 6,104,796       $   27,350
                                                =========        ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses      $   287,890       $        -
   Advances from affiliates                             -           86,525
                                               ----------      -----------
     Total liabilities                            287,890           86,525
                                               ----------      -----------
Minority interest                                   7,795                -
                                               ----------      -----------

COMMITMENTS AND CONTINGENCIES                           -                -

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 125,000,000
    shares authorized, 11,719,426 and
    32,825,026 shares issued and outstanding       11,719           32,825
   Additional paid-in capital                   6,333,701           22,175
   Cumulative foreign currency translation
    adjustment                                    139,805                -
   Accumulated deficit                           (676,114)        (114,175)
                                                ---------        ---------
     Total stockholders' equity                 5,809,111          (59,175)
                                                ---------        ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 6,104,796       $   27,350
                                                =========        =========



The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                        For the Nine Months Ended     For the Three Months
                                                                              Ended
                                              September 30,               September 30,
                                        --------------------------  --------------------------
                                           2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------

Revenue                                   $ 154,233       $     -        $     -       $     -
                                        ------------  ------------  ------------  ------------
Cost of sales                                86,902             -              -             -
                                        ------------  ------------  ------------  ------------
Gross profit                                 67,331             -              -             -

General and Administrative Expenses
   Depreciation and amortization            229,677             -         81,262             -
   Professional fees                        285,126             -        132,691             -
   Travel and entertainment                  35,640             -          9,597             -
   Office                                    48,500             -         16,198             -
   Legal and accounting                     110,556             -            923             -
   Livestock expenses                             -     (     174 )            -             -
   Executive compensation                         -         3,750              -         1,250
   Other                                     20,657        17,088              -         3,866
                                        ------------  ------------  ------------  ------------
Total general and administrative            730,156        20,664        240,671         5,116
expenses
                                        ------------  ------------  ------------  ------------

(Loss) from operations                     (662,825 )           -      (240,671 )       (5,116)
Other expense                            (    9,657 )           -             -              -
Foreign currency exchange loss           (    4,916 )           -    (    4,916 )
                                        ------------  ------------  ------------  ------------

(Loss) before minority interest            (677,398 )     (20,664 )    (245,587 )       (5,116)

Minority interest                           115,459             -        43,953              -
                                        ------------  ------------  ------------  ------------

Loss before provision for income           (561,939 )     (20,664 )     (201,634)       (5,116)
taxes

Provision for income taxes                        -             -             -              -
                                        ------------  ------------  ------------  ------------
Net (loss) income                        $ (561,939 )  $  (20,664 )   $ (201,634)    $  (5,116)
                                        ============  ============  ============  ============

Basic and diluted loss per share         $   (  .05 )  $   (  .01 )   $  (   .02)    $   ( .00)
                                        ============  ============  ============  ============






The accompanying notes are an integral part of the consolidated financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                                    (DBA BIOCUREX, INC)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                        For the Nine Months Ended     For the Three Months
                                                                              Ended
                                              September 30,               September 30,
                                        --------------------------  --------------------------
                                           2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS
 Net Loss                             $ (  561,939) $  (  20,664) $ (  201,634) $    (  5,116)

 Foreign Currency Translation               139,805             -       13,275               -
Adjustment
                                        ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS                    $ (  422,134) $    (20,664) $ (           $    (  5,116)
                                                                        188,359)
                                        ============  ============  ============  ============
























The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                    Total
                                               Additional                        Stockholders'
                             Common Stock       Paid-in   Accumulated  Foreign      Equity
                           Shares     Amount    Capital    Deficit     Exchange  (Deficiency)
                          ---------  --------- ---------- -----------  --------  -----------

Balance at January 1,      505,000    $   505  $ 44,495   $ (90,895)   $     -    $ (45,895)
1999
Effect of 5 for 1
forward split
 on October 15, 1999     2,020,000      2,020    (2,020)          -          -            -

Capital  contributed by a
controlling shareholder in
the form of executive            -          -     5,000           -          -        5,000
 compensation
Net income for the year          -          -         -           6          -            6
                          ---------  --------- ---------- -----------  --------  -----------

Balance at
 December 31, 1999       2,525,000      2,525    47,475     (90,889)         -      (40,889)

Capital contributed by a
 shareholder                     -          -     5,000           -          -        5,000
Net loss for the year            -          -         -     (23,286)         -      (23,286)
                          ---------  --------- ---------- -----------  --------  -----------

Balance at
 December 31, 2000       2,525,000      2,525    52,475    (114,175)         -      (59,175)

Effect of 13 for 1      30,300,026     30,300   (30,300)          -          -            -
forward split
                          ---------  --------- ---------- -----------  --------  -----------

Balance at  December  31,
2000,                   32,825,026     32,825    22,175    (114,175)         -      (59,175)
 restated
Capital contributed
relating to
 the forgiveness of              -          -    59,175           -          -       59,175
advances payable
Issuance of common  stock
 for patents and
 intellectual properties
 after giving effect
 to 13 for 1 forward     1,950,000      1,950 3,898,050           -          -    3,900,000
 split
Cancellation of common
 stock giving effect to
 13 for 1 forward
 split                 (24,600,004)   (24,600)   24,600           -          -            -
Issuance of stock in
 settlement of notes     1,544,404      1,544 2,329,701           -          -    2,331,245
 payable
Cumulative foreign
 currency translation            -          -         -           -    139,805      139,805
 adjustment
Net loss for the nine
 months ending                   -          -         -    (561,939)         -     (561,939)
 September 30, 2001
                          ---------  --------- ---------- -----------  --------  -----------
Balance at September
 30, 2001               11,719,426   $ 11,719 $6,333,701  $(676,114)  $139,805  $ 5,809,111
                          =========  ========= ========== ===========  ========  ===========







The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  For the Nine Months Ended
                                                        September 30,
                                                     2001            2000
                                                --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(561,939)      $ (20,664)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                 229,677                -
     Executive compensation                              -            3,750
  Increase in minority interest                      7,795                -
Changes in certain assets and liabilities:
  Increase in accounts receivable                  (18,322)               -
  Increase in accounts payable                     287,890                -
  Decrease in inventory                             (3,609)               -
  Decrease in advances from affiliates             (86,525)               -
                                              -------------      -----------
Total cash (used in) operating activities         (145,033)         (16,914)
                                              -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                (1,567)               -
                                              -------------      -----------
Total cash provided by investing activities         (1,567)               -
                                              -------------      -----------
Effects of exchange rate                           139,805                -
                                              -------------      -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               (6,795)         (16,914)

CASH AND CASH EQUIVALENTS - BEGINNING               14,222           18,036
                                              -------------      -----------
CASH AND CASH EQUIVALENTS - ENDING          $       7,427      $      1,122
                                              =============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid for:
     Interest expense                       $            -     $          -
                                              ==============     ===========
     Income taxes                           $            -     $          -
                                              ==============     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the nine months ended September 30, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.
     On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock giving effect to the 13 for 1 forward stock split (see Note 3).
     On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869 (see Note 3 for a listing of the assets acquired).
     On SEPTEMBER 30, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

The accompanying notes are an integral part of the consolidated financial statements.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

              Patents
              Patents are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of September 30, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of September 30, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized.

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                                                          September 30,
                                                  -------------------------
                                                        2001         2000
                                                  -------------------------
              Basic  and diluted                    11,719,426    2,525,000
                                                   ============ ===========

            During the nine months ending September 30, 2001, the Company had a 13 for 1 forward stock split (see Note 7d).

            Comprehensive Income (Loss)
            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001, the Company has items that represent comprehensive income, therefore, has included a schedule Comprehensive Income (Loss) in the accompanying consolidated financial statements.

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

  NOTE 2 -  OTHER RECEIVABLE

            During the nine months ended September 30, 2001, the Company acquired certain assets of Curex Technologies, Inc. ("Curex"). Included in these assets was $129,032 of cash (see Note 3). As of September 30, 2001 there remains $11,646 of cash, which has not been transferred to the Company.

            During the nine months ending September 30, 2001, Curex paid certain invoices on behalf of the Company, which reduced the receivable by $117,386.

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

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain notes payable totaling $2,326,869. The assets acquired consisted of:

                                Patents                        $    204,815
                                Intellectual Properties             993,022
                                Goodwill                            871,715
                                Cash                                129,032
                                Investment in BioLargo              128,285
                                                                -----------
                                Total assets acquired           $ 2,326,869
                                                                ===========

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

   NOTE 6-    NOTES PAYABLE

              On March 25, 2001, the Company acquired notes payable totaling $2,326,869, bearing interest at the rate of 5% per annum, as consideration for the acquisition of certain assets of Curex. These notes are due on demand. During May 2001, the Company issued 1,544,404 shares of its common stock for settlement of the notes plus accrued interest.

  NOTE 7 -    EQUITY TRANSACTIONS

         a) During the nine months ending September 30, 2001, the majority shareholder sold his ownership in the Company to an unrelated third party.

         b) On February 21, 2001, the Company issued 1,950,000 shares of its common stock giving effect to the stock split as consideration for the purchase of patents and intellectual properties of Lagostar (see Note 3a). The value of these shares has been calculated at the market value of the stock at date of issuance.

         c) During the nine months ended September 30, 2001, the Company cancelled 24,600,004 shares of its common stock after giving effect to the forward stock split.

         d) During the nine months ended September 30, 2001, the Company had a 13-for-1 forward stock split. Prior to the forward stock split, the Company had 782,694 shares issued and outstanding. The forward stock split increased the issued and outstanding shares 10,175,022. The accompanying consolidated financial statements have been restated to conform to the reverse stock split.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


  NOTE 7 -    EQUITY TRANSACTIONS (Continued)

         e) During the nine months ended September 30, 2001, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303.

f) During the nine months ended September 30, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

  NOTE 8 -    COMMITMENTS AND CONTINGENCIES

              As of September 30, 2001, the Company is in negotiations with Curex regarding certain research and development to be performed.

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

      The Company is currently in the process of producing, marketing and licensing its Histo-RECAF(TM) diagnostic kit. The Company has hired Dr. Paul Slowey to complete a marketing plan for the distribution of its cancer detection kits. As part of this plan, each overseas distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of November 12, 2001, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kit will first be available for sale by December 2001.

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

      During the nine months ended September 30, 2001, BioLargo Technologies recorded its first sale of US $154,000.

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

      There are approximately 25 million blood products distributed for transfusion each year. The transport of hazardous materials and potentially infectious substances is regulated by the Department of Transportation. Based upon the terms of the marketing agreement, BioCARE, a division of Blood Systems, is the sole-source provider of the Biolargo absorbent pad and its related packaging for the transport of blood products in the United States and Canada. The product was formally introduced at the American Association of Blood Banks 54th Annual Meeting and Transfusion Medicine Expo October 13th - 17th, 2001 at the Henry B. Gonzalez Convention Center in San Antonio, Texas.

      BioLargo Technologies, headquartered in Rancho Santa Margarita, California, develops products which make Institutional University Precautions safety features available for the general population.

      During the twelve months ending September 30, 2002 the Company anticipates that its capital requirements will be as follows:

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

      As of November 12, 2001, the Company's officers and directors were:

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

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      During the quarter ending September 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WHISPERING OAKS INTERNATIONAL, INC.


                              By: /s/ Gerald Wittenberg
                                  --------------------------------------------
                                  Gerald Wittenberg, Chairman and Director


                              By: /s/ D. Bruce Horton
                                  --------------------------------------------
                                  D. Bruce Horton, Principal Financial and
                                  Accounting Officer


                              Date: November 14, 2001