Form 10KSB
period 2001-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2002-04-16
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

                Texas                                        75-2742601
         ---------------------                         ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)

       30211 Avenida de Las Banderas, Suite 201
       Rancho Santa Margarita, CA                              92688
    ---------------------------------------------          -------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (949) 888-6616 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                        X
                                     YES NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Company (10,875,389 shares) based upon the closing price of the company's common stock on March 20, 2001, was approximately 9,450,000.

The Company's revenues for the most recent fiscal year were $253,688.

As of March 21, 2002 the Company had 11,730,425 issued and outstanding shares of common stock.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      The Company was incorporated in December 1997. Prior to February 20, 2001 the Company was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000 the Company owned one thoroughbred horse.

      In February 2001 the Company ceased its business activities relating to the acquisition and sale of thoroughbred race horses.

      On February 21, 2001, the Company issued 150,000 (1,950,000 post split) shares of its common stock to acquire all of the issued and outstanding shares of Lagostar Trading S.A. At the time of this acquisition, Lagostar Trading owned certain technology and patents which relate to the early detection of cancer.

      On March 1, 2001 the Company's Board of Directors declared a 13:1 forward stock split.

      On March 25, 2001 the Company acquired the following assets from Curex Technologies Inc. in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869 which were payable by Curex to various third parties.

                        Patents                $     204,815
                        Property Technology          993,022
                        Goodwill                     773,480
                        Cash                         129,032
                        51% interest in BioLargo
                           Technologies, Inc.        226,520
                                                ------------

                              Total:             $ 2,326,869
                                                 ===========

      In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex Technologies.

Cancer Detection Kit

      As a result of the Company's acquisition of technology in February and March 2001 the Company owns the patents and intellectual properties relating to certain technology which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer. The cancer diagnostics market is presently estimated at $4 billion per year.

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

      The Company is currently in the process of producing, marketing and licensing its Histo-RECAF(TM) diagnostic kit. As part of the Company's marketing plan, each overseas distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of March 31, 2002, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kit will first be available for sale by the third quarter of 2002 and will sell for approximately $400 per kit.

BioLargo Technologies, Inc.

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

      During the year ended December 31, 2001, BioLargo Technologies had sales of $253,688.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Company's executive offices are located at 7080 River Road, Suite 215 Richmond, BC and consist of 5,000 square feet of space. The Company's offices are rented for $3,165 per month pursuant to a lease which expires on May 31st. 2003.

The company also has a sales and marketing office located at 30211 Avenida de las Banderas, suite 201, Rancho Santa Margarita, California, USA. There is no lease in place on these premises, and the Company pays $2,100 per month.

ITEM 3.     LEGAL PROCEEDINGS

                None.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

                None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      As of March 31, 2002 there were approximately 165 record holders of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on March 30, 2001.

         Quarter Ending                High             Low

            3/31/01                     3.88             3.50
           6/30/01                      5.50             1.75

           9/30/01                      5.88             1.95
          12/31/01                      2.24             0.81

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     In February 2001 the Company discontinued its former business, which was the purchase and sale of race horses. Since that time, the Company has been involved in developing its cancer detection kits. As a result, financial information for comparative periods in the year 2000 is not presented since financial information prior to February 2001 reflects the operations of a business which has been discontinued by the Company.

      In July 2001, the Company filed for FDA approval of its Histo-RECAF(TM) kit in the USA. The Health Products and Food Branch division in Canada approved the Company's Histo-RECAF(TM) kit in August 2001.

      The Company is in the process of producing, marketing and licensing its Histo-RECAF(TM) diagnostic kit. As of March 31, 2002, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kits will first be available for sale by the third quarter of 2002.

      The Company has a 51% interest in BioLargo Technologies, Inc. During the year ended December 31, 2001, BioLargo Technologies had sales of $253,688.

      During the twelve months ending December 31, 2002 the Company anticipates that its capital requirements will be as follows:

      Research and Development - Cancer Detection Kits       $1,500,000
      Research and Development - BioLargo Technologies, Inc.    500,000
      Payment of Outstanding Liabilities                        500,000
      General and Administrative Expenses                       760,000
      Marketing and Promotion                                   500,000
                                                             ----------
                  Total:                                     $3,810,000
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

ITEM 7.     FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

      Effective May 2, 2001 the Company retained Merdinger, Fruchter to act as the Company's independent certified public accountants. In this regard, Merdinger, Fruchter replaced Scott W. Hatfield as the Company's independent certified public accountant. The Company replaced Mr. Hatfield with Merdinger, Fruchter as a result of the change in the Company's management and the relocation of the Company's offices from Texas to California. Mr. Hatfield audited the Company's financial statements for the fiscal years ended December 31, 1999 and 2000. The report of Mr. Hatfield for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Mr. Hatfield for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ending May 2, 2001, there were no disagreements with Mr. Hatfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Hatfield would have caused him to make reference to such disagreements in his report.

      The change in the Company's auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ending May 2, 2001, the Company did not consult Merdinger, Fruchter regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

    Information concerning the Company's Officers and Directors follows:

      Name                         Age    Position

      Dr. Strathearn Wilson, PhD    72    Chief Executive Officer
      Dr. Ricardo Moro-Vidal        49    President and a Director
      Dr. Paul Slowey, PhD.         46    Vice President of Marketing
      Dr. Gerald Wittenberg         49    Chairman, Secretary/Treasurer/Director
      D. Bruce Horton               57    Chief Financial Officer
      Dr. Phil Gold, PhD            64    Director

      Each director holds officer until his successor is duly elected by the stockholders. The Company's officers serve at the pleasure of the Board of Directors.

     Dr. Strathearn Wilson, PhD. has been an officer of the Company since March 2001. From September of 1958 to July of 1998, Dr. Wilson held a number of key positions with Aventis Pasteur Merieux (formerly Connaught Laboratories). These positions included Deputy Head of Q.C., Head of Regulatory Affairs and Director of the Diagnostic Business Unit.

     Dr. Ricardo Moro-Vidal, MD. - has been an officer and director of the Company since March 2001. From 1980 to 1985, Dr. Moro worked in cancer research at the French National Cancer Institute near Paris, France. From late 1985 to 1988 he worked at the University of Alberta, Edmonton on materno-fetal immunology. From 1989 to 1996 was engaged in various entrepreneurial ventures relating to diagnostics and instrumentation. In 1996 he founded Curex Technologies Inc., where he further developed the RECAF cancer marker concept.

     Dr. Paul Slowey, PhD. has been an officer of the Company since September 2001. From 1984 to 1990, Dr. Slowey worked as Project Leader in the Drug Discovery program at a major pharmaceutical manufacturer, Sterling Drug Inc. (now Sanofi-Winthrop). Dr. Slowey then spent seven years (from 1990 to 1996) with Incatar Corporation, a manufacturer of medical diagnostic products, as Director of the International Sales Division.

      From 1996 to 1999, Dr. Slowey served as Chief Operating Officer and Vice President of Sales and Marketing for Saliva Diagnostic tests.

     His most recent appointment, before joining BioCurex Inc. was with Ora Sure Technologies, Inc., the world's leading developer of oral fluid diagnostic tests where he was employed as the Director of International Sales and Marketing.

      Dr. Gerald Wittenberg D.M.D.,MS. has been an officer and director of the Company since March 2001. Dr. Wittenberg has had a private facial surgery practice since 1981.

     Mr. D. Bruce Horton, CGA. has been an officer of the Company since March 2001. In 1986 Mr. Horton co-founded Clearly Canadian Beverage Corporation and was Chief Financial Officer and Director until April 1997. From 1997 to present, Mr. Horton has acted as a management and financial consultant to various private and public companies.

     Dr. Phil Gold, C.C., O.Q., MD., PhD. - has been a director of the Company since March of 2001 as well as the Chairman of the Scientific Advisory Board.

      From 1978 to 1980 was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984 Dr. Gold was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990 he served as Chairman of the Department of Medicine at McGill University in Montreal.

      His present positions include Physician-in-Chief, Department of Medicine, The Montreal General Hospital; Professor of Medicine, McGill University; Professor, Departments of Physiology and Oncology, McGill University and the Director of the McGill University Medical Clinic at the Montreal General Hospital .

      The assay for CEA (Carcinoembryonic Antigens) developed by Dr. Gold, has become the most used marker for human cancer diagnosis and monitoring.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2001. The Company does not have a Compensation Committee.

                                                                         All
                                            Other                        Other
                                            Annual   Restric-            Com-
                                            Compen-  ted Stock Options   pensa-
      Name and       Fiscal   Salary  Bonus sation   Awards    Granted   tion
Principal Position   Year      (1)     (2)   (3)      (4)        (5)     (6)
------------------   ------   ------  ----- -------  --------- -------   ----

Dr. Strathearn Wilson  2001  $22,784     --      --         --      --     --
Chief Executive Officer
Since March 2001

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the Table. Subsequent to December 31, 2001, and as explained elsewhere in this report, the Company granted options to its officers and directors.
(6) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

Employment Contracts

     The Company has employment contracts with Dr. Ricardo Moro-Vidal and Dr. Paul Slowey.

1. Dr. Wilson's contract provides for an annual salary of $22,785 and expires in March of 2003.

2. Dr. Slowey's contract provides for an annual salary of $100,000 (commencing September, 2001) and expires in September of 2003.

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         None.

Compensation of Directors

         Standard Arrangements. Currently the Company does not pay its directors for serving as directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

     Other Arrangements. The Company has granted options to its directors. See Stock Options below for additional information concerning options granted to the Company's directors.

Stock Options

      The following tables set forth information concerning the options granted during the year ended December 31, 2001 to the Company's officers and directors, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Year Ended December 31, 2001

                                   % of Total
                                     Options
                         Options     Granted to     Price Per      Expiration
 Name                  Granted (#)   Employees       Share           Date
------                 -----------   ----------     ---------      ----------

Dr. Gerald Wittenberg  252,278           100%           $0.50      12/31/03

                    Option Exercises and Year-End Option Values

                                                               Value (in $) of
                                                                  Unexercised
                                               Number of        In-the-Money
                                               Unexercised      Options at
                      Shares                   Options (3) December 31, 2001 (4)
                    Acquired On     Value      Exercisable/     Exercisable/
Name                Exercise (1)  Realized (2) Unexercisable    Unexercisable
----                ------------  ------------ -------------    -------------

Gerald Wittenberg           --           --       252,278/--       $80,730/--

      The following tables set forth information concerning the options granted during the three months ended March 31, 2002 to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of March 31, 2002.

             Options Granted During Three Months Ended March 31, 2002

                                   % of Total
                                     Options
                         Options     Granted to     Price Per      Expiration
 Name                  Granted (#)   Employees       Share           Date
------                 -----------   ----------     ---------      ----------

Dr. Strathearn Wilson  125,000           5.6%           $1.00      11/01/04
Dr. Ricardo Moro-Vidal 600,000          26.9%           $1.00      11/01/04
Dr. Paul Slowey        100,000           4.5%           $1.00      11/01/04
Dr. Gerald Wittenberg  600,000          26.9%           $1.00      11/01/04
Mr. D. Bruce Horton     75,000           3.4%           $1.00      11/01/04
Dr. Phil Gold          130,000           5.8%           $1.00      11/01/04

                           Option Exercises and Values

                                                               Value (in $) of
                                                                  Unexercised
                                               Number of        In-the-Money
                                               Unexercised      Options at
                      Shares                   Options (3)    March 31, 2002 (4)
                    Acquired On     Value      Exercisable/     Exercisable/
Name                Exercise (1)  Realized (2) Unexercisable    Unexercisable
----                ------------  ------------ -------------    -------------

Dr. Strathearn Wilson   --           --           --/125,000             --/--
Dr. Ricardo Moro-Vidal  --           --           --/600,000             --/--
Dr. Paul Slowey         --           --           --/100,000             --/--
Dr. Gerald Wittenberg   --           --           --/600,000             --/--
Mr. D. Bruce Horton     --           --          --/  75,000             --/--
Dr. Phil Gold           --           --           --/130,000             --/--

(1) The number of shares received upon exercise of options during the three months ended March 31, 2002.

(2) With respect to options exercised during the Company's three months ended March 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of March 20, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of March 31, 2002, the market value of the stock underlying those options as of March 31, 2002.

Stock Option and Bonus Plans

         The Company has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

Non-Qualified Stock Option Plan

    The Non-Qualified Stock Option Plan authorizes the issuance of shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan

    Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans

    The Plans are administered by the Company's Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of the Company's shareholders. Any vacancies which may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

    In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the discretion of the Board of Directors payment for the shares of common stock underlying options may be paid through the delivery of shares of the Company's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

    Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

    The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not without shareholder approval make any amendment which would materially modify the eligibility requirements for the Plans or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Summary

    The following sets forth certain information, as of March 31, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total        Shares
                             Shares    Reserved for   Shares      Remaining
                            Reserved   Outstanding  Issued as  Options/Shares
Name of Plan               Under Plans   Options   Stock Bonus   Under Plans
------------               ----------- ----------- ----------- --------------

Non-Qualified Stock Option
    Plan                    2,500,000   2,230,000       N/A          270,000
Stock Bonus Plan            1,000,000         N/A        --         1,000,000

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     The following table sets forth, as of March 31st, 2002, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of the Company's Common Stock (ii) each officer and director of the Company
(iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                       Number of            Percent of
     Name and Address                   Shares (1)             Class  (4)
     ----------------                  -----------          -------------

     Dr. Strathearn Wilson                    --                 --
     215-7080 River Road
     Richmond, British Columbia
     Canada  V6X 1X5

     Dr. Ricardo Moro-Vidal                   --                 --
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

                                       Number of            Percent of
     Name and Address                   Shares (1)             Class  (4)
     ----------------                  -----------          -------------

     Dr. Paul Slowey                          --                 --
     3003 NE 164th Street
     Ridgefield, Washington 98642

     Dr. Gerald Wittenberg               519,429              4.43%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4

     D. Bruce Horton                     335,607              2.86%
     303-543 Granville
     Vancouver, British Columbia
     Canada  V6C 1X8

     Dr. Phil Gold                            --                 --
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4

     All Officers and Directors
     as a Group (2  persons)             855,036             7.29%

(1) Excludes shares issuable upon the exercise of options granted to the following persons.

                                    Shares Issuable Upon   Option Exercise
         Name                        Exercise of Options        Price
         ----                  ------------------------------------------------

         Dr. Strathearn Wilson          125,000                     $1.00
         Dr. Ricardo Moro-Vidal         600,000                     $1.00
         Dr. Paul Slowey                100,000                     $1.00
         Dr. Gerald Wittenberg          252,278                     $0.50
         Dr. Gerald Wittenberg          600,000                     $1.00
         Mr. D. Bruce Horton             75,000                     $1.00
         Dr. Phil Gold                  130,000                     $1.00

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      On February 21, 2001, the Company issued 150,000 (1,950,000 post split) shares of its common stock to acquire all of the issued and outstanding shares of Lagostar Trading S.A. At the time of this acquisition, Lagostar Trading owned certain technology and patents which relate to the early detection of cancer.

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

      During the year ended December 31, 2001 Pacific BioSciences Research Centre performed all scientific research and development work on behalf of the Company. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal, an officer and director of the Company. Pacific BioScience Research Centre charged BioCurex Inc. $165,000 for these services during the year ended December 31, 2001.

      On December 18, 2001, Dr. Gerald Wittenberg was issued warrants to purchase 252,278 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for advances made by Dr. Gerald Wittenberg to the Company totaling $252,278.

  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number    Exhibit Name

3.1               Certificate of Incorporation                        (1)
                                                                --------------

3.2               Bylaws                                              (1)
                                                                --------------

10.1              Stock Purchase Agreement relating to
                  the acquisition of Lagostar Trading S.A.            (2)
                                                                --------------

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

(2) Incorporated by reference to Exhibit 10.2 filed with the Company's 8-K report dated February 20, 2001.

      The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

                     WHISPERING OAKS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000







                                      INDEX



Independent Auditors' Report                                              1

Consolidated balance sheets                                               2

Consolidated statements of operations                                     3

Consolidated statements of comprehensive loss                             4

Consolidated statement of stockholders' equity (deficiency)               5

Consolidated statements of cash flows                                   6 - 7

Notes to consolidated financial statements                              8 - 18

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. and Subsidiary as of December 31, 2001, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Whispering Oaks International, Inc. as of December 31, 2000 were audited by other auditors, whose report dated January 9, 2001, on those statements included an explanation paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred a loss from operations, has a negative cash flow from operations, and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
April 11, 2002

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS




                                                           December 31,
                                                    --------------------------
                                                    2001              2000
                                                                    (Restated)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $   20,531           $  14,222
Inventory                                          37,457                   -
                                             ---------------      -------------
   Total current assets                            57,988              14,222

Property and equipment, net of accumulated
depreciation of $306 and $-0-                       1,222                   -

Goodwill, net of accumulated amortization of
 $38,675 and $-0-                                 833,040                   -

Livestock, net of accumulated depreciation of
$-0- and $185                                           -              13,128

Patents, net of accumulated amortization of
 $29,960 and $-0-                                 441,717                   -

Intellectual property, net of accumulated
  amortization of $243,150 and $-0-             4,619,872                   -
                                                ------------       -----------

     TOTAL ASSETS                            $  5,953,839          $   27,350
                                              ============          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued expenses     $     422,786         $        -
   Due to related parties                          328,610              86,525
                                              ------------          -----------
     Total liabilities                             751,396              86,525
                                              ------------          -----------

COMMITMENTS AND CONTINGENCIES                            -                   -

MINORITY INTEREST                                   22,301                   -

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 125,000,000
   shares authorized, 11,814,686 and 8,225,022
   shares issued and outstanding                    11,814               8,225
   Additional paid-in capital                    6,627,096              46,775
   Cumulative foreign currency translation
   adjustment                                       28,213                   -
   Accumulated deficit                          (1,486,981)         (  114,175)
                                               -------------        -----------
     Total stockholders' equity (deficiency)     5,180,142          (   59,165)
                                                -------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                      $  5,953,839         $   27,350
                                                ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        For the Year Ended
                                                           December 31,
                                                    ---------------------------
                                                      2001             2000
                                                   ------------    ------------
Revenue, net                                        $ 255,368      $     -

Cost of sales                                         134,366            -
                                                    -----------    ----------
                                                      121,002            -
                                                   ------------    ----------
Gross profit

General and Administrative Expenses
   Depreciation and amortization                       312,605           185
   Professional and consulting fees                    857,673             -
   Public relations and advertising                    182,780             -
   Research and development                            165,000             -
   Travel and entertainment                             70,508             -
   Advertising                                          11,679             -
   Executive compensation                                    -         5,000
   Other general and administrative expense                  -        18,101
                                                   ------------   ------------
Total general and administrative                     1,673,797        23,286
expenses                                           ------------   ------------

Loss from operations                                (1,552,795)      (23,286)
                                                   ------------   ------------

Other expense
   Interest expense                                     (2,525)            -
   Foreign currency exchange loss                       (4,620)            -
                                                    ------------   ----------
Total other expense                                    ( 7,145)            -
                                                    ------------  ------------

Loss before minority interest                        (1,559,940)      (23,286)

Minority interest                                       187,134             -
                                                    ------------  ------------

Loss before provision for income taxes               (1,372,806)      (23,286)

Provision for income taxes                                    -             -
                                                   ------------   -----------

Net loss income                                    $ (1,372,806)   $  (23,286)
                                                    ============   ===========

Net loss per share - basic and diluted              $ (     .12)   $     (.01)
                                                    ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                           For the Year Ended
                                              December 31,
                                        -------------------------
                                           2001         2000
                                        -----------  ------------
COMPREHENSIVE LOSS

 Net Loss                               $(1,372,806)   $  (23,286)

 Foreign Currency Translation                28,213             -
Adjustment
                                        -----------  ------------

COMPREHENSIVE LOSS                      $(1,344,593)   $  (23,286)
                                        ===========  ============
































The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                 Total
                                                       Additional                            Stockholders'
                                      Common Stock      Paid-in    Accumulated   Foreign       Equity
                                   Shares     Amount    Capital      Deficit     Exchange   (Deficiency)
                                 ---------- ---------  ---------   ----------    ---------  ---------------
 Balance at December 31, 1999    2,525,000  $  2,525   $47,475     $( 90,889)     $     -      $(40,889)
Capital  contributed  by  a
controlling shareholder  in
the form of executive compensation      -          -     5,000             -            -         5,000
Net loss for the year                   -          -         -     (  23,286)           -       (23,286)
                                ----------  --------   --------    ---------    ---------      ----------

Balance at December 31, 2000    2,525,000      2,525     52,475     (114,175)           -       (59,175)

Effect of 13 for 1 forward     30,300,026     30,300    (30,300)           -            -             -
split

Cancellation of common stock
 giving effect to 13 for 1
 forward split                 (24,600,00)   (24,600)    24,600            -            -             -
                               ----------   ---------  ---------   -----------   ----------     ---------
Balance at December 31, 2000
 restated                       8,225,022      8,225     46,775    ( 114,175)           -       (59,175)
Capital contributed
  relating to the forgiveness
  of advances payable                   -          -      59,175           -            -         59,175
Issuance  of  common  stock
 for patents and intellectual
 properties after giving effect
 to 13 for 1 forward split      1,950,000      1,950   3,898,050           -            -      3,900,000
Issuance of stock in settle-
 ment of notes payable          1,544,404      1,544   2,329,701           -            -      2,331,245
Issuance of common stock
 for cash                          84,260         84      96,406           -            -         96,490
Issuance of common stock
 for services                      11,000         11      21,989           -            -         22,000
Issuance of warrants                    -          -     175,000           -            -        175,000
Cumulative foreign currency
 translation adjustment                 -          -           -           -       28,213         28,213
Net  loss  for  the  twelve
months ending December 31, 2000         -          -           -   (1,372,806)          -     (1,372,806)
                                ---------   ---------   --------   -----------  ---------     ----------
Balance at December 31, 2001   11,814,686   $ 11,814  $6,627,096  $(1,486,981)   $ 28,213     $5,180,142
                               ==========  =========   =========   ===========   ========    ===========





The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Year Ended
                                                               December 31,
                                                       ------------------------
                                                        2001             2000
 CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,372,806)     $ (23,286)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        312,605            185
  Common stock issued for services                      22,000              -
  Executive compensation                                     -          5,000
  Issuance of warrants                                 175,000              -
Changes in certain assets and liabilities:
  Decrease in accounts receivable                          556              -
  Increase in accounts payable                         375,716              -
  Decrease in inventory                                 46,018              -
  Decrease in prepaid expenses                           2,985              -
  Increase in minority interest                       (100,954)             -
                                                       --------       --------
Total cash (used in) operating activities             (538,880)       (18,101)
                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                 (   1,528)            -
  Purchase of livestock                                      -        (13,313)
                                                       --------       --------
Total cash used in investing activities              (   1,528)      (13,313)
                                                      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates                                   -         27,600
  Increase in notes payable                            131,763              -
  Issuance of shares for cash                           96,490              -
  Increase in due to related parties                   314,388              -
                                                      --------       --------
Total cash provided by financing activities            542,641         27,600
                                                      --------       --------

Effects of exchange rate                                 4,076              -
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     6,309         (3,814)

CASH AND CASH EQUIVALENTS - BEGINNING                   14,222         18,036
                                                      --------       --------
CASH AND CASH EQUIVALENTS - ENDING                    $ 20,531       $ 14,222
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                $       -       $      -
                                                      =========      =========
     Income taxes                                    $       -       $      -
                                                      =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




NON-CASH INVESTING AND FINANCING ACTIVITIES:

o During the year ended December 31, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

o On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock after giving effect to the 13 for 1 forward stock split (see Note 2).

o On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869 (see Note 2 for a listing of the assets acquired).

o During the year ended December 31, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

o During the year ended December 31, 2001, the Company issued 11,000 share of the Company's common stock for services valued at $22,000.
























The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation
              The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its 51%-owned subsidiary BioLargo Technologies, Inc. ("Biolargo"), incorporated on May 3, 1999 under the Canada Business Corporation's Act (see Note 2b).

              Line of Business
              During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred (see Note
              7a). On February 21, 2001, the Company acquired intellectual properties and related patents for cancer diagnostics and therapeutics (see Note 2a). The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits. The Company is in the process of changing its name from Whispering Oaks International, Inc. to BioCurex, Inc.

              Use of Estimates
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Revenue Recognition
              Revenue is recognized based upon the accrual method of accounting. Revenue is recorded at the time of the sale upon shipment of the product.

              Cash and Cash Equivalents
              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

              Concentration of Credit Risk
              Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the insured limits.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Inventory
              Inventory is comprised solely of raw materials. Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method.

              Goodwill
              Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 15 years. On an ongoing basis, management reviews the valuation of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows.

              Livestock
              Livestock was recorded at cost and was depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmares were purchased were capitalized by the Company at a "zero cost" basis. As of December 31, 2001, the Company no longer is in the thoroughbred business and divested itself of all livestock.

              Patents
              Patents are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," would be recognized.

              WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              Intellectual properties are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset, less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS No. 121 would be recognized.

              Long-Lived Assets
              In accordance with SFAS No. 121, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

              Fair Value of Financial Instruments
              The Company's financial instruments consist of cash, inventory, accounts payable and accrued expenses and amounts due to related parties. The carrying amounts of cash, inventory, accounts payable and accrued expenses and amounts due to related parties approximate fair value due to the highly liquid nature of these short-term instruments.

              Advertising Costs
              Advertising costs are expensed as incurred and included in general and administrative expenses.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Income Taxes
            Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

            Stock-Based Compensation
            The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees." Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below market price on the date of grant.

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

            Translation of Foreign Currency
            The Company has determined that the local currency of its Canadian subsidiary is its functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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

                                                          December 31,
                                                   ------------------------
                                                        2001         2000
                                                  -------------------------
              Basic  and diluted                    11,080,540    8,225,022
                                                   ===========  ===========

            During the year ended December 31, 2001, the Company had a 13 for 1 forward stock split (see Note 7d).

            Comprehensive Loss
            In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001, the Company has items that represent comprehensive income and, therefore, has included a schedule Comprehensive Loss in the accompanying consolidated financial statements.

            New Accounting Pronouncements
            On June 29, 2001, SFAS No. 141, "Business Combinations", was issued by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            New Accounting Pronouncements (continued)
            On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

            During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

            During October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

  NOTE 2 -  ACQUISITION

           a) On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 from Lagostar Trading S.A., in exchange for 1,950,000 shares of the Company's common stock, after giving effect to the 13 for 1 forward stock split (see Notes 7b and 7d).

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
                                                                ===========

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000


  NOTE 2 -  ACQUISITION (Continued)

              As of the date of acquisition, BioLargo's net book value approximated its fair value as follows:

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
                                                   ===========

  NOTE 3 -    RELATED PARTY TRANSACTIONS

              The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related part transactions are as follows:

              Due to related parties

                                                             December 31,
                                                      ------------------------
                                                          2001          2000
                                                      --------      ----------
              a)   Due to shareholder               $ 252,278      $       -
              b)   Due to Pacific Bioscience
                   Research Center                     76,332              -
                                                  -----------       ---------
                Due to related parties             $  328,610      $       -
                                                   ==========      ==========

     a) During the year ended December 31, 2001, the Company received advances to help operations from a shareholder of the Company. The amount advanced during the year ended December 31, 2001, totaled $252,278, which bears interest at the rate of 11% per annum. The amount of interest recognized during the year ended December 31, 2001 was $10,818. As additional consideration for the advances, the Company granted 252,278 warrants to puchase the Company's common stock at $0.50 per share (see Note 8a).

     b) TheCompany's research and development is performed by Pacific Bioscience Research Centers ("Pacific"). Pacific was not purchased when the Company purchased certain assets of Curex, Inc. (see Note
          2b). Pacific is 100% owned by a director and shareholder of the Company. During the period through December 31, 2001, Pacific did research and development for the Company valued at $165,000. At December 31, 2001, the Company owed them $76,332.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 4 -    PATENTS

              As discussed in Note 2, the Company has acquired certain patents. These patents consist of:

              1) developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in approximately twenty-four countries with on-going registrations currently being conducted; and

              2) a technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric. The patents have a cost totaling $448,144 and were acquired as follows:

     a) Patents totaling a fair value of $30,000 were acquired relating to the acquisition from Lagostar (see Note 2a);

     b) Patents totaling a fair value of $204,815 were acquired relating to the acquisition of certain assets of Curex (see Note 2b); and

     c) Patents totaling a fair value of $213,329 were acquired relating to the acquisition of Biolargo (see Note 2b).

  NOTE 5 -    INTELLECTUAL PROPERTIES

              As discussed in Note 2a, the Company has acquired certain intellectual properties relating to the rights to a new cancer marker technology. The technology identifies a universal cancer biomarker or receptor known as RECAF, thereby allowing detection of malignant cancer from blood test or tissue biopsies. The technology can also be used to image the location of the cancer and improve upon the present detection systems. The Company has also acquired a patented technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric.

              These intellectual properties have a cost totaling $4,863,022 and were acquired as follows:

     a) Intellectual properties totaling a fair value of $3,870,000 were acquired relating to the acquisition of patents and intellectual properties of Lagostar (see Note 2a); and

     b) Intellectual properties totaling a fair value of $993,022 were acquired relating to the acquisition of certain assets of Curex (see
          Note 2b).

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 6 -    NOTES PAYABLE

              On March 25, 2001, the Company acquired notes payable totaling $2,326,869, bearing interest at the rate of 5% per annum, as consideration for the acquisition of certain assets of Curex. These notes were due on demand. During May 2001, the Company issued 1,544,404 shares of its common stock totaling $2,331,245 for settlement of the notes plus accrued interest (see Note 7f).

   NOTE 7 -   EQUITY TRANSACTIONS

         a) During the year ended December 31, 2001, a change of control in the Company's ownership occurred when the majority shareholder of the Company sold his ownership to an unrelated third party.

         b) On February 21, 2001, the Company issued 1,950,000 shares of its common stock giving effect to the stock split as consideration for the purchase of patents and intellectual properties of Lagostar totaling $3,900,000 (see Note 2a). The value of these shares has been calculated at the market value of the stock at date of issuance.

         c) During the year ended December 31, 2001, the Company cancelled 24,600,004 shares of its common stock after giving effect to the forward stock split.

         d) During the year ended December 31, 2001, the Company had a 13-for-1 forward stock split. Prior to the forward stock split, the Company had 782,694 shares issued and outstanding. The forward stock split increased the issued and outstanding shares 10,175,022. The accompanying consolidated financial statements have been restated to conform to the reverse stock split.

         e) During the year ended December 31, 2001, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13,128 to a related party, as payment in full on advances received by the Company, totaling $72,303.

         f) During the year ended December 31, 2001, the Company issued 1,544,404 shares in settlement of notes payable and accrued interest totaling $2,331,245.

         g) During the year ended December 31, 2001, the Company issued 11,000 shares of the Company's common stock for services totaling $22,000.

         h) During the year ended December 31, 2001, the Company sold 82,360 shares of the Company's common stock for $96,490.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



   NOTE 8 -   STOCK WARRANTS

              Warrants consisted of the following as of December 31:

                                                          2001           2000

                a) Wittenberg                          252,278$            -
                b) Bitazol S.A.                         52,000             -
                c) D&M Segal                            32,260             -
                                                   ------------    ----------
                                                       336,538      $      -
                                                    ==========      =========

     a) On December 18, 2001, Dr. Gerald Wittenberg was issued 252,278 warrants to purchase 252,278 shares of the Company's common stock at $0.50 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company (see Note
          3a). The Company recognized approximately $125,000 of expense relating to the issuance of the warrants below market. These warrants expire February 15, 2004.

     b) On October 29, 2001, Bitazol S.A. paid $65,000 for 56,000 shares of the Company's common stock together with 52,000 warrants entitling the holder to purchase 52,000 shares of the Company's common stock for $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire October 30, 2003.

     c) On December 18, 2001, D&M Segal paid $31,490 for 32,260 shares of the Company common stock together with 16,130 warrants entitling the holder to purchase 32,260 shares of the Company's common stock at $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire December 31, 2003.

  NOTE 9 -    COMMITMENTS AND CONTINGENCIES

     a) As of December 31, 2001, the Company has the following employment contracts with two officers of the Company:

          A contract with an officer and director of the Company which provides for n annual salary of $100,000 (commencing September
          2001) and expires in September 2003.

          A contract with an officer of the Company which provides for an annual salary of $22,785 expiring in March 2003.

     b) As of December 31, 2001, the Company leases executive office spaces for $3,165 pursuant to a lease with expires May 31, 2003. During the year ended December 31, 2001, the Company had rent expense totaling $37,980.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000




  NOTE 10 -   GOING CONCERN

              The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash, nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2001, the Company also has a working capital deficiency of $693,408 and incurred a loss for the year ended December 31, 2001 totaling $1,372,806. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking additional financing through future private and public financing.

NOTE 11 -     SUBSEQUENT EVENTS

     a) On January 21, 2001, the Company issued 100,000 warrants entitling the holder to purchase 100,000 common shares of the Company's common stock at $0.50 per share. These warrants expire January 21, 2004. The Company will recognize an expense for the issuance of these warrants below market during the three months ending March 31, 2002.

     b) During the three months ended March 31, 2002, the Company granted options as follows:

                                         Shares Issuable Upon      Option
                 Name                    Exercise of Options    Exercise Price

               Dr. Strahearn Wilson           125,000                $1.00
               Dr. Ricardo Moro-Vidal         600,000                 1.00
               Dr. Paul Slowey                100,000                 1.00
               Dr. Gerald Wittenberg          600,000                 1.00
               Mr. D. Bruce Horton             75,000                 1.00
               Dr. Phil Gold                  130,000                 1.00

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2002.

                                    WHISPERING OAKS INTERNATIONAL INC.




                            By:   /s/ Ricardo Moro-Vidal
                                  ---------------------------------------------
                                  Dr. Ricardo Moro-Vidal, President and
                                  Director

                                  /s/ D. Bruce Horton
                                  ---------------------------------------------
                                  Mr. D. Bruce Horton, Chief Financial
                                  Officer