Form 10QSB
period 2002-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2002-05-20
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

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


                                 (949) 888-6616
                             ---------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]


As of May 10, 2002, the Company had 11,969,243 issued and outstanding shares of common stock.

                        WHISPERING OAKS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)

                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002







                                      INDEX



Consolidated balance sheets                                             2

Consolidated statements of operations (Unaudited)                       3

Consolidated statements of comprehensive loss (Unaudited)               4

Consolidated statement of stockholders' equity                          5

Consolidated statements of cash flows     (Unaudited)                 6 - 7

Notes to consolidated financial statements (Unaudited)                8 - 18

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS




                                                     March 31,     December 31,
                                                       2002          2001
                                                  (Unaudited)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  16,098        $ 20,531
Accounts receivable, net of allowance for
  doubtful accounts of $0                            162,266               -
Inventory                                             37,361          37,457
                                                    --------          -------
   Total current assets                              215,725          57,988

Property and equipment, net of accumulated
 depreciation of $310 and $306                         1,218           1,222

Goodwill, net                                        820,149          833,040

Patents, net                                         432,715          441,717

Intellectual property, net                         4,538,372        4,619,872
                                                   ---------        ---------

     TOTAL ASSETS                                 $6,008,179       $5,953,839
                                                  ==========       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses          $ 541,899        $422,786
   Due to related parties                           528,449         328,610
                                                   ---------        --------
     Total liabilities                            1,070,348         751,396
                                                  ---------        --------

COMMITMENTS AND CONTINGENCIES                             -               -

MINORITY INTEREST                                    38,053          22,301

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 125,000,000
    shares authorized, 11,969,247 and 11,814,686
    shares issued and outstanding                    11,969          11,814
   Additional paid-in capital                     6,920,525       6,627,096
   Cumulative foreign currency translation
    adjustment                                       31,095          28,213
   Accumulated deficit                           (2,063,811)     (1,486,981)
                                                  ----------      ----------
     Total stockholders' equity                   4,899,778       5,180,142
                                                  ---------        ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                     $6,008,179      $5,953,839
                                                 ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                      For the Three Months
                                                           Ended
                                                        March 31,
                                                 --------------------------
                                                     2002          2001
                                                  ------------  ------------
Revenue, net                                      $ 171,035      $     -

Cost of sales                                        69,143            -
                                                 ------------   -----------

Gross profit                                        101,892            -
                                                 -----------    -----------


General and Administrative Expenses
   Impairment and amortization expense                102,833            -
   Stock issuance expense                             183,488            -
   Professional and consulting fees                   146,001       48,500
   Public relations and advertising                    28,184            -
   Research and development                           175,000            -
   Travel and entertainment                             8,521            -
   Other general and administrative expenses           14,630            -
                                                  ------------    ---------
Total general and administrative expenses             658,657        48,500
                                                  ------------    ----------

Loss from operations                                 (556,765)     (48,500)
                                                   -----------  -----------

Other (expense) income
   Interest expense                               (       293)           -
   Foreign currency exchange gain                         312            -
                                                  ------------    ---------
Total other income                                         19            -
                                                  ------------    ----------

Loss before minority interest                        (556,746)     (48,500)
                                                   -----------  -----------
Minority interest                                      20,084            -
                                                    ----------  ------------

Loss before provision for income taxes               (576,830)     (48,500)
Provision for income taxes                                  -            -
                                                  ------------  ------------

Net loss                                           $ (576,830)   $ (48,500)
                                                  ============   ==========

Net loss per share - basic and diluted                $ (0.05)   $   (0.01)
                                                  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)



                                                     For the Three Months
                                                          Ended
                                                         March 31,
                                                     -------------------
                                                      2002          2001
                                                   ------------  ------------
COMPREHENSIVE LOSS

 Net Loss                                         $ (576,830)   $  (48,500)

 Foreign Currency Translation Adjustment               2,882             -
                                                 ------------    ----------

COMPREHENSIVE LOSS                                $ (573,948)   $  (48,500)
                                                  ============  ============




















The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Total
                                     Common Stock       Additional                              Stockholders'
                                --------------------    Paid-in      Accumulated    Foreign        Equity
                                 Shares      Amount      Capital       Deficit      Exchange     (Deficiency)
                               ---------   ---------   ---------     -----------    --------     -----------

Balance  at  December   31,
   2000                         2,525,000   $  2,525    $  52,475    $ (114,175)    $    -        $(59,175)
 Effect  of 13 for 1 forward
   split                       30,300,026     30,300      (30,300)            -          -               -
 Cancellation    of   common
  stock giving effect to 13
  for 1 forward split         (24,600,000)   (24,600)      24,600             -          -               -
                               ----------   ---------    ---------     ---------  --------        ---------
Balance  at  December   31,
   2000, restated               8,225,026      8,225       46,775      (114,175)         -         (59,175)
Capital contributed
  relating to the forgiveness
  of advances payable                   -          -       59,175             -          -          59,175
Issuance  of  common  stock
  for patents and intellectual
  properties   after  giving
  effect to 13 for 1 forward
  split                         1,950,000      1,950    3,898,050             -          -       3,900,000
Issuance of stock in
   settlement of notes
   payable                      1,544,404      1,544    2,329,701             -          -       2,331,245
Issuance of common stock
  for cash                         84,260         84       96,406             -          -          96,490
Issuance of common stock
  for services                     11,000         11       21,989             -          -          22,000
Issuance of warrants                    -          -      175,000             -          -         175,000
Cumulative foreign currency
 translation adjustment                 -          -            -             -     28,213          28,213
Net  loss  for  the  twelve
  months ending December 31,
  2000                                  -          -            -    (1,372,806)         -      (1,372,806)
                                 ---------   --------    --------    -----------  --------      -----------

Balance  at  December   31,
  2001                         11,814,690     11,814    6,627,096    (1,486,981)    28,213       5,180,142
Issuance  of  common  stock
  for cash (unaudited)            105,313        106       78,870             -          -          78,976
Issuance     of    warrants
  (unaudited)                           -          -      165,058             -          -         165,058
Issuance  of  common  stock
  for services (unaudited)         49,244         49       49,501             -          -          49,550
Cumulative foreign currency
  translation     adjustment
  (unaudited)                           -          -            -             -      2,882           2,882
Net  loss  for the  quarter
  ended March 31, 2002 (unaudited)      -          -            -      (576,830)         -        (576,830)
                                 ---------  ---------   ---------     ----------  --------       ----------
Balance as at March 31,
  2002 (unaudited)             11,969,247   $ 11,969   $6,920,525   $(2,063,811)  $ 31,095     $ 4,899,778
                               ==========   ========    =========    ==========   ========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                For the Three
                                                                 Months Ended
                                                                   March 31,
                                                              -----------------
                                                             2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(576,830)   $ (48,500)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Impairment and amortization expense                     103,393            -
  Issuance of warrants                                    165,058            -
  Issuance of stock for services and settlement
    of accounts payable                                    49,550            -
Changes in certain assets and liabilities:
  Increase in accounts receivable                        (162,266)           -
  Increase in accounts payable                            119,117       48,500
  Decrease in inventory                                        96            -
  Increase in minority interest                            15,752            -
                                                         --------       ------
Net cash used in operating activities                    (286,130)           -
                                                         --------       ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Additional capital contributed                                -        4,825
  Issuance of common stock for cash                        78,976            -
  Advances from affiliates                                      -      (14,222)
  Increase in due to related parties                      199,839            -
                                                         --------       -------
Net cash provided by (used in) financing activities       278,815     (  9,397)
                                                         --------      --------

Effects of exchange rate                                    2,882            -
                                                         --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (  4,433)    (  9,397)

CASH AND CASH EQUIVALENTS - BEGINNING                      20,531       14,222
                                                         --------       -------
CASH AND CASH EQUIVALENTS - ENDING                       $ 16,098     $  4,825
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                   $       -      $     -
                                                         ========      ========
     Income taxes                                       $       -      $     -
                                                         ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




NON-CASH INVESTING AND FINANCING ACTIVITIES:

o During the three months ended March 31, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

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

o On February 7, 2002, the Company issued 30,000 shares of the Company's common stock in settlement of accounts payable totaling $22,810. The value of the stock on the date of issuance was $33,000. An additional $10,190 of stock issuance expense was recognized.

o On February 15, 2002, the Company issued 19,244 shares of the Company's common stock in settlement of accounts payable totaling $8,315. The value of the stock on the date of issuance was $16,550. An additional $8,235 of stock issuance expense was recognized.

o For the three month period ended March 31, 2002, 408,313 warrants were issued at prices ranging from $0.50 - $1.00. $164,763 of expense was recognized on the issuance of these warrants.





The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for Interim Financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only for normal recurring adjustments) considered necessary for a fair presentation have been included.

      For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

      The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the year ended December 31, 2002.

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

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition
      Revenue is recognized based upon the accrual method of accounting. Revenue is recorded at the time of the sale upon shipment of the product.

      Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the insured limits.

      Inventory
      Inventory is comprised solely of raw materials. Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method.

      Goodwill
      Goodwill represents the excess of cost over the fair value of net assets acquired and was being amortized on a straight-line method over 15 years. Effective January 1, 2002, the Company adopted SFAS 142 and these assets will be assessed for impairment annually or upon an adverse change in operations.

      Patents Patents are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of March 31, 2002. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

      Intellectual Properties
      Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted SFAS 142 and these assets will be assessed for impairment annually or upon an adverse change in operations.

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

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                    March 31,     December 31,
                                                      2002            2001
                                                  ------------    -----------
      Basic and diluted                            11,969,243      11,814,686
                                                  ===========     ============

      During the year ended December 31, 2001, the Company had a 13 for 1 forward stock split (see Note 7d).

      Comprehensive Loss
      In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002, the Company has items that represent comprehensive income and, therefore, has included a schedule Comprehensive Loss in the accompanying consolidated financial statements.

      New Accounting Pronouncements
      On June 29, 2001, SFAS No. 141, "Business Combinations", was issued by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of January 1, 2002.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

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

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

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

      b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain notes payable totaling $2,326,869. The assets acquired consisted of:

                                Patents                           $ 204,815
                                Intellectual Properties             993,022
                                Goodwill                            871,715
                                Cash                                129,032
                                51% Interest in BioLargo
                                   Technologies, Inc.               128,285
                                                                -----------
                                Total assets acquired           $ 2,326,869
                                                                ===========

  As of the date of acquisition, BioLargo's net book value approximated its fair value as follows:

                     Cash and cash equivalents     $     2,731
                     Inventory                          83,475
                     Accounts receivable                   556
                     Prepaid expenses and
                       other current assets              2,985
                     Patents                           213,239
                                                  ------------
                                                       302,986
                     Accounts Payable             (     51,446)
                                                 -------------
                     Net Book Value                    251,540
                     Less: minority interest       (   123,255)
                                                  ------------
                     Investment in Biolargo        $   128,285
                                                   ===========

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

  NOTE 3 -    RELATED PARTY TRANSACTIONS

      The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related party transactions are as follows:

              Due to related parties

                                                      March 31,    December 31,
                                                        2002          2001
                                                      --------      ---------
              a)  Due to shareholder                $  252,278     $  252,278
              b)  Due to Pacific Bioscience
                    Research Center                    276,171         76,332
                                                     ----------     ---------
                Due to related parties              $  528,449     $  328,610
                                                    ==========     ===========

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

     b) The Company's research and development is performed by Pacific Bioscience Research Centers ("Pacific"). Pacific was not purchased when the Company purchased certain assets of Curex, Inc. (see Note 2b). Curex was 100% owned and was purchased from a director and shareholder of the Company. Pacific also provides short-term advances for the Company's operations. During the period through December 31, 2001, Pacific did research and development for the Company valued at $165,000. For the quarter ended March 31, 2002, Pacific did research and development for the Company valued at $175,000, and has a short-term advance outstanding of $63,013.

  NOTE 4 -    PATENTS

      As discussed in Note 2, the Company has acquired certain patents. These patents consist of:

      1) developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in approximately twenty-four countries with on-going registrations currently being conducted; and

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

  NOTE 4 -    PATENTS (Continued)

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

   NOTE 6 -   EQUITY TRANSACTIONS

      Common Stock
      On February 7, 2002, the Company issued 30,000 shares of the Company's common stock in settlement of an accounts payable totaling $22,810. The value of the stock on the date of issuance was $33,000. An additional $10,190 of stock issuance expense was recognized.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

   NOTE 6 -   EQUITY TRANSACTIONS (Continued)

      On February 15, 2002, the Company issued 19,244 shares of the Company's common stock in settlement of accounts payable totaling $8,315. The value of the stock on the date of issuance was $16,550. An additional $8,235 of stock issuance expense was recognized.

      During the three months ended March 31, 2002, the Company sold $105,313 shares of the Company's common stock for $78,976.

      During the year ended December 31, 2001, a change of control in the Company's ownership occurred when the majority shareholder of the Company sold his ownership to an unrelated third party.

   NOTE 7 -   STOCK WARRANTS

      Warrants consisted of the following as of:

                                                         Shares Issuable
                                        `                 Upon Exercise
                                                     -----------------------
                                                     March 31,   December 31,
                                                       2002          2001
                                                      -------     ------------

                a) Gerald Wittenberg                   252,278      252,278
                b) Unrelated third parties             489,573       84,260
                                                      --------      --------
                                                       741,851      336,538
                                                      ========     =========

      a) On December 18, 2001, Dr. Gerald Wittenberg was issued 252,278 warrants to purchase 252,278 shares of the Company's common stock at $0.50 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company (see Note 3a). The Company recognized approximately $125,000 of expense relating to the issuance of the warrants below market. These warrants expire February 15, 2006.

     b) Options to Unrelated Third Parties

     On October 29, 2001, an unrelated third party paid $65,000 for 56,000 shares of the Company's common stock together with 52,000 warrants entitling the holder to purchase 52,000 shares of the Company's common stock for $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire October 30, 2003. On January 20, 2002, the Company issued an additional 105,513 warrants entitling the holder to purchase 105,513 shares of the Company's common stock for $0.75 per share (see Note 7).

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

  NOTE 7 -    STOCK WARRANTS (Continued)

     On December 18, 2001, an unrelated third party paid $31,490 for 32,260 shares of the Company common stock together with 16,130 warrants entitling the holder to purchase 32,260 shares of the Company's common stock at $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire December 31, 2003.

     On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company recognized $54,763 of expense relating to the issuance of the warrants below market. These warrants expire January 21, 2004.

     On March 15, 2002, an unrelated third party was issued 200,000  warrants to purchase 200,000 shares of the Company's common stock, 100,000 shares at $0.50 and 100,000 shares at $1.00. These warrants were issued as consideration for services rendered to the Company. The Company recognized $33,000 of expense relating to the issuance of the warrants below market. These warrants expire March 15, 2004.

  NOTE 8 -    COMMITMENTS AND CONTINGENCIES

a) As of March 31, 2002, the Company has the following employment contracts with two officers of the Company:

      A contract with an officer and director of the Company which provides for an annual salary of $100,000 (commencing September 2001) and expires in September 2003.

      A contract with an officer of the Company which provides for an annual salary of $22,785 expiring in March 2003.

b) As of March 31, 2002, the Company leases executive office spaces for $3,165 pursuant to a lease with expires May 31, 2003.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 9 -      SUBSEQUENT EVENTS

      On April 22, 2002, the Company:

o adopted a Non-Qualified Stock Option Plan which authorizes the issuances of up to 2,500,000 shares of common stock pursuant to options granted pursuant to the plan,
o adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock, and
o pursuant to the Non-Qualified Stock Option Plan, granted options to purchase 2,217,000 shares of common stock to the Company's officers, directors, employees and other persons. The options are exercisable at a price of $1.00 per share at any time prior to November 1, 2004.


      Option to Purchase Capitol Stock of Biolargo Technologies, Inc.
      ---------------------------------------------------------------

      On April 12, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle") which gives Turtle the option to acquire 9,000,001 of the 10,000,001 shares of common stock which the Company owns in Biolargo Technologies, Inc. Turtle can exercise the option any time during the 120 day period beginning April 12, 2002. The purchase price for the 9,000,001 shares is $1,000,000 which is to be made in one cash payment.

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

      The Company is in the process of completing a marketing plan for the distribution of its cancer detection kits. As part of this plan, each overseas distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of May 10, 2002, the Company had not generated any revenues from the sale of its cancer detection kits. The Company anticipates that its cancer detection kit will first be available for sale by October 2002.

      Cryo-RECAF(TM) was launched early in May 2002. Cryo-RECAF(TM) is a kit designed for use by pathologists as an aid in the diagnosis of cancer during surgery, since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. During surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen in an ice block. The ice block is then cut into thin slices that can be seen under the microscope and thereby allows the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. The results of the Cryo-RECAF(TM) test are available within 15 minutes.

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

      During the three months ended March 31, 2002, BioLargo Technologies had sales of $173,632.

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

     During the twelve months ending December 31, 2002 the Company anticipates that its capital requirements will be as follows:

       Research and Development - Cancer Detection Kits         $1,500,000

       Research and Development - BioLargo Technologies, Inc.      500,000

       Payment of Outstanding Liabilities                          500,000

       General and Administrative Expenses                         760,000

       Marketing and Promotion                                     500,000
                                                               ------------
                  Total                                         $3,760,000
                                                               ===========

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

                                     PART II
                                OTHER INFORMATION

Item 5.  Changes in Securities

      In January 2002 the Company sold 105,313 shares of common stock and 105,313 warrants to a single investor for approximately $90,000. Each warrant entitles the holder to purchase one additional share of the Company's common stock for $0.75 at any time prior to January 21, 2004.

      In February 2002 the Company issued 49,244 shares of common stock in payment of $31,125 in liabilities.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

     No exhibits are filed with this report

(b)  Reports on Form 8-K

     During the quarter ending March 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WHISPERING OAKS INTERNATIONAL, INC.


                              By: /s/ Dr. Ricardo Moro-Vidal
                                 --------------------------------------------
                                  Dr. Ricardo Moro-Vidal, President


                              By: /s/ Gerald Wittenberg
                                  --------------------------------------------
                                  Gerald Wittenberg, Chairman & Director



                              By: /s/ D. Bruce Horton
                                 -----------------------------------------
                                  D. Bruce Horton, Principal Financial and
                                  Accounting Officer




                               Date: May 14, 2002