Form 10KSB/A
period 2001-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2002-05-21
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
 (Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

                     Texas                                   75-2742601
         --------------------------------              ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)

              7080 River Road, Suite 215
       Richmond, British Columbia                            V6X 1X5
    ------------------------------------                   -------------
        (Address of Principal Executive Office)               Zip Code

Registrant's telephone number, including Area Code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

The Company's revenues for the most recent fiscal year were $255,368.

As of March 21, 2002 the Company had 11,814,686 issued and outstanding shares of common stock.

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

                        Patents                $     204,815
                        Property Technology          993,022
                        Goodwill                     871,715
                        Cash                         129,032
                        51% interest in BioLargo
                           Technologies, Inc.        128,285
                                                ------------

                              Total:             $ 2,326,869
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

BioLargo Technologies, Inc.

      The Company also has a 51% interest in BioLargo Technologies, Inc. BioLargo Technologies, Inc. has a patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pads, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

      During the year ended December 31, 2001, BioLargo Technologies had sales of $255,368.

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

The company also has a sales and marketing office located at 30211 Avenida de las Banderas, suite 201, Rancho Santa Margarita, California, USA. The Company leases this space for $2,100 per month. The lease on this space expires in May 2002.

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

      During the months three ended December 31, 2001 the Company sold 88,260 shares of its common stock, plus warrants, to two investors for $96,490. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

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

      The Company has a 51% interest in BioLargo Technologies, Inc. During the year ended December 31, 2001, BioLargo Technologies had sales of $253,688.

      During the twelve months ending December 31, 2002 the Company anticipates that its capital requirements will be as follows:

      Research and Development - Cancer Detection Kits       $1,500,000
      Research and Development - BioLargo Technologies, Inc.    500,000
      Payment of Outstanding Liabilities                        500,000
      General and Administrative Expenses                       760,000
      Marketing and Promotion                                   500,000

                                                             ----------
                  Total:                                     $3,760,000
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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

    Information concerning the Company's Officers and Directors follows:

      Name                    Age       Position

      Dr. Paul Slowey, PhD.    46       Chief Executive Officer
      Dr. Ricardo Moro-Vidal   49       President and a Director
      Dr. Gerald Wittenberg    49       Chairman, Secretary/Treasurer/Director
      D. Bruce Horton          57       Chief Financial Officer
      Dr. Phil Gold, PhD       64       Director

      Each director holds officer until his successor is duly elected by the stockholders. The Company's officers serve at the pleasure of the Board of Directors.

     Dr. Paul Slowey, PhD. has been the Company's Chief Executive Officer since April 2002. Between September 2001 and April 2002 Dr. Slowey was the Company's Vice President of Marketing. From 1984 to 1990, Dr. Slowey worked as Project Leader in the Drug Discovery program at a major pharmaceutical manufacturer, Sterling Drug Inc. (now Sanofi-Winthrop). Dr. Slowey then spent seven years (from 1990 to 1996) with Incatar Corporation, a manufacturer of medical diagnostic products, as Director of the International Sales Division. From 1996 to 1999, Dr. Slowey served as Chief Operating Officer and Vice President of Sales and Marketing for Saliva Diagnostic tests. His most recent appointment, before joining BioCurex Inc. was with Ora Sure Technologies, Inc., the world's leading developer of oral fluid diagnostic tests where he was employed as the Director of International Sales and Marketing.

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

     Dr. Gerald Wittenberg D.M.D.,MS. has been an officer and director of the Company since March 2001. Dr. Wittenberg is a specialist in Oral and Maxillofacial Surgery and has been in private practice since 1981. Dr. Wittenberg has extensive experience in financing of new companies, with specific interest in public company development. He has held directorships in both public and private companies.

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



                                                                              All
                                                Other                         Other
                                                Annual    Restric-            Com-
                                                Compen-  ted Stock  Options   pensa-
  Name and               Fiscal  Salary  Bonus  sation    Awards    Granted   tion
Principal Position        Year     (1)    (2)    (3)        (4)       (5)     (6)
------------------       ------  ------- -----  ------   ---------  -------  -----


Dr. Strathearn Wilson    2001    $22,784    --      --         --       --      --
Chief Executive Officer
  Between March 2001
  and April 2002



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

Employment Contracts

     The Company has an employment contract with Dr. Paul Slowey. Dr. Slowey's contract provides for an annual salary of $100,000 (commencing September 2001) and expires in September of 2003.

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


                    Option Exercises and Year-End Option Values

                                                           Value (in $) of
                                                           Unexercised
                                           Number of       In-the-Money
                                           Unexercised     Options at
                   Shares                  Options (3)     December 31, 2001 (4)
                 Acquired On     Value     Exercisable/    Exercisable/
Name            Exercise (1)  Realized (2) Unexercisable   Unexercisable
----            ------------  ------------ -------------   ---------------------

Dr. Gerald
 Wittenberg           --           --        252,278/--       $80,730/--

      The following tables set forth information concerning the options granted during the four months ended April 30, 2002 to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of April 30, 2002.

              Options Granted During Four Months Ended April 30, 2002

                                   % of Total
                                     Options
                        Options     Granted to     Price Per      Expiration
 Name                  Granted (#)   Employees       Share          Date
------                 -----------  ----------     ---------      ----------

Dr. Paul Slowey          100,000        4.5%        $1.00         11/01/04
Dr. Ricardo Moro-Vidal   600,000       26.9%        $1.00         11/01/04
Dr. Gerald Wittenberg    600,000       26.9%        $1.00         11/01/04
Mr. D. Bruce Horton       75,000        3.4%        $1.00         11/01/04
Dr. Phil Gold            130,000        5.8%        $1.00         11/01/04

                           Option Exercises and Values

                                                           Value (in $) of
                                                           Unexercised
                                           Number of       In-the-Money
                                           Unexercised     Options at
                   Shares                  Options (3)     April 30, 2002 (4)
                 Acquired On     Value     Exercisable/    Exercisable/
Name            Exercise (1)  Realized (2) Unexercisable   Unexercisable
----            ------------  ------------ -------------   ---------------------

Dr. Paul Slowey         --           --       --/100,000             --/--
Dr. Ricardo Moro-Vidal  --           --       --/600,000             --/--
Dr. Gerald Wittenberg   --           --       --/600,000             --/--
Mr. D. Bruce Horton     --           --      --/  75,000             --/--
Dr. Phil Gold           --           --       --/130,000             --/--

(1) The number of shares received upon exercise of options during the four months ended April 30, 2002.

(2) With respect to options exercised during the Company's four months ended April 30, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of April 30, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of April 30, 2002, the market value of the stock underlying those options as of April 30, 2002.

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

Summary

    The following sets forth certain information, as of April 30, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     The following table sets forth, as of May 15, 2002, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of the Company's Common Stock (ii) each officer and director of the Company
(iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                       Number of            Percent of
     Name and Address                   Shares (1)             Class

     Dr. Paul Slowey                          --                 --
     3003 NE 164th Street
     Ridgefield, Washington 98642

     Dr. Ricardo Moro-Vidal                   --                 --
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

     Dr. Gerald Wittenberg               519,429              4.43%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4

                                       Number of            Percent of
     Name and Address                   Shares (1)             Class

     D. Bruce Horton                     335,607              2.86%
     303-543 Granville
     Vancouver, British Columbia
     Canada  V6C 1X8

     Dr. Phil Gold                            --                 --
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4

     All Officers and Directors
     as a Group (2  persons)             855,036             7.29%

(1) Excludes shares issuable upon the exercise of options granted to the following persons.

                                     Shares Issuable Upon   Option Exercise
         Name                        Exercise of Options         Price
         ----                  -------------------------------------------------

         Dr. Paul Slowey                100,000                     $1.00
         Dr. Ricardo Moro-Vidal         600,000                     $1.00
         Dr. Gerald Wittenberg          252,278                     $0.50
         Dr. Gerald Wittenberg          600,000                     $1.00
         Mr. D. Bruce Horton             75,000                     $1.00
         Dr. Phil Gold                  130,000                     $1.00

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

      On March 25, 2001 the Company acquired the following assets from Curex Technologies Inc. in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869 which were payable by Curex to various third parties. At the time of this acquisition, Dr. Ricardo Moro-Vidal, an officer and director of the Company, was the president and sole shareholder of Curex Technologies, Inc.

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

      During the year ended December 31, 2001 Pacific BioSciences Research Centre performed all scientific research and development work on behalf of the Company. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioScience Research Centre charged BioCurex Inc. $165,000 for these services during the year ended December 31, 2001.

      On December 18, 2001, Dr. Gerald Wittenberg was issued warrants to purchase 252,278 shares of the Company's common stock at $0.50 per share. These warrants, which expire on February 15, 2004, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to the Company totaling $252,278.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number      Exhibit Name

3.1   Certificate of Incorporation                                    (1)
                                                                --------------

3.2   Bylaws                                                          (1)
                                                                --------------

Exhibit
Number      Exhibit Name

10.1  Stock Purchase Agreement relating to the acquisition of
            Lagostar Trading S.A.                                     (2)
                                                                --------------

10.2      Asset Purchase Agreement with Curex Technologies, Inc.
                                                                  ------------



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



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
April 11, 2002

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS




                                                              December 31,
                                                         -----------------------
                                                           2001        2000

(Restated)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $  20,531    $  14,222
Inventory                                                   37,457            -
                                                         ---------    ---------
   Total current assets                                     57,988       14,222

Property and equipment, net of accumulated depreciation
 of $306 and $-0-                                            1,222            -

Goodwill, net of accumulated amortization of
 $38,675 and $-0-                                          833,040            -

Livestock, net of accumulated depreciation
 of $-0- and $185                                                -       13,128

Patents, net of accumulated amortization of
 $29,960 and $-0-                                          441,717            -

Intellectual property, net of accumulated amortization
 of $243,150 and $-0-                                    4,619,872            -
                                                     ---------------------------
     TOTAL ASSETS                                     $  5,953,839   $   27,350
                                                      ============   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $     422,786   $        -
   Due to related parties                                  328,610       86,525
                                                    --------------   ----------
     Total liabilities                                     751,396       86,525
                                                    --------------  -----------

COMMITMENTS AND CONTINGENCIES                                    -            -

MINORITY INTEREST                                           22,301            -

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 125,000,000 shares
    authorized, 11,814,686 and 8,225,022 shares
    issued and outstanding                                  11,814        8,225
   Additional paid-in capital                            6,627,096       46,775
   Cumulative foreign currency translation adjustment       28,213            -
   Accumulated deficit                                  (1,486,981)   ( 114,175)
                                                     -------------    ----------
     Total stockholders' equity (deficiency)             5,180,142    (  59,165)
                                                     -------------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                             $  5,953,839    $  27,350
                                                      ============    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                 2001              2000
                                            ----------------  ----------------
Revenue, net                                       $ 255,368          $     -

Cost of sales                                        134,366                 -
                                            ----------------  ----------------
                                                     121,002                 -
                                            ----------------  ----------------
Gross profit

General and Administrative Expenses
   Depreciation and amortization                     312,605               185
   Professional and consulting fees                  857,673                 -
   Public relations and advertising                  182,780                 -
   Research and development                          165,000                 -
   Travel and entertainment                           70,508                 -
   Advertising                                        11,679                 -
   Executive compensation                                  -             5,000
   Other general and administrative expense           73,552            18,101
                                            ----------------  ----------------
Total general and administrative expenses          1,673,797            23,286
                                            ----------------  ----------------

Loss from operations                              (1,552,795)          (23,286)
                                            ----------------  ----------------

Other expense
   Interest expense                            (       2,525)                -
   Foreign currency exchange loss              (       4,620)                -
                                            ----------------  ----------------
Total other expense                            (      7,145 )                -
                                            ----------------  ----------------

Loss before minority interest                     (1,559,940)          (23,286)

Minority interest                                    187,134                 -
                                            ----------------  ----------------

Loss before provision for income taxes            (1,372,806)          (23,286)

Provision for income taxes                                 -                 -
                                            ----------------  ----------------

Net loss income                                 $ (1,372,806)       $  (23,286)
                                            ================  ================

Net loss per share - basic and diluted          $ (      .12)       $  (   .01)
                                            ================  ================



The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                       For the Year Ended
                                                          December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
COMPREHENSIVE LOSS

 Net Loss                                       $(1,372,806)     $  (23,286)

 Foreign Currency Translation                        28,213               -
Adjustment
                                             ----------------   -------------

COMPREHENSIVE LOSS                              $(1,344,593)     $  (23,286)
                                             ================   =============
































The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                      Total
                                                  Additional                        Stockholders'
                               Common Stock       Paid-in    Accumulated  Foreign     Equity
                             Shares     Amount    Capital     Deficit     Exchange  (Deficiency)
                           ----------- ---------  ---------  -----------  --------  -----------

Balance at December 31,     2,525,000  $  2,525   $ 47,475  $ (90,889)    $    -     $(40,889)
1999
Capital contributed  by a
con-trolling  shareholder
in the Form of executive
compensation                        -         -      5,000          -          -        5,000
Net loss for the year               -         -          -    (23,286)         -      (23,286)
                           ----------- ---------  ---------  -----------  --------  -----------

Balance  at  December  31,
2000                        2,525,000     2,525     52,475   (114,175)         -      (59,175)
Effect of 13 for 1
forward split              30,300,026    30,300    (30,300)         -          -            -

Cancellation of common
stock giving effect to
13 for 1 forward split    (24,600,004)  (24,600)    24,600          -          -            -
                           ----------- ---------  ---------  -----------  --------  -----------
Balance  at  December  31,
2000, restated              8,225,022     8,225     46,775   (114,175)         -      (59,175)

Capital contributed
relating to the
forgiveness of advances
payable                             -         -     59,175          -          -       59,175

Issuance  of common  stock
for patents and intellectual
properties after giving
effect to 13 for 1 forward
split                       1,950,000     1,950  3,898,050          -          -    3,900,000

Issuance of stock in
settlement of notes
payable                     1,544,404     1,544  2,329,701          -          -    2,331,245

Issuance of common stock
 for cash                      84,260        84     96,406          -          -       96,490

Issuance of common stock
 for services                  11,000        11     21,989          -          -       22,000

Issuance of warrants                -         -    175,000          -          -      175,000

Cumulative foreign
currency translation
adjustment                          -         -          -          -     28,213       28,213

Net loss for the twelve
months ending
December 31, 2000                   -         -          -  (1,372,806)        -   (1,372,806)
                           ----------- ---------  ---------  -----------  --------  -----------

Balance  at  December  31,
2001                       11,814,686  $ 11,814 $6,627,096 $(1,486,981) $ 28,213   $5,180,142
                           ==========  ======== ========== ============ ========   ==========





The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the Year Ended
                                                           December 31,
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,372,806)    $(23,286)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        312,605          185
  Common stock issued for services                      22,000            -
  Executive compensation                                     -        5,000
  Issuance of warrants                                 175,000            -
Changes in certain assets and liabilities:
  Decrease in accounts receivable                          556            -
  Increase in accounts payable                         375,716            -
  Decrease in inventory                                 46,018            -
  Decrease in prepaid expenses                           2,985            -
  Increase in minority interest                       (100,954)           -
                                                      --------      -------
Total cash (used in) operating activities             (538,880)     (18,101)
                                                      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                    (1,528)          -
  Purchase of livestock                                      -     (13,313)
                                                      --------      -------
Total cash used in investing activities                 (1,528)    (13,313)
                                                      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates                                   -       27,600
  Increase in notes payable                            131,763            -
  Issuance of shares for cash                           96,490            -
  Increase in due to related parties                   314,388            -
                                                       -------        -----
Total cash provided by financing activities            542,641       27,600
                                                       -------      -------

Effects of exchange rate                                 4,076            -
                                                     ---------       ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     6,309       (3,814)

CASH AND CASH EQUIVALENTS - BEGINNING                   14,222       18,036
                                                        ------     --------
CASH AND CASH EQUIVALENTS - ENDING                   $  20,531    $  14,222
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                $       -    $       -
                                                     =========    =========
     Income taxes                                    $       -    $       -
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

                                                       December 31,
                                                ------------------------
                                                   2001          2000
                                                --------------- --------

                         Basic and diluted      11,080,540      8,225,022
                                                ==========     ==========

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

         b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain notes payable totaling $2,326,869. The assets acquired consisted of:

                   Patents                               $    204,815
                   Intellectual Properties                    993,022
                   Goodwill                                   871,715
                   Cash                                       129,032
                   51% Interest in BioLargo
                   Technologies, Inc.                         128,285
                                                              -------
                   Total assets acquired                  $ 2,326,869
                                                          ===========

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000

NOTE 2  -ACQUISITION (Continued)

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
                                                   ===========

NOTE 3 -      RELATED PARTY TRANSACTIONS

         The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related part transactions are as follows:

         Due to related parties
                                                                 December 31,
                                                      ------------------------
                                                          2001          2000
                                                      --------      ----------

         a) Due to shareholder                        $252,278      $       -
         b) Due to Pacific Bioscience Research Center   76,332              -
                                                     -------------------------
            Due to related parties                    $328,610      $       -
                                                    ==========================

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

         b) The Company's research and development is performed by Pacific Bioscience Research Centers ("Pacific"). Pacific was not purchased when the Company purchased certain assets of Curex, Inc. (see Note
            2b). Curex was 100% owned and was purchased from a director and shareholder of the Company. Pacific continues to be 100% owned by the director and shareholder. During the period through December 31, 2001, Pacific did research and development for the Company valued at $165,000. At December 31, 2001, the Company owed them $76,332.

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

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                                (DBA BIOCUREX, INC)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000


NOTE 8 -  STOCK WARRANTS

          Warrants consisted of the following as of December 31:

                                                  2001            2000
                                                -------         -------

                a)  Wittenberg 252,278 $             -
                b)  Bitazol S.A.                52,000              -
                c)  D&M Segal                   32,260              -
                                           ---------------------------
                                               336,538      $      -
                                            ==========      ==========

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

           b) As of December 31, 2001, the Company leases executive office spaces for $3,165 pursuant to a lease with expires May 31, 2003. During the year ended December 31, 2001, the Company had rent expense totaling $3,165.

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

             b) During the three months ended March 31, 2002, the Company granted options as follows:

                                          Shares Issuable
                                           Upon Exercise    Option Exercise
               Name                           of Options         Price
               ----                       ---------------   ---------------

               Dr. Strahearn Wilson          125,000            $1.00
               Dr. Ricardo Moro-Vidal        600,000             1.00
               Dr. Paul Slowey               100,000             1.00
               Dr. Gerald Wittenberg         600,000             1.00
               Mr. D. Bruce Horton            75,000             1.00
               Dr. Phil Gold                 130,000             1.00

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2002.

                                    WHISPERING OAKS INTERNATIONAL INC.




                                    By:   /s/ Dr. Ricardo Moro-Vidal
                                         -------------------------------
                                         Dr. Ricardo Moro-Vidal - President and
                                         a director


                                          /s/ Dr. Gerald Wittenberg
                                         -------------------------------------
                                             Dr. Gerald Wittenberg, Chairman and
                                         a director



                                          /s/ D. Bruce Horton
                                         -------------------------------
                                         D. Bruce Horton - Principal Financial
                                         and Accounting Officer