Form 10QSB
period 2002-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2002-08-21
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                    For the quarterly period ended June 30,2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

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

                                  YES [X] NO [ ]


As of August 19, 2002, the Company had 12,046,396 issued and outstanding shares of common stock.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002







                                      INDEX

Part I            Financial information (Unaudited)


Consolidated balance sheets


Consolidated statements of operations     (Unaudited)



Consolidated statements of comprehensive loss (Unaudited)



Consolidated statement of stockholders' equity (Unaudited)



Consolidated statements of cash flows     (Unaudited)



Notes to consolidated financial statements (Unaudited)



Management's discussion and analysis of financial condition and plan of operations


Part II           Other information


Signatures


Certification

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS




                                                       June 30,    December 31,
                                                         2002           2001
                                                      -------      ----------
                                                      (Unaudited)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  22,174      $  20,531
Inventory                                             32,178         37,457
                                                   ---------      ---------
   Total current assets                               54,352         57,988

Property and equipment, net of accumulated
  depreciation                                         1,279          1,222

Goodwill, net                                        833,040        833,040

Patents, net                                         448,152        441,717

Intellectual property, net                         4,619,872      4,619,872
                                                   ---------      ---------
     TOTAL ASSETS                                 $5,956,695     $5,953,839
                                                  ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses          $  566,346     $  422,786
   Convertible notes payable                         110,000             --
   Due to related parties                            625,984        328,610
                                                 -----------     ----------
     Total liabilities                             1,302,330        751,396
                                                   ---------        -------

COMMITMENTS AND CONTINGENCIES                             --             --

MINORITY INTEREST                                     24,795         22,301

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 125,000,000 shares
    authorized, 12,046,396 and 11,814,690 shares
    issued and outstanding                            12,046         11,815
   Additional paid-in capital                      6,975,052      6,627,095
   Cumulative foreign currency translation adjustment  6,961         28,213
   Accumulated deficit                            (2,364,489)    (1,486,981)
                                                  ----------     ----------
     Total stockholders' equity                    4,629,570      5,180,142
                                                   ---------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $5,956,695     $5,953,839
                                                  ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       For the Three Months  For the Six Months
                                         Ended June 30,        Ended June 30,
                                       ----------------=------------------------
                                       2002       2001          2002       2001

 Revenue, net                         $     -   $     -       $     -  $      -
 General and Administrative Expenses
 Depreciation and amortization expense  1,957   148,415         3,914   148,415
     Professional and consulting fees 135,978    76,123       422,990   124,623
     Public relations and advertising  20,779         -        46,485         -
     Research and development         175,000       905       350,000       905
     Travel and entertainment          12,487       624        20,100       624
     Other general and administrative
        expense                         7,537    20,066        11,341    20,066
                                      -------   -------      --------   -------

 Total general and administrative
        expenses                      353,738   246,133       854,830   294,633
                                      -------   -------       -------   -------

 Loss from operations                (353,738) (246,133)     (854,830) (294,633)
                                     --------- ---------     ---------  -------

 Other expense
     Interest expense                    (229)        -         (522)         -
 Total other expense                     (229)        -         (522)         -
                                   ---------------------------------------------

 Loss before provision for income
        taxes                        (353,967) (246,133)    (855,352)  (294,633)
 Provision for income taxes                 -         -            -          -
                                   ---------------------------------------------
 Loss from continuing operations     (353,967) (294,633)    (246,133)  (855,352)
                                     --------- ---------     --------- ---------

 Discontinued operations:
 Loss from operations of BioLargo     (43,060)  (65,672)     (22,156)   (65,672)
                                      --------  --------     --------    -------

 Net loss                          $( 397,027)$(311,805) $  (877,508) $(360,305)
                                   ====================== ======================

 Loss per share - basic and diluted:
 Loss per share - Continuing
  operations                       $(    0.03)$(   0.02) $  (   0.07) $(   0.02)
 Loss per share - Discontinued
  operations                        (    0.00) (   0.01)        0.00   (   0.01)
                                   ---------------------------------------------

 Net loss per share - basic
  and diluted                      $(    0.03)$(   0.03) $  (   0.07) $(   0.03)
                                   =============================================

Weighted average shares - basic
  and diluted                      11,962,000 11,719,426  11,962,000 11,719,426
                                   =============================================




The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)



                                       For the Three Months  For the Six Months
                                         Ended June 30,        Ended June 30,
                                       ----------------=------------------------
                                      2002       2001        2002        2001
     COMPREHENSIVE LOSS

      Net Loss                   $ (397,027)  $(311,805)  $(877,508)  $(360,305)

      Foreign Currency Translation
          Adjustment                (24,134)    126,530     (21,252)    126,530
                                  ---------------------------------------------

     COMPREHENSIVE LOSS          $ (421,161)  $(185,275)  $(898,760)  $(233,775)
                                  =============================================




























The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                       Additional                               Total
                                     Common Stock       Paid-in      Accumulated   Foreign    Stockholders'
                                 Shares       Amount    Capital        Deficit     Exchange     Equity
                                 ------       ------   ----------    -----------   --------   ------------

Balance at December 31, 2001   11,814,690    $ 11,815  $6,627,095   $(1,486,981)  $ 28,213     $ 5,180,142
Issuance of common stock
    for cash                      105,313         105      78,871            --         --          78,976
Issuance of warrants                   --          --     165,058            --         --         165,058
Issuance of common stock for
 Settlement of payables           126,393         126     104,028            --         --         104,154
Cumulative foreign currency
    translation adjustment             --          --          --            --    (21,252)        (21,252)
Net loss for the six months
    ended June 30,2002                 --          --          --      (877,508)        --        (877,508)
                      -------------------------------------------------------------------------------------
Balance at June 30,200        212,046,396     $12,046  $6,975,052  $ (2,364,489)  $  6,961      $4,629,570
                      =====================================================================================




















The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      For the Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (877,508)  $  (360,305)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization expense                  3,914       148,415
  Issuance of warrants                                 165,058             -
  Stock discount expense                                23,890             -
Changes in certain assets and liabilities:
  (Increase) decrease in accounts receivable                 -       (64,638)
  Increase in accounts payable and accrued expenses    223,824       207,665
  (Increase) decrease in inventory                       5,279        (6,675)
  Increase in due to related parties                   297,374             -
  Increase in minority interest                          2,495        51,748
                                                         -----        ------
Net cash used in operating activities                 (155,674)      (23,790)
                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                         -        (1,622)
                                                 -------------        -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                     78,976             -
  Advances from affiliates                                   -       (86,525)
  Increase in notes payable                            110,000             -
                                                       ---------------------
  Net cash provided by (used in) financing activities  188,976       (86,525)
                                                       -------       --------

Effects of exchange rate                               (31,659)      126,530
                                                       --------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                1,643        14,593

CASH AND CASH EQUIVALENTS - BEGINNING                   20,531        14,222
                                                        ------        ------
CASH AND CASH EQUIVALENTS - ENDING                     $22,174       $28,815
                                                       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                $       -       $     -
                                                     ========================
     Income taxes                                    $       -       $     -
                                                     ========================



The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             June 30, 2002 and 2001
                                   (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

o During the six months ended June 30, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

o On February 21, 2001, the Company acquired patents and intellectual properties with a fair value of $3,900,000 from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock.

o On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain notes payable totaling $2,326,869.

o On February 7, 2002, the Company issued 30,000 shares of its common stock in settlement of a payable totaling $22,810. The value of the stock on the date of issuance was $33,000. An additional $10,190 of stock issuance expense was recognized.

o On February 15, 2002, the Company issued 19,244 shares of its common stock in settlement of a payable totaling $8,315. The value of the stock on the date of issuance was $16,550. An additional $8,235 of stock issuance expense was recognized.

o On April 1, 2002, the Company issued 77,149 shares of its common stock in settlement of a payable totaling $49,139. The value of the stock on the date of issuance was $54,604. An additional $5,465 of stock issuance expense was recognized.

o For the six month period ended June 30, 2002, 405,513 warrants were issued at prices ranging from $0.50 - $1.00. $165,058 of expense was recognized on the issuance of these warrants.






The accompanying notes are an integral part of the consolidated financial statements.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


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

      The results of operations for the six months ended June 30,2002 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2002.

      The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its 51%-owned subsidiary BioLargo Technologies, Inc. ("Biolargo"), incorporated on May 3, 1999 under the Canada Business Corporation's Act (see note 6).

      Line of Business

      The Company is in the business of developing, producing, marketing and licensing cancer diagnostic kits. The Company is in the process of changing its name from Whispering Oaks International, Inc. to BioCurex, Inc.

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

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired and was being amortized on a straight-line method over 15 years. Effective January 1, 2002, the Company adopted SFAS 142 and these assets will be assessed for impairment annually or upon an adverse change in operations.

      Patents

      Patents are stated at cost. Amortization is calculated using the straight-line method over the life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of June 30,2002. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

      Intellectual Properties

      Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted SFAS 142 and these assets will be assessed for impairment annually or upon an adverse change in operations.

      New Accounting Pronouncements

      On June 29, 2001, SFAS No. 141, "Business Combinations", was issued by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


      New Accounting Pronouncements (Continued)

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

     During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


  NOTE 2 -    RELATED PARTY TRANSACTIONS

      The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's material related party transactions are as follows for the six months ended June 30, 2002:

      The Company's research and development is performed by Pacific Bioscience Research Centers ("Pacific"). Pacific was not purchased when the Company purchased certain assets of Curex, Inc.. Curex was 100% owned and was purchased from a director and shareholder of the Company. Pacific also provided short-term advances for the Company's operations. For the six months ended June 30, 2002, Pacific did research and development for the Company valued at $350,000, and has a payable to Pacific totaling $302,736.

  NOTE 3-   NOTES PAYABLE

       During April and June 2002, two unrelated third parties loaned the Company $110,000. These loans are convertible into common stock of the Company at the Note holder's option at the fair market value of the common stock on the date of conversion. If these notes are converted, the note holder would be entitled to warrants to purchase the Company's common stock at an exercise price in excess of the fair value as of the date of grant.

   NOTE 4 -  EQUITY TRANSACTIONS

      During the six months ended June 30, 2002, the Company issued 126,393 shares of the Company's common stock in settlement of payables totaling $80,264. The value of the stock on the date of issuance was $104,154. An additional $23,890 of stock issuance expense was recognized.

      During the six months ended June 30,2002, the Company sold 105,313 shares its common stock for $78,976.

                 WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


   NOTE 5 -   STOCK OPTIONS/WARRANTS

       Stock options

      On April 22, 2002, the Company:

o adopted a Non-Qualified Stock Option Plan which authorizes the issuances of up to 2,500,000 shares of common stock pursuant to options granted pursuant to the plan,
o adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock, and pursuant to the Non-Qualified Stock Option Plan, granted options to purchase 2,217,000 shares of common stock to the Company's officers, directors, employees and other persons. The options are exercisable at a price of $1.00 per share at any time prior to November 1, 2004.

       As of June 30, 2002, no stock options have been exercised.

      Stock warrants

      On January 20, 2002, the Company issued 105,513 warrants entitling the holder to purchase 105,513 shares of the Company's common stock for $0.75 per share. The Company recognized $55,058 of expense relating to the issuance of the warrants below market. These warrants expire January 20, 2004.

      On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company recognized $77,000 of expense relating to the issuance of the warrants below market. These warrants expire January 21, 2004.

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

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30,2002


NOTE 6 -    COMMITMENTS AND CONTINGENCIES\DISCONTINUED OPERATIONS

      Option to Purchase Capital Stock of Biolargo Technologies, Inc.
      ---------------------------------------------------------------

      On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle") which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of Biolargo's common stock owned by the Company. Turtle can exercise the option any time until December 31, 2002. The purchase price for the 9,000,001 shares is $505,000 (see note 7).

      Biolargo had assets of approximately $423,000 with liabilities totaling approximately $310,000 as of June 28, 2002. The Company's investment in Biolargo as June 28, 2002 was approximately $128,000. The Company expects to recognize a gain on the sale of its investment in Biolargo. Accordingly, the Company has accounted for Biolargo as a discontinued operation as of June 30, 2002, and has shown their losses separately on the consolidated statement of operations. The Company's anticipated gain on the sale of Biolargo will be recognized upon realization.


NOTE 7 -      SUBSEQUENT EVENTS

      Subsequent to June 30, 2002, the Company received $105,000 from Turtle as partial consideration for the purchase price of Biolargo totaling $505,000 (see note 6).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

      The Company has developed a marketing plan for the distribution of its cancer detection kits. As part of this plan, each overseas distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached. As of August 10, 2002, the Company had not generated any revenues from the sale of its cancer detection kits.

      During this reporting period, the Company has made significant strides in a number of key areas.

      Histo-RECAF(TM), the Company's first product, based on its novel, proprietary marker, RECAF(TM) is now being marketed to a network of distributors in a number of territories throughout the world. These distributors represent the first real revenue opportunities for the Company.

      In territories in four continents, distributors are in the process of market surveillance, product registrations (where appropriate) and executing on pre-determined marketing plans. Histo-RECAF(TM) represents a novel product to most customers, since it is a test that may be applied to a number of disease states and not to a single malignant condition. As such, penetration into the market will depend upon a concerted educational effort by the Company, its distributors and independent researchers to provide key information to the field regarding the potential utility of Histo-RECAF(TM).

      In order to support this effort, the Company is establishing key collaborations with key "opinion leaders" and independent research laboratories interested in evaluating Histo-RECAF(TM) and reporting their findings in key "peer-review" journals. This includes researchers in the US and other parts of the world. In addition, the Company has recently attended two major industry conventions, the American Association of Cancer Research and the American Association of Clinical Chemistry Oak Ridge Conference, where it's technology was highlighted to key strategic partners. At the Oak Ridge Conference, the Company made two successful presentations, which generated significant interest in the RECAF(TM) technology.

      Studies are also in progress to expand the utility of the Histo-RECAF(TM) kit. This includes the evaluation of the product for additional forms of cancer and additional specimen types. By providing our customers with additional applications we are able to effectively expand the market for the product. While this is very important to the overall marketing plan for the product it must be understood that each of these newer studies is also subject to regulatory review and approval, such as the US FDA 510(k) clearance process and others.

      Histo-RECAF(TM) was cleared for marketing by Health Canada in the fall of 2001. The Company has since gone through a round of consultation with the US FDA, which has now provided the Company with guidelines for a unique application for this product. Recognizing the novel nature of the RECAF(TM) technology, which is mirrored by no other existing products, the agency has delivered specific guidelines for the product, which apply only to Histo-RECAF(TM).

      While Histo-RECAF(TM) is pending FDA clearance, the FDA has provided information to the Company, which will allow a US sales strategy to begin. Under FDA guidelines, Histo-RECAF(TM) may be sold immediately to US researchers and physicians for research purposes. To coincide with the imminent launch of the product to this sector of the market, the Company is undertaking an advertising campaign targeting the research community.

      Cryo-RECAF(TM), a kit designed for single patient use by pathologists as an aid in diagnosis of cancer during surgical intervention, was launched early in May 2002. The test procedure for this product, carried out on "frozen sections" of tissue material, takes just a few minutes, allowing pathologists to use the test to determine surgical procedures to be followed by the physician while the patient is still under anesthesia. This is important in breast cancer particularly, because in many cases, the diagnosis is still not clear at the time of surgery. A pathologist is waiting for the surgeon to remove a portion of the tumor and then, while the patient is still asleep, the material is frozen in an ice block and the ice block cut into thin slices (thus the name "frozen section") that can be seen under the microscope. Discriminating cancer cells from benign or normal cells is crucial in this instance and the pathologist is in a delicate position because if he/she tells the surgeon the issue is malignant and it is benign, then the patient is unnecessarily subjected to removal of the breast or part of the breast. Alternatively if the pathologist reports the result as benign and it is truly malignant, the surgeon removes only the lump and there is a high risk that some cancer cells remain behind and the patient eventually dies. Any help the pathologist can get is critical and a rapid test that stains cancer cells but not normal or benign cells is extremely helpful. The results of the Cryo-RECAF(TM) test are available within 15 minutes.

      In order to support the Company into the future both external investment and sales revenues are needed. While the Company explores potential investment opportunities, the Company is becoming a distributor of products manufactured by other corporations and which are synergistic with the Company's products. It is hoped that this strategy will lead to strong and lasting partnerships with corporations which are at a much more advanced stage of development than the Company.

      The Company recently received notification of the "allowance" of its US patent. This is a major milestone for the Company. In addition the Company has taken steps to tighten up its intellectual property portfolio and expects additional patents to issue in the near future for its broad diagnostic and therapeutic claims. In all, the Company has filed and received patent coverage for over 40 claims protecting the RECAF(TM) technology. The Company fully understands the importance of its IP portfolio and is looking into additional areas to protect its position.

      The Histo-RECAF(TM) assay represents the "proof of concept," that can be verified in any pathology department. This validation of the RECAF(TM) technology is being leveraged to open up dialogues with major corporations including two Fortune 500 companies, interested in "partnering" with the Company to develop its future technologies, which include a serum-based screening assay, diagnostic imaging and therapeutic applications.

      The Company is looking to license its technology to interested strategic partners interested in developing specific applications for the RECAF(TM) technology. This may lead to the establishment of licensees, distribution partners and end-user customers for the Company's products. So far the response has been very positive and a number of potential collaborative ventures are under investigation. There are no guarantees that any agreements will result but the initial feedback has been encouraging.

      The Company believes its "core-competencies" to be in the areas of Research and Development, Sales and Marketing and a strong Management team and Scientific Advisory Board. As a result, the Company is looking to outsource specific operations, which are not part of its core areas of expertise. This includes evaluation of potential outsourced manufacturing sites for its products. BioCurex has begun the search for a suitable manufacturing partner. The chosen manufacturer will be a certified facility with ISO 9001 or GMP manufacturing capability, with sufficient capacity to manufacture BioCurex's current and future needs. It is expected that the Company will have fully outsourced its current production needs by the end of 2002.

      Moving forward, the Company will look to strengthen its financial position through external investment, while staying on course to develop its core technologies and execute on its pre-determined marketing plan of establishing distribution channels, generating an income stream for its products and aligning with Corporate alliance partners for its future technologies.

      The Company also has a 51% interest in BioLargo Technologies, Inc. BioLargo Technologies, Inc. has patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

      On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle") which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of Biolargo's common stock owned by the Company. Turtle can exercise the option any time until December 31, 2002. The purchase price for the 9,000,001 shares was $505,000. As of August 19, 2002, the Company had received $105,000 of the purchase price from Turtle.

      Biolargo had assets of approximately $423,000 with liabilities totaling approximately $310,000 as of June 28, 2002. The Company's investment in Biolargo as of June 28, 2002 was approximately $128,000. The Company expects to recognize a gain on the sale of their investment in Biolargo. Accordingly, the Company has accounted for Biolargo as a discontinued operation as of June 30, 2002, and has shown their losses separately on the consolidated statement of operations. During the six months ended June 30, 2002, BioLargo Technologies had sales of approximately $188,000, gross profit of $111,000 and an operating loss of $44,000. The Company's anticipated gain on the sale of Biolargo will be recognized upon realization.

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

      There are approximately 25 million blood products distributed for transfusion each year. The transport of hazardous materials and potentially infectious substances is regulated by the Department of Transportation. Based upon the terms of the marketing agreement, BioCARE, a division of Blood Systems, is the sole-source provider of the Biolargo absorbent pad and its related packaging for the transport of blood products in the United States and Canada. The pad, used in transporting blood and blood products, allows for client companies to BioCARE, to be completely compliant with Department of Transport rules concerning dangerous or potentially dangerous, and because they are certified super-absorbents for blood, permit more payload per package by reducing the bulk of internal-absorbing safety features.

      During the twelve months ending December 31, 2002 the Company anticipates that its capital requirements will be as follows:

            Research and Development - Cancer Detection Kits $1,500,000
            Payment of Outstanding Liabilities                  500,000
            General and Administrative Expenses                 760,000
            Marketing and Promotion                             500,000
                                                           ------------
                  Total:                                     $3,260,000
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

                                     PART II
                                OTHER INFORMATION

Item 5.  Changes in Securities

      During the three months ended June 30, 2002, the Company issued 77,149 shares of common stock in settlement of liabilities in the amount of $49,139.

      The issuance of these shares was exempt from registration by means of
Section 4(2) of the Securities Act of 1933.

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      During the quarter ending June 30, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WHISPERING OAKS INTERNATIONAL, INC.

                               By:/s/ Dr. Ricardo Moro-Vidal
                                  -----------------------------------------
                                    Dr. Ricardo Moro-Vidal, President &
                                    Chief Executive Officer & Director

                              By: /s/ Gerald Wittenberg
                                  -----------------------------------------
                                     Gerald Wittenberg, Chairman & Director

                              By: /s/ D. Bruce Horton
                                  -----------------------------------------
                                     D. Bruce Horton, Principal Financial &
                                     Accounting Officer

                              Date: August 19, 2002

                                  CERTIFICATION

      In connection with the Quarterly Report of Whispering Oaks International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, President & Chief Executive Officer & Director and
D. Bruce Horton, Principal Financial & Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 19, 2002
                                  By:     /s/ Dr. Ricardo Moro-Vidal
                                         -----------------------------------
                                         Dr. Ricardo Moro-Vidal, President &
                                         Chief Executive Officer & Director


                                  By:     /s/ D. Bruce Horton
                                         ------------------------------------
                                         D. Bruce Horton, Principal Financial &
                                         Accounting Officer