Form 10QSB
period 2002-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2002-11-19
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                           7080 River Road, Suite 215
                       Richmond, British Columbia, V6X 1X5
                 ------------ ---------------------------------
               (address of principal executive offices) (Zip Code)


                                 (886) 884-8669
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of November 14, 2002, the Company had 12,823,796 issued and outstanding shares of common stock.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002







                                      INDEX

Part I            Financial information (Unaudited)


Consolidated balance sheets (Unaudited)................................3

Consolidated statements of operations (Unaudited)......................4

Consolidated statements of comprehensive loss (Unaudited)..............5

Consolidated statements of cash flows (Unaudited)....................6-7

Notes to consolidated financial statements (Unaudited)..............8-12

Management's discussion and analysis of financial condition
  and plan of operation............................................13-15

Part II

Other information.....................................................16

Signatures............................................................17

Certification......................................................18-19

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,  December 31,
                                                         2002           2001
                                                      -------      ----------
                                                    (Unaudited)
   ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $       95     $    7,622
Due from related party                                  12,847         13,000
Other current assets                                       609              -
                                                    ----------     ----------
   Total current assets                                 13,551         20,622

Assets in excess of liabilities of
 discontinued operations                                     -         51,424

Patents, net                                           345,490        364,684

Intellectual property, net                           5,306,390      5,306,390
                                                     ---------      ---------

     TOTAL ASSETS                                   $5,665,431     $5,743,120
                                                    ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses          $  323,780     $  302,633
   Convertible notes payable                         110,000             --
   Due to related parties                            636,005        265,258
                                                 -----------     ----------
     Total liabilities                             1,069,785        567,891
                                                   ---------        -------

COMMITMENTS AND CONTINGENCIES                             --             --

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 125,000,000 shares
    authorized, 12,046,396 and 11,814,690 shares
    issued and outstanding                            12,046         11,815
   Additional paid-in capital                      7,088,801      6,627,095
   Cumulative foreign currency translation
    adjustment                                             -         28,213
   Accumulated deficit                            (2,505,201)    (1,491,894)
                                                  ----------     ----------
     Total stockholders' equity                    4,595,646      5,175,229
                                                   ---------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $5,665,431     $5,743,120
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                For the Three Months           For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                                2002            2001           2002            2001

 Revenue, net                                 $      -        $      -       $      -        $      -
 General and Administrative Expenses
 Depreciation and amortization expense          15,280          81,262         19,194         229,677
     Professional and consulting fees          106,732          74,796        529,722         199,419
     Public relations and advertising            3,698               -         50,183               -
     Research and development                  213,250               -        388,250             905
     Travel and entertainment                   11,468           6,859         23,955           7,483
     Other general and administrative expense   11,929           7,827         23,270          27,893
                                              --------        --------      ---------       ---------

 Total general and administrative expenses     362,357         170,744      1,034,574         465,377
                                              --------        --------     ----------       ---------

 Loss from operations                         (362,357)       (170,744)    (1,034,574)       (465,377)
                                              --------        --------     ----------       ---------

 Other income (expense)
     Interest expense                                -               -       (110,522)              -
     Gain on sale of investment                153,945               -        153,945               -
                                              --------        --------     ----------       ---------
 Total other income (expense)                  153,945               -         43,423               -
                                              --------        --------     ----------       ---------

 Loss before provision for income taxes       (208,412)       (170,744)      (991,151)              -
 Provision for income taxes                          -               -              -               -
                                              --------        --------     ----------       ---------
 Loss from continuing operations              (208,412)       (170,744)      (991,151)       (465,377)
                                              --------        --------     ----------       ---------

 Discontinued operations:
 Loss from operations of BioLargo                    -         (30,890)       (22,156)        (96,562)
                                              --------        --------     ----------       ---------

 Net loss                                   $( 208,412)     $ (201,634)   $(1,013,307)     $ (561,939)
                                              ========        ========     ==========       =========

 Loss per share - basic and diluted:
 Loss per share - Continuing operations     $(    0.02)     $ (   0.02)   $(     0.08)     $ (   0.04)
 Loss per share - Discontinued operations   $(    0.00)     $ (   0.00)          0.00      $ (   0.01)
                                         ------------------------------------------------------------
 Net loss per share - basic and diluted     $(    0.02)     $ (   0.02)   $(     0.08)     $ (   0.05)
                                         ============================================================

Weighted average shares - basic
 and diluted                                12,053,153      11,719,426     12,008,524      11,719,426
                                         ============================================================


                 WHISPERING OAKS INTERNATIONAL, INC.AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)





                                                For the Three Months           For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                                2002            2001           2002            2001

COMPREHENSIVE LOSS

 Net Loss                                   $ (208,412)     $ (201,634)   $ (1,013,307)    $ (561,939)

 Foreign Currency Translation                    6,961          13,275         (28,213)       139,805
Adjustment
                                            ----------      ----------    ------------     ----------

COMPREHENSIVE LOSS                          $ (201,451)     $ (188,359)  $  (1,041,520)    $ (422,134)

                                            ==========      ==========   =============     ==========


                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     For the Nine Months Ended
                                                           September 30,
                                                     2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $1,013,307         $  (561,939)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization expense              19,194             229,677
  Issuance of warrants                              165,058                   -
  Stock discount expense                             23,890                   -
  Amortization of debenture discount                110,000                   -
Changes in certain assets and liabilities:
  Increase in accounts receivable                         -             (18,322)
  Increase in other current assets                     (609)                  -
  Increase in inventory                                   -              (3,609)
  (Increase) decrease in accounts payable
    and accrued expenses                            (38,340)            287,890
  Decrease in due to related parties                514,247                   -
  Decrease in minority interest                           -               7,795
                                                     ------               -----
Net cash used in operating activities              (219,867)            (58,508)
                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in property and equipment                      -              (1,567)
  Due from related party                                153                   -
                                                      -----                ----
Net cash provided by (used for) investing activities    153              (1,567)
                                                      -----             -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                  78,976                   -
  Advances from affiliates                                -             (86,525)
  Proceeds from notes payable                       110,000                   -
                                                    -------        -------------
  Net cash provided by (used in) financing
   activities                                       188,976             (86,525)
                                                    -------           ---------

Effects of exchange rate                            (28,213)            139,805
                                                    -------            --------
Cash provided by discontinued operations             51,424                   -
                                                    ------        -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (7,527)             (6,795)

CASH AND CASH EQUIVALENTS - BEGINNING                 7,622              14,222
                                                     ------              ------
CASH AND CASH EQUIVALENTS - ENDING                   $   95             $ 7,427
                                                     ======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                $    -             $     -
                                                    ============================
     Income taxes                                    $    -             $     -
                                                    ============================

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           September 30, 2002 and 2001
                                   (Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

o During the nine months ended September 30, 2001, the Company transferred livestock with a net book value of $13,128 to a related party as payment in full on advances received by the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

o On February 21, 2001, the Company acquired patents and intellectual properties from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock, which was valued at $3,900,000.

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

o For the nine-month period ended September 30, 2002, 405,513 warrants were issued at prices ranging from $0.50 - $1.00. $165,058 of expense was recognized on the issuance of these warrants.

o On July 8, 2002, the Company issued 7,400 shares of its common stock in settlement of a payable totaling $3,750.






The accompanying notes are an integral part of the consolidated financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


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

      The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2002.

      As of September 30, 2001, the accompanying financial statements included the accounts of Whispering Oaks International, Inc. (DBA BioCurex, Inc.) (the "Company") incorporated on December 8, 1997 under the laws of the state of Texas and its 51%-owned subsidiary BioLargo Technologies, Inc. ("Biolargo"), incorporated on May 3, 1999 under the Canada Business Corporation's Act. During the nine months ended September 30, 2002, the Company reduced its ownership percentage of BioLargo to 37% and has accounted for the ownership as an equity investment.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Patents

      Patents are stated at cost. Amortization is calculated using the straight-line method over the life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of September 30, 2002. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

      Intellectual Properties

      Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 (SFAS No. 142) and these assets will be assessed for impairment annually or upon an adverse change in operations.

      New Accounting Pronouncements

      On June 29, 2001, SFAS No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of January 1, 2002.

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

      During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation," was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Pronouncements (Continued)

      During October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

      During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.


  NOTE 2 - RELATED PARTY TRANSACTIONS

      The Company has related party transactions with several directors and officers of the Company, as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's material related party transactions are as follows for the nine months ended September 30, 2002:

      The Company's research and development is performed by Pacific Bioscience Research Centers ("Pacific"). Pacific is owned 100% by the president and chief executive officer of the Company. Pacific also provided short-term advances for the Company's operations. For the nine months ended September 30, 2002, Pacific did research and development for the Company valued at $388,250, and the Company had a payable to Pacific totaling $190,944.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 3 - CONVERTIBLE NOTES PAYABLE

     During April and June 2002, two unrelated third parties loaned the Company $110,000. These loans are convertible into common stock of the Company at the note holder's option and are due on or before September 30, 2002. If these notes are converted, the note holder would be entitled to warrants to purchase the Company's common stock at an exercise price in excess of the fair value of the Company's common stock as of the date of grant. In accordance with EITF 00-27, the fair value of the detachable warrants issued in connection with this convertible debenture is $110,000. The value of the warrants has been expensed at September 30, 2002.


NOTE 4 - EQUITY TRANSACTIONS

      During the nine months ended September 30, 2002, the Company issued 133,793 shares of the Company's common stock in settlement of payables totaling $84,014. The value of the stock on the date of issuance was $107,904. An additional $23,890 of stock issuance expense was recognized.

      During the nine months ended September 30, 2002, the Company sold 105,313 shares its common stock for $78,976.


NOTE 5 - STOCK OPTIONS/WARRANTS

      Stock options

      On April 22, 2002, the Company:

o adopted a Non-Qualified Stock Option Plan which authorizes the issuances of up to 2,500,000 shares of common stock pursuant to options granted pursuant to the plan, and
o adopted a Stock Bonus Plan, which authorizes the issuance of up to 1,000,000 shares of common stock, and pursuant to the Non-Qualified Stock Option Plan, granted options to purchase 2,217,000 shares of common stock to the Company's officers, directors, employees and other persons. The options are exercisable at a price of $1.00 per share at any time prior to November 1, 2004.

      As of September 30, 2002, no stock options have been exercised.

      Stock warrants

      On January 20, 2002, the Company issued 105,513 warrants entitling the holder to purchase 105,513 shares of the Company's common stock for $0.75 per share. The Company recognized $55,058 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 20, 2004.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 5 - STOCK OPTIONS/WARRANTS (Continued)

      Stock warrants (continued)

      On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company recognized $77,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 21, 2004.

      On March 15, 2002, an unrelated third party was issued 200,000 warrants to purchase 200,000 shares of the Company's common stock, 100,000 shares at $0.50 and 100,000 shares at $1.00. These warrants were issued as consideration for services rendered to the Company. The Company recognized $33,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.74%; expected life of one year; dividend yield of 0%; and expected volatility of 134.09%. These warrants expire March 15, 2004.

      The following represents all activity that took place with regards to warrants issued:

                                                                  Average
                                                                 Exercise
                                                   Number        Price Per
                                                                  Share
                                                -------------   ------------
                 Outstanding, December 31, 2001      336,538    $      0.69
                    Granted                          405,513    $      0.69
                                                -------------   ------------

                 Balance, September 30, 2002         742,051           0.69
                                                =============   ============

      The average fair market value of the warrants ranged from $0.00 to $0.52 per share. All options expire two years after the date of grant.


NOTE 6 - COMMITMENTS AND CONTINGENCIES\DISCONTINUED OPERATIONS

      Option to Purchase Capital Stock of BioLargo Technologies, Inc.

      On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company. As of September 30, 2002, the Company had sold 2,700,000 of its shares in BioLargo to Turtle for $155,000. Subsequent to September 30, 2002 the Company's option with Turtle expired.

      As of September 30, 2002, the Company's ownership percentage has been reduced to approximately 37%. The initial investment of approximately $128,000 has been reduced on the Company's books by their share of prior year and current year losses recognized by BioLargo. The investment has been reduced to the extent available by the amounts received in the sale. A gain on sale of $153,945 has been recognized as of September 30, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      The Company holds significant intellectual property related to diagnostic and therapeutic applications for the alpha-fetoprotein receptor, known as RECAF(TM). The technology can be applied to the diagnosis of cancer, a market estimated to be worth $4 billion US dollars and growing. Patents related to RECAF(TM) have previously been issued in Australia and Russia and are pending in Europe and the PCT countries. In May this year, the Company received notification of the allowance of its US patent submission, affording the Company protection to move forward in negotiations with many potential strategic partners and distributors around the world. During the last quarter the Company has "leveraged" this protection to seek new agreements designed to expand the utility of its existing product portfolio.

      Continuing studies by independent laboratories and opinion leaders in the cancer area have confirmed the efficacy of the Histo-RECAF(TM) and Cryo-RECAF(TM) cancer detection kits for tissues, which allow a pathologist to stain and easily identify cancer cells with the aid of a microscope. Studies in Korea, Canada and Latin America have verified close to 100% efficacy in detecting a number of cancers including cancer of the breast, prostate cancer and lymph node metastases. Trials in the US are in progress. Results to date provide an important validation of the RECAF(TM) system and its potential uses in other areas such as serum testing, imaging and cancer cell targeting, which are currently in the development phase

      The Company is moving forward with its predetermined goal of expanding the use of its technology by establishing collaborative agreements with companies in its field with existing technologies capable of enhancing the RECAF(TM) technology. In August, the Company announced a collaborative Agreement with Aperio Technologies, Inc. (Vista California, USA) to automate the detection of its proprietary Histo-RECAF(TM) test kit. The Aperio technology, which uses an instrument called ScanScope(TM), has the ability to digitize, automate and, in the future, quantitate viewing of stained microscope slides used extensively in histology practice. The histology market, where Histo-RECAF(TM) is sold, is currently experiencing a "paradigm shift" away from slide viewing using conventional microscopes to imaging systems that allow remote viewing. The Aperio system represents one important example of imaging technologies responsible for the shift. The move towards simplification of testing and reading of tissue slide staining is likely to impact sales of the Histo-RECAF(TM) test kit positively as more of the ScanScope instruments are placed and the market becomes educated as to the advantages of digitization and automated slide reading. Other imaging technologies similar to the Aperio technology exist, which are equally complimentary to BioCurex's technology. The Company is actively involved in discussions with some of these other companies to ensure its technology is part of the changing market trend.

      The Company is following its pre-determined marketing plan for distribution of its existing cancer detection kits. As part of this long-term strategy, the Company has announced two major distribution deals for its products during the last reporting period. In July, the Company signed a long-term supply and distribution agreement with P2000 Comercializcao de Produtos Farmaceuticos SA ("P2000"), a privately-held Portuguese pharmaceutical and diagnostic Company specializing in the marketing and distribution of high value, third-party products. P2000 is currently filing regulatory submission documentation to Invamed, the regulatory agency responsible for product approvals in Portugal. It is expected that Invamed will grant approval to market BioCurex's products in Portugal within the next three to six months. In September, the Company appointed Somagen Diagnostics as its sole distributor for Canada. Somagen is the largest privately held diagnostics distributor in Canada, with average growth of over 20% per annum over each of the last six years. Somagen has placed an initial order to "seed" the market and is will be promoting BioCurex's products through its internal sales force of 14 representatives.

      Recognizing the European market to be a strategic market for the Company's technology, the Company entered into a definitive Agreement with a Geneva, Switzerland based Company, European Launch Pad (ELP) to expand its European presence. As part of the Agreement ELP will be responsible for assessment of viability to market entry and identification of licensing and distribution partners in territories throughout the EU where BioCurex has no existing distributors. This will help facilitate a swifter roll out of BioCurex's products in Europe, considered to be second only to the US in terms of market size.

      To support our distributors, BioCurex continues to attend key trade events and scientific symposia. Following successful attendance at AACC (American Association of Clinical Chemistry) satellite events, the Company was present at the AACC Annual Congress in Orlando, Florida in July, attended by 15,000 clinical chemists and corporate clients from all corners of the globe. This meeting is one of the two major trade events in the world where companies with novel technologies such as RECAF(TM) can be highlighted to potential licensees and distributors from the world's markets. The Company met with several key new potential partners who are now evaluating the RECAF(TM) technology. The Company was invited to present data on its RECAF(TM) technology at a prestigious Breast Cancer Conference in Boston, the ISOBM Meeting. At this meeting BioCurex seized the opportunity to present six (6) abstracts, some of them oral presentations on RECAF(TM). As a result, new scientific collaborations have been born and some new potential commercial partners have emerged. This was a very important meeting for the Company. Looking forward the Company will also be attending the Medical Convention in Dusseldorf, Germany in November 2002 to highlight its products.

      Clinical trials have been conducted in support of Histo-RECAF(TM) market clearance in the US and a package of data and submission file has been presented to the FDA. The process, which BioCurex has to follow to obtain marketing clearance is called the 510(k) review process and this submission is ongoing and still under review. There are no indications from the FDA as to when the product will be granted regulatory clearance for marketing in the US. Despite this, the opportunity to sell the product in the US on a Research Use Only (RUO) basis is possible. The Company has been discussing this business opportunity with companies involved in the marketing of similar products. These negotiations are ongoing. In the meantime the Company has begun to market the test directly to US laboratories capable of running the test prior to FDA clearance.

      The Company recognizes that a major market opportunity exists for a screening assay, which will detect multiple cancers from a blood (serum) sample. The Company's I.P. covers the ability to develop and deliver such a test based on the RECAF(TM) molecule. As a result, Research and Development has focused primarily on the preparation of a functional serum-based screening assay, representing the "second-generation" assay from BioCurex. This assay, once complete, will have much greater sales potential than the Histo-RECAF(TM) and Cryo-RECAF(TM) products, hence the emphasis in R&D. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests done every year. Most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA- Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $500 million US dollars annually. There is a lot of interest in the serum assay from outside vendors, particularly for application in general screening protocols for cancer diagnosis. This is typically carried out using high throughput (random access) automated analyzers available from the major diagnostic players. Development on this test is moving forward in a timely manner. Target date for a prototype assay is mid-to-late 2003.

      To support the established distribution network with "new" products, the Company has also developed two new assays (in house) for Carcino Embryonic Antigen (CEA) and Alfa-fetoprotein (AFP). The tests, based on Enzyme Linked ImmunoSorbent Assay (ELISA) technology, were recently launched through the Company's International sales network. The Company has also acquired the International marketing rights to a broad range of rapid diagnostic testing devices to supplement its repertoire of high-quality diagnostic products. The Company has now expanded its portfolio to over 90 products.

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

      Moving forward, the Company will look to strengthen its financial position, while staying on course to develop its core technologies and execute on its predetermined marketing plan of establishing distribution channels, generating an income stream for its products and aligning with corporate alliance partners for its future technologies.

      The Company had 51% interest in BioLargo Technologies, Inc. ("BioLargo"). BioLargo has patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

      On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company. During the quarter ended September 30, 2002, the Company sold 2,700,000 of its BioLargo shares to Turtle for $155,000 and realized a profit of $153,945. Subsequent to September 30, 2002 Turtle's option expired.

      The Company's investment in BioLargo as of June 28, 2002, was approximately $128,000. The Company expects to recognize a gain on the sale of its investment in BioLargo. Accordingly, the Company has accounted for BioLargo as a discontinued operation. BioLargo

      As of November 15, 2002 the Company had a tentative agreement with an unrelated third party to sell 6,300,000 BioLargo shares for $350,000.

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

                                     PART II
                                OTHER INFORMATION

Item 3.  Changes in Securities

      During the three months ended September 30, 2002, the Company issued 7,400 shares of common stock in settlement of liabilities in the amount of $3,750.

      The issuance of these shares was exempt from registration by means of
Section 4(2) of the Securities Act of 1933.

Item 4.  Controls And Procedures

      Based on the evaluation of the Company's disclosure controls and procedures by Dr. Ricardo Moro-Vidal, the Company's President and Chief Executive Officer and D. Bruce Horton, the Company's Principal Financial and Accounting Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report.

(b) Reports on Form 8-K

      During the quarter ending September 30, 2002, the Company filed a Form 8-K relating to the change of auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WHISPERING OAKS INTERNATIONAL, INC.


                              By: /s/ Dr. Ricardo Moro-Vidal
                                 --------------------------------

                                    Dr. Ricardo Moro-Vidal, President and
                                    Chief Executive Officer and Director


                              By: /s/ Gerald Wittenberg
                                  -------------------------------
                                     Gerald Wittenberg, Chairman and Director


                              By: /s/ D. Bruce Horton
                                  -------------------------------
                                     D. Bruce Horton, Principal Financial and
                                     Accounting Officer

                             Date: November 12, 2002

                                  CERTIFICATION

      In connection with the Quarterly Report of Whispering Oaks International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, President & Chief Executive Officer and
D. Bruce Horton, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  November 12, 2002
                                  By:  /s/ Dr. Ricardo Moro-Vidal
                                      ----------------------------------
                                        Dr. Ricardo Moro-Vidal, President and
                                        Chief Executive Officer and Director


                                  By:  /s/ D. Bruce Horton
                                      -----------------------------------
                                        D. Bruce Horton, Principal Financial and
                                        Accounting Officer

CERTIFICATION (separate from Sarbanes Section 906 certification)

I, Dr. Ricardo Moro-Vidal, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Whispering Oaks International, Inc. and subsidiary (dba BioCurex, Inc.);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                   /s/ Dr. Ricardo Moro-Vidal
                                          --------------------------------------
                                          Dr. Ricardo Moro-Vidal, President and
                                          Chief Executive Officer

CERTIFICATION (separate from Sarbanes Section 906 certification)

I, D. Bruce Horton, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Whispering Oaks International, Inc. and subsidiary (dba BioCurex, Inc.);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002             /s/ D. Bruce Horton
                                    ---------------------------------------
                                    D. Bruce Horton, Principal Financial and
                                    Accounting Officer