Form 10KSB/A
period 2002-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2003-02-18
CIK 1092562

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

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                     Texas                                   75-2742601
         --------------------------------              ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)

         7080 River Road, Suite 215
        Richmond, British Columbia                           V6X 1X5
      -----------------------------------                   ------------
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
                               X
                              ---      ---
                              YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Company (11,526,967 shares) based upon the closing price of the Company's common stock on September 30, 2002, was approximately $807,000.

The Company's revenue from continuing operations for the most recent fiscal year was $0.

As of September 30, 2002, the Company had 12,046,396 issued and outstanding shares of common stock.

                                     PART I

This Annual Report on Form 10-KSB/A contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, and acceptance of our business strategy and new applications for the Company's existing products. Investors are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect the Company `s business and prospects, including changes in economic and market conditions and other factors discussed elsewhere in this Form 10KSB/A.

ITEM 1.     DESCRIPTION OF BUSINESS

The Company was incorporated in December 1997. Prior to February 20, 2001, the Company was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000, the Company owned one thoroughbred horse.

In February 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

On February 21, 2001, the Company issued 150,000 (1,950,000 post split) shares of its common stock to acquire certain patents and intellectual properties of Lagostar Trading S.A. ("Lagostar") with a fair value of $3,900,000. At the time of this acquisition, Lagostar owned certain technology and patents that relate to the early detection of cancer.

On March 1, 2001, the Company's Board of Directors declared a 13-for-1 forward stock split.

On March 25, 2001, the Company acquired the following assets from Curex Technologies Inc. ("Curex") in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869 which were payable by Curex to various third parties. The assets consisted of:

                 Patents                      $  353,878
                 Property Technology           1,715,674
                 Cash                            129,032
                 51% interest in BioLargo
                   Technologies, Inc.            128,285
                                              ----------
                              Total:         $ 2,326,869
                                             ===========

In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex.

Cancer Detection Kit

As a result of the Company's acquisition of technology in February and March 2001, the Company owns the patents and intellectual properties relating to certain technology, which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer. The cancer diagnostics market is presently estimated at $4 billion per year.

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

The Company's Histo-RECAF(TM) kit was sent to independent laboratories and researchers for testing on a significant number of breast tissue samples selected at random. The samples included malignant, benign (fibro adenomas) and dysplastic (benign diffuse growth) specimens. In June 2001, the Company received confirmation from the first of these laboratories indicating that 100% of breast cancers tested positive with the kits. Benign tumors and other non-malignant breast tissues were also studied with the Company's cancer detection kit and the Company's technology correctly indicated that none of these tissues were positive. Furthermore, several in-situ carcinomas (the earliest stage of cancer) tested positive. The test results are not only important in reference to the product itself, but also validate the RECAF(TM) system and its potential for other uses, such as serum testing, and cancer cell targeting in general.

In August 2001, the Company received approval for its Histo- RECAF(TM) kit from Canada's Health Products and Food Branch division under License No. 31198. In January 2003 the Company was advised by the FDA that its Histo-RECAF(TM) test kit was classified as a Class I medical device. This classification allows the Company to sell its Histo- RECAF(TM) kits in the United States.

The Company offers its Histo- RECAF(TM) kits at a price in the range of U.S. $400 per kit.

In May, 2002 the Company appointed Somagen Diagnostics as its sole distributor for Canada. In November 2002 Somagen purchased ten Histo-RECAF(TM) kits for marketing purposes. Somagen is marketing the Company's Histo-RECAF(TM) test kit through its internal sales force. As of January 31, 2003 Somagen had not sold any Histo-RECAF(TM) test kits

      In July, 2002 the Company signed a supply and distribution agreement with P2000 Comercializcao de Produtos Farmaceuticos SA ("P2000"), a privately-held Portuguese corporation specializing in the marketing and distribution of pharmaceutical and diagnostic products. In November 2002 P2000 applied to Invamed, the agency responsible for the regulation of drug and pharmaceutical products in Portugal, for approval to market the Histo-RECAF(TM) test kit. It is not known when Invamed will approve the Histo-RECAF(TM) test kit for sale in Portugal.

     In August, 2002 the Company entered into an agreement with Aperio Technologies, Inc. (Vista California, USA) to automate the detection of the Company's Histo-RECAF(TM) test kit. The Aperio technology has the ability to digitize and automate viewing of stained microscope slides used extensively in histology practice. The Company believes that the histology market, where
Histo-RECAF(TM) is marketed, is moving away from slide viewing using conventional microscopes to imaging systems that allow remote viewing. The Company believes that the move towards simplification of testing and reading of tissue slide staining is likely to impact sales of the Histo-RECAF(TM) test kit positively as more imaging systems are installed and the market becomes educated as to the advantages of digitization and automated slide reading. As of January 31, 2003 the Company has not sold any Histo-RECAF(TM) test kits using the Aperio Technologies' system.

      As part of the Company's overseas' marketing plan, each distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached.

      The Company has also developed the Cryo-RECAF(TM) diagnostic kit, which is designed for use by pathologists as an aid in the diagnosis of cancer during surgery, since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cyro-RECAF(TM) kit, during surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen in an ice block. The ice block is then cut into thin slices that can be seen under the microscope and thereby allows the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. The results of the Cryo-RECAF(TM) test are available within 15 minutes. The Company has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cyro-RECAF(TM) kit on a commercial basis.

      The Company believes that a significant market exists for a screening assay which can detect multiple cancers from a blood (serum) sample. As a result, the Company's research and development efforts have been focused on the development of a serum-based screening assay. Based upon the Company's RECAF(TM) technology. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA- Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $500 million US dollars annually. The Company plans to complete the development of a prototype assay by mid-to-late 2003. If the Company is successful in developing this assay, the Company will attempt to license the assay technology to a pharmaceutical firm that has the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

BioLargo Technologies, Inc.

     At December 31, 2001 the Company had a 51% interest in BioLargo Technologies, Inc. ("BioLargo"). BioLargo has patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

     On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company. The Company's investment in BioLargo as of June 28, 2002, was approximately $128,000. Prior to November 30, 2002, the Company sold 3,150,000 of its BioLargo shares to Turtle for $180,266. Subsequent to September 30, 2002 Turtle's option expired. In November 2002 the Company sold 900,000 shares of BioLargo to Eastern Capital Corp. for $50,000. As of January 31, 2003 the Company did not have an agreement with any person to sell its remaining BioLargo shares.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company's executive offices are located at 7080 River Road, Suite 215 Richmond, BC, and consist of 5,000 square feet of space. The Company's offices are rented for $3,165 per month pursuant to a lease that expires on May 31, 2003.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of September 30, 2002, there were approximately 190 record holders of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board. Set forth below is the range of high and low quotations for the Company's common stock for the periods indicated as reported by the NASDAQ. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on March 30, 2001.

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

During the three months ended December 31, 2001, the Company sold 84,260 shares of its common stock, plus warrants, to two investors for $96,490. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

In February 2001, the Company discontinued its former business, which was the purchase and sale of racehorses. Since that time, the Company has been involved in developing its cancer detection kits. As a result, financial information for comparative periods in the year 2000 is not presented since financial information prior to February 2001 reflects the operations of a business that has been discontinued.

The Company is in the process of producing, marketing and licensing its Histo-RECAF(TM) diagnostic kit. As of January 31, 2003, the Company had not generated any revenues from the sale of its Histo-RECAF(TM).

As of December 31, 2001 the Company had a 51% interest in BioLargo. As of December 31, 2001, BioLargo had assets of approximately $270,000 and liabilities of approximately $196,500. Subsequent to December 31, 2001 the Company sold a portion of its interest in BioLargo such that as of January 31, 2003 the Company interest in BioLargo had been reduced to approximately 30%. The Company has accounted for its investment in BioLargo as a discontinued operation as of December 31, 2001, and has shown its losses separately on the consolidated statement of operations. During the year ended December 31, 2001, BioLargo had sales of approximately $255,000, cost of sales of approximately $134,000, a gross profit of approximately $121,000 and a net loss of approximately $292,000. The Company's anticipated gain on the sale of BioLargo will be recognized upon realization.

During the twelve months ending December 31, 2002, the Company anticipates that its capital requirements will be as follows:

      Research and Development - Cancer Detection Kits       $2,000,000
      Payment of Outstanding Liabilities                        500,000
      General and Administrative Expenses                       760,000
      Marketing and Promotion                                   500,000
                                                                -------
                  Total:                                     $3,760,000
                                                             ==========

The Company does not have any bank lines of credit or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

ITEM 7.     FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

Effective May 2, 2001, the Company retained Merdinger, Fruchter, Rosen & Corso, P.C. to act as the Company's independent certified public accountants. In this regard, Merdinger, Fruchter, Rosen & Corso, P.C. replaced Scott W. Hatfield as the Company's independent certified public accountant. The Company replaced Mr. Hatfield with Merdinger, Fruchter, Rosen & Corso, P.C. as a result of the change in the Company's management and the relocation of the Company's offices from Texas to California. Mr. Hatfield audited the Company's financial statements for the fiscal years ended December 31, 1999 and 2000. The report of Mr. Hatfield for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Mr. Hatfield for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ending May 2, 2001, there were no disagreements with Mr. Hatfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Hatfield would have caused him to make reference to such disagreements in his report.

The change in the Company's auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

During the two most recent fiscal years and subsequent interim period ending May 2, 2001, the Company did not consult Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Effective August 6, 2002, Merdinger, Fruchter, Rosen & Company, P.C., the firm which audited the Company's financial statements for the fiscal year ended December 31, 2001, was dismissed and replaced by Stonefield Josephson, Inc. ("Stonefield Josephson") to act as the Company's independent certified public accountants. The reports of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year did not contain an adverse opinion, or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's most recent fiscal year and subsequent interim period ended August 6, 2002 there were no disagreements with Merdinger, Fruchter, Rosen & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Merdinger, Fruchter, Rosen & Company, P.C. would have caused it to make reference to such disagreements in its reports.

The change in the Company's auditors was recommended and approved by the board of directors of the Company.

During the two most recent fiscal years and subsequent interim period ending August 6, 2002, the Company did not consult with Stonefield Josephson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

Information concerning the Company's Officers and Directors follows:

      Name                    Age            Position

      Dr. Ricardo Moro-Vidal   49        President and a Director
      Dr. Gerald Wittenberg    49        Chairman, Secretary/Treasurer/Director
      Dr. Phil Gold, PhD       64        Director

Each director holds office until his successor is duly elected by the stockholders. The Company's officers serve at the pleasure of the Board of Directors.

Dr. Ricardo Moro-Vidal, MD. - has been an officer and director of the Company since March 2001. From 1980 to 1985, Dr. Moro worked in cancer research at the French National Cancer Institute near Paris, France. From late 1985 to 1988 he worked at the University of Alberta, Edmonton on materno-fetal immunology. From 1989 to 1996 he was engaged in various entrepreneurial ventures relating to diagnostics and instrumentation. In 1996 he founded Curex Technologies Inc., where he further developed the RECAF cancer marker concept.

Dr. Gerald Wittenberg D.M.D., MS. - has been an officer and director of the Company since March 2001. Dr. Wittenberg is a specialist in Oral and Maxillofacial Surgery and has been in private practice since 1981. Dr. Wittenberg has extensive experience in financing of new companies, with specific interest in public company development. He has held directorships in both public and private companies.

Mr. D. Bruce Horton, CGA. - has been an officer of the Company since March 2001. In 1986 Mr. Horton co-founded Clearly Canadian Beverage Corporation and was Chief Financial Officer and Director until April 1997. From 1997 to present, Mr. Horton has acted as a management and financial consultant to various private and public companies.

Dr. Phil Gold, C.C., O.Q., MD., PhD. - has been a director of the Company since March of 2001, as well as the Chairman of the Scientific Advisory Board. From 1978 to 1980, Dr. Gold was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984, he was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990, he served as Chairman of the Department of Medicine at McGill University in Montreal. His present positions include Physician-in-Chief, Department of Medicine, The Montreal General Hospital; Professor of Medicine, McGill University; Professor, Departments of Physiology and Oncology, McGill University; and the Director of the McGill University Medical Clinic at the Montreal General Hospital.

Management Changes

In April 2002 Dr. Strathearn Wilson resigned as the Company's Chief Executive Officer and was replaced by Paul Slowey. In December 2002 Mr. Slowey resigned as the Company's Chief Executive Officer. In December 2002 Bruce Horton resigned as the Company's Chief Financial Officer.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2001. The Company does not have a Compensation Committee.

                                                                                All
                                                  Other                        Other
                                                 Annual    Restric-             Com-
Name and                                         Compen-  ted Stock   Options  pensa-
Principal               Fiscal   Salary   Bonus  sation     Awards    Granted  tion
Position                 Year      (1)     (2)     (3)       (4)       (5)      (6)
--------------------------------------------------------------------------------------

Dr. Strathearn Wilson    2001    $22,785    --      --        --        --      --
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

Employment Contracts

     The Company does not have any employment contracts with its executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year

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

Stock Options

     The following tables set forth information concerning the options granted during the year ended December 31, 2001, to the Company's officers and directors, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

               Warrants Granted During Year Ended December 31, 2001

                                       % of Total
                      Shares Issuable   Warrants
                      Upon Exercise     Granted to     Price Per    Expiration
 Name                  of Warrants      Employees        Share         Date
--------------        --------------    ----------      ---------   ----------

Dr. Gerald Wittenberg     252,278          100%          $0.50       12/31/03

                   Warrants Exercises and Year-End Option Values
                                                                   Value (in $)
                                                                  of Unexercised
                                                    Number of      In-the-Money
                                                   Unexercised     Warrants at
                        Shares                     Warrants (3)    December 31,
                                                                      2001 (4)
                                                   ------------   -------------
                      Acquired On      Value       Exercisable/     Exercisable/
Name                  Exercise (1)   Realized (2)  Unexercisable  Unexercisable
----                  ------------   -----------   -------------  -------------


Dr. Gerald Wittenberg      --            --          252,278/--     $80,730/--


(1) The number of shares received upon exercise of options during the year ended December 31, 2001.

(2) With respect to warrants exercised during the Company's year ended December 31, 2001, the dollar value of the difference between exercise price and the market value of the warrant shares purchased on the date of exercise.

(3) The total number of unexercised warrants held as of December 31, 2001, separated between those that were exercisable and those that were not exercisable.

(4) For all unexercised warrants held as of December 31, 2001, the market value of the stock underlying those warrants as of December 31, 2001.

     Options Granted to Directors During Nine Months Ended September 30, 2002

The following tables set forth information concerning the options granted during the nine months ended September 30, 2002 to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of September 30, 2002.

                                        % of Total
                      Shares Issuable     Options
                      Upon Exercise     Granted to     Price Per     Expiration
 Name                  of Warrants       Employees     Share (1)       Date
------                 -----------       ---------     ---------    -----------

Dr. Paul Slowey           100,000           4.5%         $0.07       11/01/04
Dr. Ricardo Moro-Vidal    600,000          26.9%         $0.07       11/01/04
Dr. Gerald Wittenberg     600,000          26.9%         $0.07       11/01/04
Mr. D. Bruce Horton        75,000           3.4%         $0.07       11/01/04
Dr. Phil Gold             130,000           5.8%         $0.07       11/01/04


(1) On December 5, 2002 the Company's Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07.

                           Option Exercises and Values

                                                                   Value (in $)
                                                                  of Unexercised
                                                    Number of      In-the-Money
                                                   Unexercised      Options at
                        Shares                     Options (3)     September 30,
                                                                      2002 (4)
                                                   ------------   -------------
                      Acquired On      Value       Exercisable/     Exercisable/
Name                  Exercise (1)   Realized (2)  Unexercisable  Unexercisable
----                  ------------   -----------   -------------  -------------

Dr. Paul Slowey           --            --          --/100,000        --/--
Dr. Ricardo Moro-Vidal    --            --          --/600,000        --/--
Dr. Gerald Wittenberg     --            --          --/600,000        --/--
Mr. D. Bruce Horton       --            --         --/  75,000        --/--
Dr. Phil Gold             --            --          --/130,000        --/--

(1) The number of shares received upon exercise of options during the nine months ended September 30, 2002.

(2) With respect to options exercised during the Company's nine months ended September 30, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2002, the market value of the stock underlying those options as of September 30, 2002.

Stock Option and Bonus Plans

The Company has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans."

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan authorizes the issuance of shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan

Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans

The Plans are administered by the Company's Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of the Company's shareholders. Any vacancies that may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of the Company's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

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

Summary

The following sets forth certain information, as of September 30, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                              Total        Shares
                             Shares     Reserved for   Shares       Remaining
                            Reserved    Outstanding   Issued as   Options/Shares
Name of Plan               Under Plans    Options    Stock Bonus    Under Plans
------------               -----------  -----------  -----------   ------------

Non-Qualified Stock
Option Plan                 2,500,000     2,045,000      N/A          455,000
Stock Bonus Plan            1,000,000           N/A       --        1,000,000


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth, as of January 31, 2003, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of the Company's Common Stock (ii) each officer and director of the Company (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                        Number of            Percent of
     Name and Address                   Shares (1)             Class
    -----------------                   ----------           -----------

     Dr. Ricardo Moro-Vidal                   --                 --
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

                                        Number of            Percent of
     Name and Address                   Shares (1)             Class
    -----------------                   ----------           -----------

     Dr. Gerald Wittenberg               519,429               4.43%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4

     Dr. Phil Gold                            --                  --
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4

     All Officers and Directors
     as a Group (3 persons)              519,429                4.43%


(1) Excludes shares issuable upon the exercise of options granted to the following persons.

                                     Shares Issuable Upon      Option Exercise
         Name                        Exercise of Options          Price
         ----                        --------------------       --------------

   Dr. Ricardo Moro-Vidal                  600,000                 $0.07
   Dr. Gerald Wittenberg                   252,278                 $0.07
   Dr. Gerald Wittenberg                   600,000                 $0.07
   Dr. Phil Gold                           130,000                 $0.07


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2000, the Company was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000 the Company owned one thoroughbred horse and had 2,525,000 outstanding shares of common stock. The officers and directors of the Company at that time were Kevin B. Halter, Kevin
B. Halter Jr., and Pam J. Halter. The Halter's collectively owned 1,900,000 shares of the Company's common stock. During the year ended December 31, 2001, the Company transferred the thoroughbred horse, having a net book value of $13,128, to the Halter's as payment in full on the advances given to the Company totaling $72,303. The difference of $59,175 has been recorded as a contribution to capital.

On February 20, 2001, Ignacio Martinelli purchased 1,892,308 shares from the Halters for $50,000. In connection with this transaction, the Halters elected Mr. Martinelli as a director and then resigned their positions as officers and directors of the Company. The Company also ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

On February 21, 2001, the Company issued 150,000 (1,950,000 post split) shares of its common stock to acquire all of the issued and outstanding shares of Lagostar Trading S.A. At the time of this acquisition, Lagostar Trading owned certain technology and patents, which relate to the early detection of cancer.

On March 1, 2001, the Company's Board of Directors declared a 13-for-1 forward stock split.

As a result of this forward split, Mr. Martinelli owned 24,600,004 shares of common stock and the Company's capitalization increased to 32,825,026 outstanding shares of common stock.

On March 25, 2001, the Company acquired the following assets from Curex Technologies Inc. in consideration for the assumption by the Company of promissory notes in the amount of $2,326,869, which were payable by Curex to various third parties. At the time of this acquisition, Dr. Ricardo Moro-Vidal, an officer and director of the Company, was the president and sole shareholder of Curex Technologies, Inc.

              Patents                         $  353,878
              Property Technology              1,517,674
              Cash                               129,032
              51% interest in BioLargo
                Technologies, Inc.               128,285
                                              ----------
                              Total          $ 2,326,869
                                             ===========


On April 20, 2001, Mr. Martinelli, as the Company's sole director, appointed Dr. Ricardo Moro-Vidal, Dr. Gerald Wittenberg and Dr. Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex Technologies.

During the year ended December 31, 2001, Pacific BioSciences Research Centre performed all scientific research and development work on behalf of the Company. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioScience Research Centre charged BioCurex Inc. $165,000 for these services during the year ended December 31, 2001.

On December 18, 2001, Dr. Gerald Wittenberg was issued warrants to purchase 252,278 shares of the Company's common stock at $0.50 per share. These warrants, which expire on February 15, 2004, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to the Company totaling $252,278.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name

3.1      Certificate of Incorporation                                 (1)
                                                                 --------------

3.2      Bylaws                                                       (1)
                                                                 --------------

10.1     Asset Purchase Agreement relating to the acquisition of
            Lagostar Trading S.A.                                     (2)
                                                                 --------------

10.2     Asset Purchase Agreement with Curex Technologies, Inc.       (3)
                                                                 -------------

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.
(2) Incorporated by reference to Exhibit 10.2 filed with the Company's 8-K report dated February 20, 2001.
(3) Filed with the Company's report on Form 10-KSB for the year ended December 31, 2001.

The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

Item 14.  Controls and Procedures

     Dr. Ricardo Moro-Vidal, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Dr. Moro-Vidal and Dr. Wittenberg there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

               WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




                                      INDEX



Independent Auditors' Report                                             F-1


Consolidated balance sheets                                              F-2


Consolidated statements of operations                                    F-3


Consolidated statements of comprehensive loss                            F-4


Consolidated statement of stockholders' equity (deficiency)              F-5


Consolidated statements of cash flows                                  F-6/F-7


Notes to consolidated financial statements                             F-8/F-23

                         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Whispering Oaks International, Inc.

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. (a Texas corporation) as of December 31, 2000 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company had no significant assets and was dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances created substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements as of and for the year ended December 31, 2001 do not contain any adjustments that might result from the outcome of these uncertainties.



                                          /s/ S. W. Hatfield, CPA
                                          -----------------------
                                          S. W. HATFIELD, CPA


Dallas, Texas
January 9, 2001 (except for Note 7,
as to which the date is March 1, 2001)

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                        2001            2000
                                                                     (Restated)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  7,622         $14,222
   Due from related party                              13,000               -
                                                     --------         -------
     Total current assets                              20,622          14,222

Assets in excess of liabilities of discontinued
 operations                                            51,424              --

Livestock, net of accumulated depreciation
 of $-0- and $185                                          --          13,128

Patents, net of accumulated amortization of
 $19,194 and $-0-                                     364,684              --

Intellectual property, net of accumulated
 amortization of $279,284 and $-0-                  5,306,390              --
                                                    ---------         -------
     TOTAL ASSETS                                  $5,743,120         $27,350
                                                   ==========         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses             $302,633         $    --
   Due to related parties                             265,258          86,525
                                                     --------         -------
     Total current liabilities                        567,891          86,525
                                                     --------         -------

COMMITMENTS AND CONTINGENCIES (Note 9)                     --              --

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 125,000,000 shares
    authorized, 11,814,686 and 8,225,022 shares
    issued and outstanding                             11,815           8,225
   Additional paid-in capital                       6,627,095          46,775
   Total other comprehensive income                    28,213              --
   Accumulated deficit                             (1,491,894)       (114,175)
                                                   ----------        --------
     Total stockholders' equity (deficiency)        5,175,229         (59,175)
                                                    ---------         -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                          $5,743,120         $27,350
                                                   ==========         =======

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Years Ending
                                                             December 31,
                                                        -----------------------
                                                      2001                2000
                                                     -------            -------
Revenue, net                                     $       -            $      -
                                                 ----------           --------

General and administrative expenses
   Depreciation and amortization                    298,478               185
   Professional and consulting fees                 560,213                 -
   Public relations and advertising                 171,101                 -
   Research and development                         165,000                 -
   Travel and entertainment                          35,002                 -
   Executive compensation                                 -             5,000
   Other general and administrative expense          27,413            18,101
                                                   --------          --------
Total general and administrative expenses         1,257,207            23,286
                                               ------------         ---------

Loss from operations                             (1,257,207)          (23,286)

Interest expense                                    (15,438)                -
                                                 -----------         --------

Loss before provision for income taxes           (1,272,645)          (23,286)

Provision for income taxes                                -                 -
                                              -------------           -------
Loss from continuing operations                  (1,272,645)          (23,286)

Discontinued operations:
Loss from operations of BioLargo, net
  of $-0- tax effect                               (105,074)                -
                                                 -----------       ----------
Net loss                                       $ (1,377,719)      $   (23,286)
                                              ==============     =============

Loss per share - basic and diluted:
   Loss per share - continuing operations       $     (0.11)     $      (0.00)
   Loss per share - discontinued operations           (0.01)            (0.00)
                                                  ----------      -------------
Net loss per share - basic and diluted          $     (0.12)     $      (0.00)
                                                ===========       =============

Weighted average shares outstanding -
  basic and diluted                              11,080,540         8,225,022
                                                ===========      =============

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                          For the Years Ended
                                                               December 31,
                                                      ------------------------
                                                     2001                 2000
                                                     ----                -----
COMPREHENSIVE LOSS

 Net Loss                                        $(1,377,719)       $ (23,286)

 Foreign Currency Translation
    Adjustment                                        28,213                -
                                                   ---------       ----------

COMPREHENSIVE LOSS                               $(1,349,506)       $ (23,286)
                                                 ===========        ==========

                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                               (DBA BIOCUREX, INC.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                               Total
                                                                               Other       Total
                                                   Additional                 Compre-   Stockholders'
                                Common Stock         Paid-in     Accumulated   hensive      Equity
                             Shares       Amount     Capital     Deficit       Income    (Deficiency)
                           -----------   ---------   ---------  -----------  --------  -----------

Balance at December 31,     8,225,0220   $  8,225   $  41,775   $  (90,889)   $     -     $  (40,889)
1999,Restated

Capital contributed by a
  shareholder  in the form
of executive compensation           -           -       5,000           -           -          5,000
Net loss                            -           -           -     (23,286)          -        (23,286)
                           ----------      ------      ------  -----------    -------      ---------
Balance at December 31,     8,225,022       8,225      46,775    (114,175)          -        (59,175)
2000

Capital contributed
relating to the
forgiveness of advances
  payable                          -            -      59,175           -           -         59,175
Issuance  of common  stock
for patents and intellectual
 properties after giving
  effect to 13-for-1 reverse
   split                    1,950,000       1,950   3,898,050           -           -      3,900,000
Issuance  of common  stock
in settlement of convertible
 notes payable              1,544,404       1,545   2,329,700           -           -      2,331,245
Issuance of common stock
  for cash                     84,260          84      96,406           -           -         96,490
Issuance of common stock
  for services                 11,000          11      21,989           -           -         22,000
Issuance of warrants                -           -     175,000           -           -        175,000
Cumulative foreign currency
  translation adjustment            -           -           -           -      28,213         28,213
Net loss                            -           -           -   (1,377,719)         -     (1,377,719)
                           -----------    -------     -------   -----------   --------     -----------

Balance at December 31,
2001                       11,814,686    $ 11,815   $6,627,095 $(1,491,894)  $ 28,213      $5,175,229
                           ==========   =========   ========== ===========   ========     ===========


                WHISPERING OAKS INTERNATIONAL, INC. AND SUBSIDIARY
                              (DBA BIOCUREX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the Year Ended
                                                             December 31,
                                                       2001               2000
                                                      -----              ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (1,377,719)        $(23,286)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        298,478              185
  Common stock issued for services                      22,000                -
  Executive compensation                                     -            5,000
  Issuance of warrants                                 175,000                -
Changes in certain assets and liabilities:
  Increase in accounts payable and accrued expenses    312,786                -
  Increase in due to related parties                    12,980                -
                                                    ----------         --------
Total cash used in operating activities               (556,475)         (18,101)
                                                      ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in due from related party                   (13,000)              -
  Purchase of livestock                                      -         (13,313)
                                                      ---------        -------
Total cash used in investing activities                (13,000)        (13,313)
                                                      ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates                                   -          27,600
  Issuance of common stock for cash                     96,490               -
  Increase in due to related parties                   238,056               -
                                                      ----------      --------
Total cash provided by financing activities            334,546          27,600
                                                      ----------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (234,929)         (3,814)

CASH PROVIDED BY DISCONTINUED OPERATIONS               228,329               -

CASH AND CASH EQUIVALENTS - BEGINNING                   14,222          18,036
                                                      --------        --------
CASH AND CASH EQUIVALENTS - ENDING                   $   7,622        $ 14,222
                                                     =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                $       -        $     -
                                                      ========        =======
     Income taxes                                    $       -        $     -
                                                     =========        =======

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

o On February 21, 2001, the Company acquired patents and intellectual properties from Lagostar Trading S.A. in exchange for 1,950,000 shares of the Company's common stock, which was valued at a fair market value of $3,900,000 after giving effect to the 13-for-1 forward stock split (see Note 2).

o On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. and as consideration also accepted certain convertible notes payable totaling $2,326,869 (see Note 2 for a listing of the assets acquired).

o During the year ended December 31, 2001, the Company issued 1,544,404 shares in settlement of convertible notes payable and accrued interest totaling $2,331,245.

o During the year ended December 31, 2001, the Company issued 11,000 share of the Company's common stock for services valued at $22,000.

o During the year ended December 31, 2001, the Company incurred $175,000 of expense relating to the issuance of warrants.

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

           The accompanying financial statements include the accounts of Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") incorporated on December 8, 1997, under the laws of the state of Texas and its 51%-owned subsidiary BioLargo Technologies, Inc. ("BioLargo"), incorporated on May 3, 1999, under the Canada Business Corporation's Act (see Notes 2b and 10).

           The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash, nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2001, the Company also has a working capital deficiency of $547,269 and incurred a loss for the year ended December 31, 2001, of $1,377,719. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through future private and public financing and exploring other options to raise additional capital (see Note 12).

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

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2001, the Company used estimates to determine the realization of its patents and intellectual property. The Company estimates the recoverability of these assets by using undiscounted cashflows based on future operating activities. Actual results could differ from those estimates.

           Revenue Recognition

           Revenue is recognized based upon the accrual method of accounting. Revenue is recorded upon shipment of the product.

           Cash and Cash Equivalents

           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Concentration of Credit Risk

           Financial instruments that potentially subject the Company to concentrations of credit risk is cash and cash equivalents arising from Company's normal business activities. The Company places its cash with high quality financial institutions and at times may exceed the insured limits.

           Fair Value of Financial Instruments

           The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and amounts due to/from related parties. The carrying amounts of cash and cash equivalents, inventory, accounts payable and accrued expenses and amounts due to/from related parties approximate fair value due to the highly liquid nature of these short-term instruments.

           Livestock

           Livestock was recorded at cost and was depreciated on a straight-line basis, over their estimated useful lives (generally 3 years). Foals delivered after the broodmares were purchased were to be capitalized by the Company at a "zero cost" basis. As of December 31, 2001, the Company no longer is in the thoroughbred business and divested itself of all livestock.

           Patents

           Patents are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patents are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," would be recognized.

           Intellectual Properties

           Intellectual properties are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of 15 years. Intellectual properties are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset, less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS No. 121 would be recognized.

           Long-Lived Assets

           In accordance with SFAS No. 121, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

           Advertising Costs

           Advertising costs are expensed as incurred and included in general and administrative expenses.

           Income Taxes

           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

           Translation of Foreign Currency

           The Company has determined that the local currency of its Canadian subsidiary is its functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

           Stock-Based Compensation

           The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below market price on the date of grant.

           In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made using the fair value method, for which the Company uses the Black-Scholes options-pricing model.

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

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had approximately 2,553,538 potentially anti-dilutive securities.

           During the year ended December 31, 2001, the Company had a 13-for-1 forward stock split (see Note 7d).

           Comprehensive Loss

           In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001, the Company has items that represent comprehensive income and, therefore, has included a Consolidated Statement of Comprehensive Loss in the accompanying consolidated financial statements.

           Segment Disclosure

           SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and annual disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company had two reportable segment during the year ended December 31, 2001. The second reportable segment is being shown as a discontinued operation as of December 31, 2001 (see Note 10).

           New Accounting Pronouncements

           On June 29, 2001, SFAS No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS No. 141 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. The adoption of this pronouncement did not affect the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

           On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. After adoption of this pronouncement the Company will no longer amortize goodwill, but may need to reapportion goodwill to other intangible assets and as a result may incur amortization on those intangible assets. Management does not expect that the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

           In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           During October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

           In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

NOTE 2 -   ACQUISITION OF ASSETS

           a) On February 21, 2001, the Company acquired patents and intellectual properties with a fair market value of $3,900,000 ($30,000 and $3,870,000, respectively) from Lagostar Trading S.A., in exchange for 1,950,000 shares of the Company's common stock, after giving effect to the 13-for-1 forward stock split (see Notes 4, 5, 7b and 7d). The Company's common stock was valued at $2.00 per share as determined by the board of directors. The Company's common stock was not publicly traded until March 30, 2001, at which time it opened in excess of $2.00 per share.

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain convertible notes payable totaling $2,326,869 (see Notes 4, 5, 6 and 10). The assets acquired consisted of:

                   Patents                               $    353,878
                   Intellectual Properties                  1,715,674
                   Cash                                       129,032
                   51% Interest in BioLargo                   128,285
                                                        -------------

                   Total assets acquired                  $ 2,326,869
                                                          ===========

           As of the date of acquisition, BioLargo's fair value was as follows:

            Cash and cash equivalents              $      2,731
            Inventory                                    83,475
            Accounts receivable                             556
            Prepaid expenses and other current assets     2,985
            Patents                                     213,239
                                                        -------
                                                        302,986
               Accounts payable                         (51,446)
                                                      ---------
               Net book value                           251,540
               Less: minority interest                 (123,255)
                                                      ---------
               Investment in BioLargo                $  128,285
                                                     ==========


NOTE 3 -   RELATED-PARTY TRANSACTIONS

           The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. All related-party transactions within the consolidated group have been eliminated. The Company's related-party transactions are as follows:

           Due from Related Parties

           As of December 31, 2001, the Company has a receivable totaling $13,000 from BioLargo, its 51% owned subsidiary that is being accounted for as a discontinued operation. This receivable will be owed by BioLargo after the sale is complete (see Notes 10 and 12).

           Due to Related Parties
                                                            December 31,
                                                          2001          2000
                                                      --------      ----------

      a)  Due to shareholder                          $ 252,278      $      -
      b)  Due to Pacific Bioscience Research Center      12,980             -
      c)  Due to shareholder/former officer                   -        86,525
                                                       ---------      -------
               Total due to related parties           $ 265,258      $ 86,525
                                                      =========      ========

           a) During the year ended December 31, 2001, the Company received advances to help operations from a shareholder of the Company. The amount advanced during the year ended December 31, 2001, totaled $252,278, which bears interest at the rate of 11% per annum. The amount of interest recognized during the year ended December 31, 2001, was $10,818. As additional consideration for the advances, the Company granted 252,278 warrants to purchase the Company's common stock at $0.50 per share (see Note 8a).

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

           c) During the year ended December 31, 2000, the Company received advances to help operations from a shareholder of the Company. The amount advanced during the year ended December 31, 2000, totaled $86,525. During the year ended December 31, 2001, the Company transferred livestock with a net book value of $13,128 to the shareholder as payment in full on the related-party payable totaling $72,303 as of the date of transfer. The difference of $59,175 has been recorded as a contribution to capital.


NOTE 4 -   PATENTS

           As discussed in Note 2, the Company has acquired certain patents. These patents consist of:

           1) developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in approximately 24 countries with ongoing registrations currently being conducted; and

           2) a technology that incorporates an auto-generated anti-infective agent into a disposable super-absorbent non-woven fabric.

           The patents have a cost totaling $597,207 of which $213,329 are included in assets in excess of liabilities of discontinued operations and were acquired as follows:

          a)   Patents   totaling   $30,000  were   acquired   relating  to  the
               acquisition from Lagostar (see Note 2a);

          b)   Patents   totaling   $353,878  were  acquired   relating  to  the
               acquisition of certain assets of Curex (see Note 2b); and

          c)   Patents   totaling   $213,329  were  acquired   relating  to  the
               acquisition of BioLargo (see Note 2b and 10).

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

           These intellectual properties have a cost totaling $5,585,674 with related accumulated amortization of $279,284 and were acquired as follows:

               a) Intellectual properties totaling $3,870,000 were acquired relating to the acquisition of patents and intellectual properties of Lagostar (see Note 2a); and

               b) Intellectual properties totaling $1,715,674 were acquired relating to the acquisition of certain assets of Curex (see
                    Note 2b).


NOTE 6 -   CONVERTIBLE NOTES PAYABLE

           On March 25, 2001, the Company acquired convertible notes payable totaling $2,326,869, bearing interest at the rate of 5% per annum, as consideration for the acquisition of certain assets of Curex. These notes were due on demand and were convertible into shares of common stock. Convertibility was defined in the original note agreements and was assumed by the Company upon acquisition of such notes. The conversion price of the convertible notes payable varied from $0.17 to $3.50 per share. During May 2001, the Company issued 1,544,404 shares of its common stock totaling $2,331,245 for settlement of the notes plus accrued interest (see Note 7f).


NOTE 7 -   EQUITY TRANSACTIONS

           a) During the year ended December 31, 2001, a change of control in the Company's ownership occurred when the majority shareholder of the Company sold his ownership to an unrelated third party.

           b) On February 21, 2001, the Company issued 1,950,000 shares of its common stock, giving effect to the stock split, as consideration for the purchase of patents and intellectual properties of Lagostar totaling $3,900,000 (see Note 2a which includes fair market value determination).

           c) During the year ended December 31, 2000, the Company cancelled 24,600,004 shares of its common stock in anticipation of a 13-for-1 forward stock split.

           d) During the year ended December 31, 2001, the Company had a 13-for-1 forward stock split. Prior to the forward stock split, the Company had 782,694 shares issued and outstanding. The forward stock split increased the issued and outstanding shares to 10,175,022. The accompanying consolidated financial statements have been restated to conform to the reverse stock split.

           e) During the year ended December 31, 2001, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13,128 to a related party, as payment in full on advances received by the Company, totaling $72,303.

           f) During the year ended December 31, 2001, the Company issued 1,544,404 shares in settlement of convertible notes payable and accrued interest totaling $2,331,245 (see Note 6 which includes fair market value determination).

           g) During the year ended December 31, 2001, the Company issued 11,000 shares of the Company's common stock with a fair market value of $22,000 for services. Fair market value of stock given was determined based on the closing price of the stock on the date of approval by the board of directors.

           h) During the year ended December 31, 2001, the Company sold 84,260 units consisting of 84,260 shares of the Company's common stock and 84,260 warrants entitling the holder to purchase 84,260 shares of the Company common stock for $96,490.


NOTE 8 -   STOCK WARRANTS

           The following represents all activity that took place with regards to warrants issued:

                                                                     Average
                                                                     Exercise
                                                         Number      Price Per
                                                                       Share
                                                       -----------  ------------

               Outstanding, January 1, 1999 and 2000           -     $      -
                  Granted                                336,538         0.69
                                                       ---------    -----------

               Balance, December 31, 2001                336,538     $   0.69
                                                       =========    ===========

           a) On December 18, 2001, Dr. Gerald Wittenberg was issued 252,278 warrants to purchase 252,278 shares of the Company's common stock at $0.50 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company (see Note 3a). The Company recognized approximately $175,000 of expense relating to the issuance of the warrants below market. The fair value of the warrant was estimated on the date of grant using the Black Scholes model. The following assumptions were used: average risk-free interest rate of 4.39%; expected life of one year; dividend yield of 0%; and expected volatility of 123.75%. These warrants expire February 15, 2004.

           b) On October 29, 2001, Bitazol S.A. paid $65,000 for 52,000 shares of the Company's common stock together with 52,000 warrants entitling the holder to purchase 52,000 shares of the Company's common stock for $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire October 30, 2003.

           c) On December 18, 2001, D&M Segal paid $31,490 for 32,260 shares of the Company's common stock together with warrants entitling the holder to purchase 32,260 shares of the Company's common stock at $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire December 31, 2003.


NOTE 9 -   COMMITMENTS AND CONTINGENCIES

          a) As of December 31, 2001, the Company had an employment contract with an officer of the Company that provided for an annual salary of $22,785 expiring in March 2003.

          b) As of December 31, 2001, the Company leases executive office spaces for $3,165 per month pursuant to a lease which expires May 31, 2003. During the year ended December 31, 2001, the Company had rent expense totaling $3,165. Future minimum lease payments
               are as    follows:

                        Year ended
                        December 31,                        Amount

                           2002                             $37,980
                           2003                              15,825
                                                            -------
                                                            $53,805
                                                            =======

NOTE 10 -  DISCONTINUED OPERATIONS

           Subsequent to December 31, 2001, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company (see Note 12).

           BioLargo had assets of approximately $270,000 with liabilities totaling approximately $196,500 as of December 31, 2001. The minority interest portion of BioLargo totaled $22,000 as of December 31, 2001. The Company's investment in BioLargo as of December 31, 2001 was approximately $23,000. As described above, the Company implemented a formal plan to sell BioLargo subsequent to December 31, 2001 and expects to recognize a gain on the sale of their investment. Accordingly, the Company has accounted for BioLargo as a discontinued operation as of December 31, 2001, and has shown their losses separately on the consolidated statement of operations as well as their assets and liabilities, net on the consolidated balance sheet. During the year ended December 31, 2001, BioLargo had sales of approximately $255,000, cost of sales of approximately $134,000, a gross profit of approximately $121,000 and a net loss of approximately $292,000. The Company's anticipated gain on the sale of BioLargo will be recognized upon realization.


NOTE 11 -  INCOME TAXES

           The components of the provision for income taxes are as follows:

                                                       For The Years Ended
                                                            December 31,
                                                        2001          2000
                                                      --------      ----------
           Current Tax Expense                       $      -       $     -
            U.S. Federal                                    -             -
            State and Local
                                                     ---------     --------
               Total current                                -             -
                                                     ---------     --------

           Deferred Tax Expense                      $      -      $      -
            U.S. Federal                                    -             -
            State and Local
                                                     ---------     --------
               Total Deferred                               -             -
                                                     ---------     --------

           Total Tax Provision (Benefit)
             From Continuing Operations              $       -     $      -
                                                     =========     ========

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

           Federal Income Tax Rate                       (34.0%)
           Effect of Valuation Allowance                  34.0%
                                                     ----------

           Effective Income Tax Rate                       0.0%
                                                     ==========

           At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $1,487,000 and $114,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

           Deferred Tax Assets
              Loss Carryforwards                     $ 506,000     $ 39,000
              Less:  Valuation Allowance              (506,000)     (39,000)
                                                     ----------    ---------

           Net Deferred Tax Assets                   $       -     $      -
                                                     =========     ========

           Net operating loss carryforwards expire through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 12 -   SUBSEQUENT EVENTS

o Subsequent to December 31, 2001, the Company sold 105,313 shares its common stock for $78,976.

o On April 1, 2002, the Company issued 77,149 shares of its common stock in settlement of a payable totaling $49,139. The fair market value of the stock on the date of issuance was $54,604. An additional $5,465 of stock issuance expense will be recognized.

o On January 20, 2002, the Company issued 105,513 warrants entitling the holder to purchase 105,513 shares of the Company's common stock for $0.75 per share. The Company will recognize $55,058 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 20, 2004.

o On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company will recognize $77,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 21, 2004.

o On March 15, 2002, an unrelated third party was issued 200,000 warrants to purchase 200,000 shares of the Company's common stock, 100,000 shares at $0.50 and 100,000 shares at $1.00. These warrants were issued as consideration for services rendered to the Company. The Company will recognize $33,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.74%; expected life of one year; dividend yield of 0%; and expected volatility of 134.09%. These warrants expire March 15, 2004.

o During April 2002, an unrelated third party loaned the Company $50,000. This loan is convertible into common stock of the Company at the note holder's option at the fair market value of the common stock on the date of conversion. If this note is converted, the note holder would be entitled to warrants to purchase the Company's common stock at an exercise price equal to the conversion price on the date converted. The estimated fair value of the warrants was estimated on the date the note was entered into using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 3.42%; expected life of two years; dividend yield of 0%; and expected volatility of 278.36%. The allocation of the proceeds to the fair value of the warrants of $24,194 will be recorded as a discount on the note. and as additional paid-in capital. The discount will be amortized over the maturity period of the note. As a result of the beneficial conversion feature described above, the Company will record $21,069 as additional paid-in capital and a discount on the notes payable which will be amortized over the note maturity period to interest expense. The note will mature two years after the agreement has been entered into.

o During June 2002, an unrelated third party loaned the Company $60,000. This loan is convertible into common stock of the Company at the note holder's option at the fair market value of the common stock on the date of conversion. If this note is converted, the note holder would be entitled to warrants to purchase the Company's common stock at an exercise price equal to the conversion price on the date converted. The estimated fair value of the warrants was estimated on the date the note was entered into using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 2.99%; expected life of two years; dividend yield of 0%; and expected volatility of 278.36%. The allocation of the proceeds to the fair value of the warrants of $29,269 will be recorded as a discount on the note and as additional paid-in capital. The discount will be amortized over the maturity period of the note. As a result of the beneficial conversion feature described above, the Company will record $25,269 as additional paid-in capital and a discount on the notes payable which will be amortized over the note maturity period to interest expense. The note will mature two years after the agreement has been entered into.

o    On April 22, 2002, the Company:

     i. adopted a Non-Qualified Stock Option Plan, which authorizes the issuances of up to 2,500,000 options to purchase shares of the Company's common stock. The Company granted options to purchase 2,217,000 shares of common stock to the Company's officers, directors, employees and other persons. The options are exercisable at a price of $1.00 per share at any time prior to November 1, 2004.

 NOTE 12 -
          SUBSEQUENT EVENTS (Continued)

     ii. adopted a Stock Bonus Plan, which authorizes the issuance of up to 1,000,000 shares of common stock.

          No stock options have been subsequently exercised.

     o On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company. Turtle can exercise the option any time until December 31, 2002. The purchase price for the 9,000,001 shares is $505,000. Subsequent to December 31, 2001, the Company received $155,000 from Turtle as partial consideration for the purchase price of BioLargo. BioLargo had assets of approximately $423,000 with liabilities totaling approximately $310,000 as of June 28, 2002. The Company's investment in BioLargo as June 28, 2002 was approximately $128,000. The Company expects to recognize a gain on the sale of its investment in BioLargo. Accordingly, the Company has accounted for BioLargo as a discontinued operation as of December 31, 2001, and has shown their losses separately on the consolidated statement of operations. The Company's anticipated gain on the sale of BioLargo will be recognized upon realization.

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February 2003.


                                    WHISPERING OAKS INTERNATIONAL INC.


                                    By:  /s/ Dr. Ricardo Moro-Vidal
                                         -------------------------------
                                         Dr. Ricardo Moro-Vidal - President and
                                         a director


                                         /s/ Dr. Gerald Wittenberg
                                         ---------------------------------
                                         Dr. Gerald Wittenberg, Chairman and
                                         a director

                                         /s/ Phil Gold
                                         ---------------------------------
                                         Phil Gold, Director



                                  CERTIFICATION

In connection with the Annual Report of Whispering Oaks International, Inc. (the "Company") on Form 10-KSB/A for the year ending December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, President and Chief Executive Officer and Dr. Gerald Wittenberg, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  February 14, 2003
                                  By: /s/ Dr. Ricardo Moro-Vidal
                                      ----------------------------
                                      Dr. Ricardo Moro-Vidal, President and
                                       Chief Executive Officer & Director


                                  By: /s/ Dr. Gerald Wittenberg
                                     --------------------------------
                                     Dr. Gerald Wittenberg, Principal Financial
                                     Officer

                                 CERTIFICATION

I, Dr. Ricardo Moro-Vidal, certify that:

1. I have reviewed this Annual Report on Form 10K-SB of Whispering Oaks International, Inc. (dba BioCurex, Inc.);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;


Date: February 14, 2003
                                    /s/ Dr. Ricardo Moro-Vidal
                                    -----------------------------------
                                    Dr. Ricardo Moro-Vidal, President and Chief
                                    Executive Officer

                                 CERTIFICATION

I, Dr. Gerald Wittenberg, certify that:

4. I have reviewed this Annual Report on Form 10K-SB of Whispering Oaks International, Inc. (dba BioCurex, Inc.);

5. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

6. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;


Date: February 14, 2003             /s/ Dr. Gerald Wittenberg
                                    -----------------------------------
                                    Dr. Gerald Wittenberg, Principal Financial
                                    Officer