Form 10KSB
period 2002-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2003-04-14
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         7080 River Road, Suite 215
        Richmond, British Columbia                           V6X 1X5
     (Address of Principal Executive Office)                Zip Code

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

The aggregate market value of the voting stock held by non-affiliates of the Company (18,161,156 shares) based upon the closing price of the Company's common stock on March 31, 2003, was approximately $4,180,000.

The Company's revenue from continuing operations for the most recent fiscal year was $0.

As of March 31, 2003, the Company had 20,510,585 issued and outstanding shares of common stock.

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

The Company filed an Assumed Name Certificate with the Texas Secretary of State in March 2001 to enable the Company to conduct its business under the name of "BioCurex, Inc." At its next shareholders' meeting the Company plans to obtain shareholder approval to change the name of the Company from Whispering Oaks International, Inc. to BioCurex, Inc.

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

In May, 2002 the Company appointed Somagen Diagnostics as its sole distributor for Canada. In November 2002 Somagen purchased ten Histo-RECAF(TM) kits for marketing purposes. Somagen is marketing the Company's Histo-RECAF(TM) test kit through its internal sales force. As of March 31, 2003 Somagen had not sold any Histo-RECAF(TM) test kits.

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

In August, 2002 the Company entered into an agreement with Aperio Technologies, Inc. (Vista California, USA) to automate the detection of the Company's Histo-RECAF(TM) test kit. The Aperio technology has the ability to digitize and automate viewing of stained microscope slides used extensively in histology practice. The Company believes that the histology market, where Histo-RECAF(TM) is marketed, is moving away from slide viewing using conventional microscopes to imaging systems that allow remote viewing. The Company believes that the move towards simplification of testing and reading of tissue slide staining is likely to impact sales of the Histo-RECAF(TM) test kit positively as more imaging systems are installed and the market becomes educated as to the advantages of digitization and automated slide reading. As of March 31, 2003 the Company has not sold any Histo-RECAF(TM) test kits using the Aperio Technologies' system.

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

As of March 31, 2003 the Company did not have any useable Histo-Recaf kits in inventory and did not have the funds required to manufacture any Histo-Recaf kits for sale. If sufficient funding is obtained (approximately $250,000) the Company plans to use Biosciences Research Centre to manufacture Histo-Recaf kits for future sale. The Company expects that the manufacturing cost will be approximately $50 per kit. The Company may use a third party to manufacture the kits if future sales justify producing the kits in large quantities.

The Company has also developed the Cryo-RECAF(TM) diagnostic kit, which is designed for use by pathologists as an aid in the diagnosis of cancer during surgery, since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cyro-RECAF(TM) kit, during surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen in an ice block. The ice block is then cut into thin slices that can be seen under the microscope and thereby allows the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. The results of the Cryo-RECAF(TM) test are available within 15 minutes. The Company has not yet applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for authorization to sell the Cyro-RECAF(TM) kit on a commercial basis.

Since March 2002, the Company has been working on the development of a screening assay, based upon the Company's RECAF(TM) technology, which can detect multiple cancers from a blood (serum) sample. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA- Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $500 million US dollars annually If sufficient funds are available ($300,000 to $500,000) the Company plans to complete the development of a prototype assay. If the Company is successful in developing this assay, the Company will attempt to license the assay technology to pharmaceutical firms that have the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

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

  On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by the Company. The Company's investment in BioLargo as of June 28, 2002, was approximately $128,000. Prior to November 30, 2002, the Company sold 3,150,000 of its BioLargo shares to Turtle for $180,266. Turtle's option expired in December 2002. In November 2002 the Company sold 900,000 shares of BioLargo to Eastern Capital Corp. for $50,000. As of March 31, 2003 the Company did not have an agreement with any person to sell its remaining BioLargo shares. As of December 31, 2002, the Company's remaining 5,950,001 shares in BioLargo did not, for financial reporting purposes, have any cost basis.

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

None.


ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of March 31, 2003, there were approximately 195 record holders of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board. Set forth below is the range of high and low quotations for the Company's common stock for the periods indicated as reported by the NASDAQ. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on March 30, 2001. The high and low trading range on the OTC:BB for each quarter for the calendar year of 2001 and 2002 is reflected below:

         Quarter Ending                High             Low

            3/31/01                     3.88             3.50
            6/30/01                     5.50             1.75
            9/30/01                     5.88             1.95
           12/31/01                     2.24             0.81

            3/31/02                     1.51             0.50
            6/30/02                     0.82             0.10
            9/30/02                    0.149             0.05
           12/31/02                     0.11             0.03

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

Issuance of Restricted Stock

     During the three months ended December 31, 2002 the Company issued:

     105,313 shares of common stock for $78,985 in cash,

     1,100,000 shares of common stock upon the conversion of notes in the principal amount of $110,000,

     2,300,000 shares of its common stock for consulting services, having a value at the time of issuance of $115,000, and

     929,244 shares of common stock in settlement of payables in the amount of $75,110.

The shares issued during the three months ended December 31, 2002 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares, when issued, were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation

In February 2001, the Company discontinued its former business, which was the purchase and sale of thoroughbred racehorses. In February and March of 2001, the Company acquired certain patents and intellectual properties relating to a technology which can be used to detect cancer. Since that time, the Company has been involved in developing marketing its Histo-RECAF(TM) cancer detection kits. As of March 31, 2003, the Company had not generated any revenues from the sale of its Histo-RECAF(TM) cancer detection kits.

As of March 31, 2003 the Company did not have any useable Histo-Recaf kits in inventory and did not have the funds required to manufacture any Histo-Recaf kits for sale. If sufficient funding is obtained (approximately $250,000) the Company plans to use Pacific Biosciences Research Centre to manufacture Histo-Recaf kits for future sale. The Company expects that the manufacturing cost will be approximately $50 per kit. The Company may use a third party to manufacture the kits if future sales justify producing the kits in large quantities. During the year ended December 31, 2003 the Company will continue its efforts to market its Histo-RECAF(TM) diagnostic kit.

If sufficient funds are available ($300,000 to $500,000) the Company plans to complete the development of a prototype which can detect multiple cancers from a blood (serum) sample assay. If the Company is successful in developing this assay, the Company will attempt to license the assay technology to pharmaceutical firms that have the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

Results of Operations

Material changes of certain items in the Company's Statement of Operations for the year ended December 31, 2002, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                       or Decrease (D)                Reason

Depreciation and Amortization     D      The Company adopted  SFAS   142   and
                                         accordingly ceased amortizing
                                         intellectual properties.  Intellectual
                                         properties are stated at cost and are
                                         periodically analyzed for impairment of
                                         the carrying amount as compared to the
                                         fair value of the assets. Management is
                                         of the opinion  that   the   Company's
                                         intellectual properties were not
                                         impaired during the year ended
                                         December 31, 2002 and as a result a
                                         reduction in the cost basis of these
                                         assets was not necessary during the
                                         period.
Professional and Consulting Fees  I      Expense associated with 2,384,549
                                         shares issued during the year for
                                         consulting services.
Public Relations and Advertising  D      In an effort to conserve cash, the
                                         Company reduced expenditures in these
                                         areas.
Research and Development          I      Development of improvements to the
                                         Company's Histo-Recaf diagnostic test
                                         and development of a screening assay
                                         based on blood samples.
Gain on Sale of Investment        I      Sale of part of Company's interest in
                                         Biolargo Technologies for $230,660.
Interest Income                   I      See Note 6 to the Company's financial
                                         statements.

Liquidity and Capital Resources

During the year ended December 31, 2002, the Company's operations used $769,732 in cash. During this period the Company satisfied its cash requirements primarily through:

      sale of convertible notes                                      $110,000

      sale of part of Company's interest in Biolargo
      Technologies                                                    230,666

      sale of common stock in private placements                       78,985

      advances from Dr. Wittenberg                                     30,782

      increase in accrued interest on advances from  Dr.
      Wittenberg                                                       29,035

      agreement of Dr. Moro and Dr.  Wittenberg  to defer part of their  compensation  due for the year  ended  December  31,
      2002                                                            108,000

As at December 31, 2001, the Company had a 51% interest in BioLargo Technologies, Inc. . During the year ended December 31, 2002, the Company sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,266, reducing their interest from approximately 51% to 30%. For the year ended December 31, 2001, the Company accounted for its investment in BioLargo as a discontinued operation and reflected its losses separately on the consolidated statement of operations. As of December 31, 2002, the investment in BioLargo Technologies, Inc., for financial reporting purposes, did not have any cost base.

The Company anticipates that the capital requirements for the year ended December 31, 2003 will be as follows:

      Manufacturing Costs - Cancer Detection Kits              $250,000
      Research and Development - Histo-Recaf kits               300,000
      Research and Development - Serum screening assay          650,000
      Payment of Outstanding Liabilities                        540,000
      Repayment of Advances from a Director                     290,000
      General and Administrative Expenses                       650,000
      Marketing and Investor Communications                     425,000
                                                                -------
                  Total:                                     $3,105,000
                                                             ==========

As of December 31, 2002, the Company had a working capital deficiency of approximately $965,000. This working capital deficiency includes a $290,000 loan from Dr. Gerald Wittenberg, an officer and director of the Company. The Company does not have any bank lines of credit or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

Recent Accounting Pronouncements

See Note 1 to the Company's financial statements.

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's critical accounting policies are described in the notes to the financial statements for the fiscal year ended December 31, 2002 which are included as part of this report.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

Information concerning the Company's Officers and Directors follows:

      Name                    Age            Position

      Dr. Ricardo Moro-Vidal   50           President and a Director
      Dr. Gerald Wittenberg    50           Chairman, Principal Financial
      Officer,Director
      Dr. Phil Gold, PhD       65           Director

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

Management Changes

In April 2002 Dr. Strathearn Wilson resigned as the Company's Chief Executive Officer and was replaced by Paul Slowey. In December 2002 Mr. Slowey resigned as the Company's Chief Executive Officer. In December 2002, Bruce Horton resigned as the Company's Principal Chief Financial Officer and was replaced by Gerald Wittenberg.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2001 and 2002. The Company does not have a Compensation Committee.
                                                                          All
                                           Other                         Other
                                          Annual     Restric-             Com-
                                          Compen-   ted Stock  Options   pensa-
      Name and     Fiscal  Salary  Bonus  sation     Awards    Granted    tion
Principal Position  Year    (1)     (2)     (3)        (4)      (5)       (6)
------------------ ------  ------  -----  ------    ---------  -------   ------

Dr. Ricardo         2002  $27,000     --       --        --    600,000      --
 Moro-Vidal
Chief Executive
Officer since
December 10, 2002

Dr. Paul Slowey    2002   $108,500    --      --        --          --      --
Chief Executive
Officer between
April 2002 and
December  2002

Dr. Strathearn
 Wilson            2002   $  5,732    --      --        --     125,000      --
Chief Executive    2001   $ 22,785
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

Other Arrangements. See Stock Options below for information concerning options granted to the Company's officers and directors.

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

            Options Granted During Fiscal Year Ending December 31, 2002

The following tables set forth information concerning the options or warrants (collectively the "options") granted during the year ended December 31, 2002 to the Company's officers and directors and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2002.

                                       % of Total
                      Shares Issuable   Options
                      Upon Exercise     Granted to    Price Per   Expiration
 Name                  of Options (1)   Employees     Share (2)      Date
------                 --------------   ----------    ---------   ----------

Dr. Ricardo Moro-Vidal 600,000          26.9%           $0.07      11/01/04
Dr. Gerald Wittenberg  600,000          26.9%           $0.07      11/01/04
Dr. Phil Gold          130,000           5.8%           $0.07      11/01/04

(1) All of these options were granted pursuant to the Company's Non-Qualified Stock Option Plan. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares. Subsequently, all of the options in this table were exercised.
(2) On December 5, 2002 the Company's Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07. The Company's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of the Company's common stock on the repricing date and as a result the options no longer served as an effective incentive to the holders of the options.


                                                                 Value (in $) of
                                                 Number of         Unexercised
                                                Unexercised   In-the-Money Options at
                      Shares                     Options (3)  December 31, 2002 (4)
                    Acquired On     Value       Exercisable/       Exercisable/
Name                Exercise (1)  Realized (2)  Unexercisable     Unexercisable
----                ------------  ------------  ------------- -----------------------

Dr. Ricardo Moro-Vidal  --           --           600,000/--            --/--
Dr. Gerald Wittenberg   --           --           600,000/--            --/--
Dr. Gerald Wittenberg   --           --           252,278/-- (5)        --/--
Dr. Phil Gold           --           --           130,000/--            --/--



(1) The number of shares received upon exercise of options during the year ended December 31, 2002.
(2) With respect to options exercised during the Company's year ended December 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares. Subsequently, all of the options in this table, with the exception of options to purchase 252,278 shares held by Dr. Wittenberg, were exercised.
(4) For all unexercised options held as of December 31, 2002, the market value of the stock underlying those options as of December 31, 2002.

(5) On December 5, 2002 the Company's Board of Directors approved a resolution lowering the exercise price of these options from $0.50 to $0.05. The Company's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of the Company's common stock on the repricing date and as a result the options no longer served as an effective incentive to the holder of the options.

Stock Bonuses

The following officers and directors of the Company have received shares of the Company's common stock as a stock bonus:

      Name                     Date             Shares
      ----                     ----             -------

      Dr. Ricardo Moro        3/12/03           100,000
      Dr. Gerald Wittenberg   3/12/03           100,000

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Non-Qualified Stock Option Plan as of December 31, 2002. The Company's Non-Qualified Stock Option Plan has not been approved by the Company's shareholders.

                                                           Number of Securities
                                                           Remaining Available
                          Number                           For Future Issuance
                       of Securities                           Under Equity
                       to be Issued   Weighted-Average     Compensation Plans
                       Upon Exercise  Exercise Price of   (Excluding Securities
                       of Outstanding  of Outstanding   Reflected in Column (a))
Plan category          Options  [a]     Options  [b]                [c]
--------------------------------------------------------------------------------

Non-Qualified Stock
 Option Plan             2,045,000         $0.07                   455,000

In March 2003 options to purchase 1,695,000 shares of common stock were exercised at a price of $0.07 per share.

The following sets forth certain information, as of March 31, 2003, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock. The Plans have not been approved by the Company's shareholders.

                              Total       Shares
                             Shares    Reserved for   Shares       Remaining
                            Reserved   Outstanding   Issued as  Options/Shares
Name of Plan               Under Plans   Options    Stock Bonus   Under Plans
------------               ----------- ------------ ----------- --------------

Non-Qualified Stock
 Option Plan               2,500,000     750,000          N/A        55,000
Stock Bonus Plan           1,000,000         N/A      356,250       643,750

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth, as of March 31, 2003, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of the Company's Common Stock (ii) each officer and director of the Company (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                        Number of            Percent of
     Name and Address                   Shares (1)             Class

     Dr. Ricardo Moro-Vidal              850,000               4.1%
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

     Dr. Gerald Wittenberg             1,369,429               6.7%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4

     Dr. Phil Gold                       130,000               0.6%
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4

     All Officers and Directors        2,349,429              11.5%
     as a Group (3 persons)

(1) Excludes shares issuable upon the exercise of options/warrants held by the following person.

                                  Shares Issuable Upon      Option Exercise
         Name                      Exercise of Options           Price

         Gerald Wittenberg              252,278                  $0.05

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

                        Patents                  $   353,878
                        Property Technology        1,517,674
                        Cash                         129,032
                        51% interest in BioLargo
                           Technologies, Inc.        128,285
                                                 -----------
                              Total              $ 2,326,869
                                                 ===========

On April 20, 2001, Mr. Martinelli, as the Company's sole director, appointed Dr. Ricardo Moro-Vidal, Dr. Gerald Wittenberg and Dr. Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

In May 2001, the Company issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which the Company assumed in connection with the acquisition of assets from Curex Technologies. Dr. Wittenberg received 519,270 of these shares.

From March of 2001, Pacific BioSciences Research Centre performed all scientific research and development work on behalf of the Company. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioScience Research Centre charged the Comany $426,500 for these services during the year ended December 31, 2002 (year - ended December 31, 2001 - $165,000).

On December 18, 2001, Dr. Gerald Wittenberg was issued warrants to purchase 252,278 shares of the Company's common stock at $0.50 per share. These warrants, which expire on December 31, 2006, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to the Company. On December 5, 2002, the Company's Board of Directors approved a resolution lowering the exercise price of these warrants from $0.50 to $0.05. As of December 31, 2002 the Company owed Dr. Wittenberg $283,061, plus accrued interest of $39,853, in connection with these loans. The amounts due Dr. Wittenberg bear interest at 11% per year, are unsecured and are due on demand.

At December 31, 2002 the Company owed Dr. Moro and Dr. Wittenberg $54,000 each for accrued compensation. In March 2003 Dr. Moro and Dr. Wittenberg each applied $35,000 of the amount owed to them by the Company toward the exercise price of options to purchase 500,000 shares of the Company's common stock. In March 2003 the Company issued Dr. Moro and Dr. Wittenberg 250,000 shares each in payment of $12,000 of accrued compensation.

In March 2003 the Company issued 725,000 shares of its common stock in settlement of $132,000 in liabilities owed to four persons who were not affiliated with the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number      Exhibit Name

3.1         Certificate of Incorporation                         (1)
                                                            --------------

3.2         Bylaws                                               (1)
                                                            --------------

  4.1       Non-Qualified Stock Option Plan                      (4)
                                                               --------

  4.2       Stock Bonus Plan                                     (4)
                                                               --------

10.1        Asset Purchase Agreement relating to the
            acquisition of Lagostar Trading S.A.                 (2)
                                                            --------------

  10.2      Asset Purchase Agreement with Curex
            Technologies, Inc.                                   (3)
                                                              --------

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.
(2) Incorporated by reference to Exhibit 10.2 filed with the Company's 8-K report dated February 20, 2001.
(3) Filed with the Company's report on Form 10-KSB for the year ended December 31, 2001.
(4) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-8 (Commission File # 333-103259).

The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




                                      INDEX



Independent Auditors' Report                                             F-1

Balance sheets                                                           F-2

Statements of operations                                                 F-3

Statements of comprehensive loss                                         F-4

Statement of stockholders' equity                                        F-5

Statements of cash flows                                             F-6 - F-7

Notes to financial statements                                        F-8 - F-26

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 WHISPERING OAKS INTERNATIONAL, INC.

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. as of December 31, 2002 and 2001, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no ongoing source of revenue, incurred a loss from operations, has a negative cash flow from operations, and a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Stonefield Josephson, Inc.
                                                 ------------------------------
                                                 STONEFIELD JOSEPHSON, INC.
                                                 Certified Public Accountants


Santa Monica, California
March 13, 2003

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                                 BALANCE SHEETS


                                                             December 31,
                                                          2002          2001
                                                          ----          ----

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $   3,531     $    7,622
   Accounts receivable                                    5,608              -
   Due from related party                                     -         13,000
                                                    -----------    -----------
     Total current assets                                 9,139         20,622

Assets in excess of liabilities of discontinued
  operations                                                  -         51,424

Patents, net of accumulated amortization
 of $44,786 and $19,194                                 339,092        364,684

Intellectual property, net of accumulated
 amortization of $279,284                             5,306,390      5,306,390
                                                    -----------    -----------

     TOTAL ASSETS                                    $5,654,621     $5,743,120
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses              $ 362,872     $  248,633
   Due to related parties                               611,096        319,258
                                                      ---------     ----------
     Total current liabilities                          973,968        567,891
                                                      ---------     ----------

COMMITMENTS AND CONTINGENCIES (Note 11)                       -              -

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 125,000,000 shares
     authorized, 16,333,792 and 11,814,686 shares
     issued and outstanding                              16,334         11,815
   Additional paid-in capital                         6,929,945      6,627,095
   Total other comprehensive income                           -         28,213
   Prepaid consulting services                         (115,000)             -
   Accumulated deficit                               (2,150,626)    (1,491,894)
                                                     ----------     ----------
     Total stockholders' equity                       4,680,653      5,175,229
                                                     ----------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,654,621     $5,743,120
                                                    ===========     ==========

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                            STATEMENTS OF OPERATIONS



                                                               For the Years Ending
                                                                    December 31,
                                                          --------------------------------
                                                              2002               2001
                                                          --------------     -------------
Revenue, net                                              $      5,450       $         -
                                                          --------------     -------------

General and administrative expenses
   Depreciation and amortization                                25,592            298,478
   Professional and consulting fees                            632,721            560,213
   Public relations and advertising                             50,183            171,101
   Research and development                                    426,500            165,000
   Travel and entertainment                                     26,146             35,002
   Other general and administrative expense                     26,269             27,413
                                                          --------------     -------------
Total general and administrative expenses                    1,187,411          1,257,207
                                                          --------------     -------------

Loss from operations                                        (1,181,961)        (1,257,207)

Other income (expense):
   Gain on sale of investment (Note 12)                        230,666                  -
   Interest income (expense)                                   328,622            (15,438)
                                                          --------------     -------------
      Total other income (expense)                              559,288           (15,438)
                                                          --------------     -------------

Loss before provision for income taxes                        (622,673)        (1,272,645)

Provision for income taxes                                           -                  -
                                                          --------------     -------------

Loss from continuing operations                               (622,673)        (1,272,645)

Discontinued operations:
Loss from operations of BioLargo, net of $-0- tax effect       (36,059)          (105,074)
                                                          --------------     -------------

Net loss                                                  $   (658,732)      $ (1,377,719)
                                                          ==============     =============

Loss per share - basic and diluted:
   Loss per share - continuing operations                 $       (0.06)     $       (0.11)
   Loss per share - discontinued operations                       (0.00)             (0.01)
                                                          --------------     -------------
Net loss per share - basic and diluted                    $       (0.06)     $       (0.12)
                                                          ==============     =============

Weighted average shares outstanding - basic and diluted     11,975,715         11,080,540
                                                          ==============     =============




The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                        STATEMENTS OF COMPREHENSIVE LOSS


                                                                 For the Years Ended
                                                                    December 31,
                                                          ----------------------------------
                                                               2002               2001
                                                          ----------------   ----------------
COMPREHENSIVE LOSS

 Net Loss                                                    $ (658,732)        $(1,377,719)

 Foreign Currency Translation                                   (28,213)             28,213
Adjustment
                                                          ----------------   ----------------

COMPREHENSIVE LOSS                                           $ (686,945)        $(1,349,506)
                                                          ================   ================



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                                         Total
                                                                                         Other        Total
                                                  Additional   Prepaid                   Compre-   Stockholders'
                                Common Stock        Paid-In   Consulting   Accumulated   Hensive      Equity
                               Shares    Amount     Capital    Services      Deficit     Income    (Deficiency)
                               ------    ------   ----------  ----------   -----------   -------   -------------

Balance at January 1,2001    8,225,022   $ 8,225   $  46,775   $      -    $ (114,175)  $      -    $  (59,175)

Capital contributed
 relating to the forgiveness         -         -      59,175          -             -          -        59,175
 of advances payable
Issuance of common stock
 for patents and intellectual
 properties after giving
 effect to 13-for-1 reverse
 split                       1,950,000     1,950   3,898,050          -             -          -     3,900,000
Issuance of common stock in
 settlement of convertible
 notes payable               1,544,404     1,545   2,329,700          -             -          -     2,331,245
Issuance of common stock
 for cash                       84,260        84      96,406          -             -          -        96,490
Issuance of common stock
 for services                   11,000        11      21,989          -             -          -        22,000
Issuance of warrants                 -         -     175,000          -             -          -       175,000
Cumulative foreign currency
  translation adjustment             -         -           -          -             -     28,213        28,213
Net loss                             -         -           -          -    (1,377,719)         -    (1,377,719)
                            ----------  --------  ----------  ---------    ----------   --------    ----------

Balance at December 31,
2001                        11,814,686   $11,815  $6,627,095  $       -   $(1,491,894)  $ 28,213    $5,175,229




The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                         Total
                                                                                         Other        Total
                                                  Additional   Prepaid                   Compre-   Stockholders'
                                Common Stock        Paid-In   Consulting   Accumulated   Hensive      Equity
                               Shares    Amount     Capital    Services      Deficit     Income    (Deficiency)
                               ------    ------   ----------  ----------   -----------   -------   -------------

Balance at December 31,
 2001                      11,814,686  $ 11,815  $ 6,627,095  $        -  $ (1,491,894)  $ 28,213   $ 5,175,229
Issuance of common stock
 for cash                     105,313       105       78,880           -             -          -        78,985
Issuance of common stock in
  settlement of convertible
  notes payable             1,100,000     1,100      108,900           -             -          -       110,000
Issuance of common stock
  for services                 84,549        85       58,269           -             -          -        58,354
Issuance of common stock
 for consulting agreement   2,300,000     2,300      112,700   ( 115,000)            -          -             -
Issuance of common stock
 for accounts payable         929,244       929       74,181           -             -          -        75,110
Issuance of options                 -         -       21,042           -             -          -        21,042
Issuance of warrants                -         -      207,188           -             -          -       207,188
Reclassification of
 warrants and
 options to liability               -         -     (529,785)          -             -          -      (529,785)
Reclassification of
 warranty liability to equity       -         -       71,675           -             -          -        71,675
Beneficial conversion
 feature of
 convertible debt                   -         -       99,800           -             -          -        99,800
Cumulative foreign currency
   translation adjustment           -         -            -           -                  (28,213)      (28,213)
Net loss                            -         -            -           -      (658,732)         -      (658,732)
                            ---------   -------   ----------  ----------   -----------  ---------      --------

Balance at December 31,
 2002                      16,333,792   $16,334   $6,929,945  $ (115,000)  $(2,150,626) $       -    $4,680,653
                           ====================================================================================



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                            STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                               December 31,
                                                            2002          2001
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (658,732)  $(1,377,719)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                           25,592       298,478
  Common stock issued for services                        58,354        22,000
  Issuance of options                                     21,042             -
  Issuance of warrants                                   199,967       175,000
  Discount on convertible debt                           107,021             -
  Loss from operations of BioLargo                        36,059             -
  Interest income (expense)                             (458,110)            -
  Gain on sale of investment                            (230,666)            -
Changes in certain assets and liabilities:
  Increase in accounts receivable                         (5,608)            -
  Increase in accounts payable and accrued expenses      135,349       312,786
  Increase in due to related parties                           -        12,980
                                                      ----------   -----------
Total cash used for operating activities                (769,732)     (556,475)
                                                      ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (advances to) related party                  152       (13,000)
  Proceeds from sale of investment                       230,666             -
                                                      ----------    ----------
Total cash provided by (used for) investing activities   230,818       (13,000)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                            110,000             -
  Issuance of common stock for cash                       78,985        96,490
  Increase in due to related parties                     345,838       238,056
                                                      ----------   -----------
Total cash provided by financing activities              534,823       334,546
                                                      ----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (4,091)     (234,929)

CASH PROVIDED BY DISCONTINUED OPERATIONS                       -       228,329

CASH AND CASH EQUIVALENTS - BEGINNING                      7,622        14,222
                                                      ----------   -----------

CASH AND CASH EQUIVALENTS - ENDING                    $    3,531   $     7,622
                                                      ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                                 $        -   $         -
                                                      ==========   ===========
     Income taxes                                     $        -   $         -
                                                      ==========   ===========

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      STATEMENTS OF CASH FLOWS (Continued)



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

o During the years ended December 31, 2002 and 2001, the Company issued 84,549 and 11,000 shares, respectively, of the Company's common stock for services valued at $58,354 and $22,000, respectively.

o During the years ended December 31, 2002 and 2001, the Company incurred $207,188 and $175,000, respectively, of expenses relating to the issuance of warrants.

o During the year ended December 31, 2002, the Company issued 1,100,000 shares of the Company's common stock in settlement of convertible notes payable totaling $110,000.

o During the year ended December 31, 2002, the Company incurred $21,042 of expenses relating to the issuance of options.

o During the year ended December 31, 2002, the Company entered into an agreement to issue 929,244 shares of the Company's common stock in settlement of payables totaling $75,110.

o In November 2002, the Company entered into a contract for consulting services, to be performed in 2003, in exchange for 2,300,000 shares of the Company's common stock with a total value of $115,000.



The accompanying notes are an integral part of these financial statements.

                        WHISPERING OAKS INTERNATIONAL, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

          Whispering  Oaks  International,   Inc.  (dba  BioCurex,   Inc.)  (the
          "Company") incorporated on December 8, 1997, under the laws of the state of Texas.

           During the year ended December 31, 2001, the Company acquired a 51% ownership interest in BioLargo Technologies, Inc. ("BioLargo") incorporated on May 3, 1999, under the Canada Business Corporation's Act (see Note 2). In June of 2002, the Company entered into an agreement to sell 9,000,001 shares of its 10,000,001 shares owned to an unrelated third party (see Note 12). This transaction has been accounted for as a discontinued operation as of December 31, 2001 and any gain on the sale has been properly recorded in 2002 upon disposition.

           The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenue and does not have sufficient cash to cover its ongoing operating costs deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2002, the Company also has a working capital deficiency of $964,829 and incurred a loss for the year ended December 31, 2002, of $658,732. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through future private and public financing and exploring other options to raise additional capital.

           Line of Business

           During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred (see Note 8a). On February 21, 2001, the Company acquired intellectual properties and related patents for cancer diagnostics and therapeutics (see Note
           2a). The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits.

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2002 and 2001, the Company used estimates to determine the realization of its patents and intellectual property. (See "Patents", "Intellectual Properties", and "Long-Lived Assets" below.) The Company estimates the recoverability of these assets by using undiscounted cashflows based on future operating activities. Actual results could differ from those estimates.

           Revenue Recognition

           The Company recognizes revenue upon shipment of the product and performing credit checks for collection of the receivables. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses. Sales are recorded net of returns, discounts and allowances.

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

           Fair Value of Financial Instruments

           The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and amounts due to/from related parties. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and amounts due to/from related parties approximate fair value due to the highly liquid nature of these short-term instruments.

           Patents

           The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles." Under this pronouncement, if an asset has a definite life, then the guidelines under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" apply. The patents are stated at cost and have a definite life of 15 years. Amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patents are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 142. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2002. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

           Intellectual Properties

           The Company has adopted SFAS 142 and accordingly has ceased amortizing intellectual properties, due to their having an indefinite life. The remaining useful life will be reviewed each reporting period for changes. Intellectual properties are stated at cost and are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2002. In the event that management determines that a triggering event has occurred, the Company would first determine the fair market value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized.

           Long-Lived Assets

           In accordance with SFAS Nos. 142 and 121, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life where as SFAS 121 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

           Research and Development

           Research and development costs are expenses as incurred.

           Advertising Costs

           Advertising costs will be expensed as incurred and included in general and administrative expenses. The Company has not incurred any advertising expenses during 2002 or 2001.

           Income Taxes

           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

           Translation of Foreign Currency

           As of December 31, 2002, the Company no longer had majority interest in BioLargo. However, when it was a subsidiary, the Company determined that the local currency was its functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average exchange rates for the fiscal year. Related translation adjustments are reported as a separate component in stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2002 and 2001, the Company had approximately 4,816,095 and 2,553,538, respectively, of anti-dilutive securities.

           Comprehensive Loss

           In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002, the Company has items that represent comprehensive loss and, therefore, has included a Statement of Comprehensive Loss in the accompanying financial statements.

           Segment Disclosure

           SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and annual disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company had two reportable segment during the year ended December 31, 2001. The second reportable segment is being shown as a discontinued operation as of December 31, 2001 (see Note 12).

           New Accounting Pronouncements

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

           In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company adopted the pronouncement for the disposition that took place during the year ended December 31, 2002 (see Note 11).

           In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This pronouncement does not currently apply to the Company.

           In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           Reclassification

           Certain reclassifications have been made to prior year balances to conform to current year presentation.


NOTE 2 -   ACQUISITION OF ASSETS

           a) On February 21, 2001, the Company acquired patents and intellectual properties with a fair market value of $3,900,000 ($30,000 and $3,870,000, respectively) from Lagostar Trading S.A., in exchange for 1,950,000 shares of the Company's common stock, after giving effect to the 13-for-1 forward stock split (see Notes 4, 5, 8b and 8c). The Company's common stock was valued at $2.00 per share as determined by the Board of Directors. The Company's common stock was not publicly traded until March 30, 2001, at which time it opened in excess of $2.00 per share.

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") and, as consideration, also accepted certain convertible notes payable totaling $2,326,869 (see Notes 4, 5, 7 and 10). The assets acquired consisted of:

                   Patents                               $    353,878
                   Intellectual Properties                  1,715,674
                   Cash                                       129,032
                   51% Interest in BioLargo                   128,285
                                                        -------------

                   Total assets acquired                  $ 2,326,869
                                                          ===========

               As of the date of acquisition, BioLargo's fair value was as follows:

                   Cash and cash equivalents            $       2,731
                   Inventory                                   83,475
                   Accounts receivable                            556
                   Prepaid expenses and other current assets    2,985
                   Patents                                    213,239
                                                         ------------
                                                              302,986
                   Accounts payable                           (51,446)
                                                        -------------
                   Net book value                             251,540
                   Less: minority interest                   (123,255)
                                                         ------------
                   Investment in BioLargo                 $   128,285
                                                          ===========

           In June 2002, the Company entered into an agreement to sell its investment in BioLargo to an unrelated third party. The Company has properly accounted for this transaction as part of discontinued operations at December 31, 2001 (see Note 12).


NOTE 3 -   RELATED-PARTY TRANSACTIONS

           The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. The Company's related-party transactions are as follows:

           Due to Related Parties
                                                           December 31,
                                                        2002          2001
                                                      --------      --------

  a)  Due to shareholder-principal                  $  283,060     $252,278
      Due to shareholder-interest                       39,853            -
  b)  Due to shareholder/director                      108,000       54,000
  c)  Due to Pacific BioScience Research
       Centre                                          180,183       12,980
      Total due to related parties                  $  611,096     $319,258
                                                    ==========     ========

a) During the years ended December 31, 2002 and 2001, the Company received advances to help operations from a shareholder of the Company. The amount advanced during the year ended December 31, 2002 and 2001, totaled $30,782 and $252,278, respectively, which bears interest at the rate of 11% per annum. The amount of interest recognized during the years ended December 31, 2002 and 2001, was $29,035 and $10,818, respectively and has been accrued as part of the due to related parties. As additional consideration for the advances, the Company granted 252,278 warrants to purchase the Company's common stock at $0.50 per share (see Note 9a).

b) During each of the years ended December 31, 2002 and 2001 the Company incurred management fees of $54,000 with two shareholders and directors of the Company.

c) The Company's research and development is performed by Pacific BioScience Research Centre ("Pacific"). Pacific was not purchased when the Company purchased certain assets of Curex, Inc. (see Note 2b). Curex was 100% owned and was purchased from a director and shareholder of the Company. Pacific continues to be 100% owned by the director and shareholder. During the years ended December 31, 2002 and 2001, Pacific did research and development for the Company valued at $426,500 and $165,000, respectively. At December 31, 2002 and 2001, the Company owed $180,183 and $12,980, respectively, to Pacific.


NOTE 4 -   PATENTS

           As discussed in Note 2, the Company has acquired certain patents. These patents consist of developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in approximately 24 countries with ongoing registrations currently being conducted

           The patents have a cost totaling $383,878 and were acquired as follows:

a) Patents totaling $30,000 were acquired relating to the acquisition from Lagostar (see Note 2a);

b) Patents totaling $353,878 were acquired relating to the acquisition of certain assets of Curex (see Note 2b).

           A schedule of patents account is as follows:

                                                             December 31,
                                                             2002          2001
                                                         ---------     --------
                  Patents                                $383,878      $383,878
                  Less accumulated amortization          (44,786)      (19,194)
                                                         -------       -------

                     Net patents                         $339,092      $364,684
                                                         ========      ========

           Amortization expense totaled $25,592 and $19,194 for the years ended December 31, 2002 and 2001, respectively. Future amortization expense is as follows:

                                 Year ended
                                December 31,
                                    2003                   $   25,592
                                    2004                       25,592
                                    2005                       25,592
                                    2006                       25,592
                                    2007                       25,592
                                 Thereafter                   211,132
                                                           ----------
                                                           $  339,092
                                                           ==========

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

           These intellectual properties, have a cost totaling $5,585,674, were acquired as follows:

a) Intellectual properties totaling $3,870,000 were acquired relating to the acquisition of patents and intellectual properties of Lagostar (see Note 2a); and

b) Intellectual properties totaling $1,715,674 were acquired relating to the acquisition of certain assets of Curex (see Note
               2b).

           Amortization totaling $279,284 has been recorded for the year ended December 31, 2001. In accordance with SFAS 142, the Company is no longer amortizing the asset as it has an indefinite life.


NOTE 6 -   ACCRUED WARRANT LIABILITY

           Under the terms of the convertible debentures issued on April 12, 2002 and June 24, 2002 (see Note 7) the number of shares that could be required to be delivered upon conversion is essentially indeterminate. As a result, in accordance with EITF 00-19, all warrants outstanding at that date that had initially been classified as equity have been reassessed and reclassified as warrant liability. The reclassification totaled $529,785. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

           At December 31, 2002, the convertible debentures were converted into shares of the Company's common stock. This resulted in no longer having to perform variable accounting on the warrants and options. A final measurement of fair value was performed at December 31, 2002 using the Black-Scholes option pricing model and the following assumptions: contractual term of 1 year; a risk-free interest rate of 1.30%; dividend yield of 0%; and volatility of 198%. The value of the liability of $71,675 has been reclassed back into equity at December 31, 2002. The Company has recorded $458,110 as a credit against interest expense during the year ended December 31, 2002 as a result of the variable accounting.

NOTE 7 -   CONVERTIBLE NOTES PAYABLE

           On March 25, 2001, the Company acquired convertible notes payable totaling $2,326,869, bearing interest at the rate of 5% per annum, as consideration for the acquisition of certain assets of Curex. These notes were due on demand and were convertible into shares of common stock. Convertibility was defined in the original note agreements and was assumed by the Company upon acquisition of such notes. The conversion price of the convertible notes payable varied from $0.17 to $3.50 per share. During May 2001, the Company issued 1,544,404 shares of its common stock totaling $2,331,245 for settlement of the notes plus accrued interest (see Note 8e).

           On April 12, 2002, the Company entered into a convertible note payable agreement in the amount of $50,000 bearing interest at 5% per annum. The note is due on demand and is convertible into shares of the Company's common stock plus warrants at market price on the date of conversion. If the debt is converted, no interest will be payable. During December 2002, the Company issued 500,000 shares of stock in exchange for the note. The market price on the conversion date was $0.10. A total of 500,000 warrants were also issued with a fair market value of $45,262 (see Note 9g).

           On June 24, 2002, the Company entered into a convertible note payable agreement in the amount of $60,000 bearing interest at 5% per annum. The note is due on demand and is convertible into shares of the Company's common stock plus warrants at market price on the date of conversion. If the debt is converted, no interest will be payable. During December 2002, the Company issued 600,000 shares of stock in exchange for the note. The market price on the conversion date was $0.10. A total of 600,000 warrants were also issued with a fair market value of $54,538 (see Note 9h).


NOTE 8 -   EQUITY TRANSACTIONS

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

c) During the year ended December 31, 2001, the Company had a 13-for-1 forward stock split. Prior to the forward stock split, the Company had 782,694 shares issued and outstanding. The forward stock split increased the issued and outstanding shares to 10,175,022. The accompanying financial statements have been restated to conform to the reverse stock split.

d) During the year ended December 31, 2001, the Company recorded $59,175 as contribution to capital for transferring livestock with a net book valued of $13,128 to a related party, as payment in full on advances received by the Company, totaling $72,303.

e) During the year ended December 31, 2001, the Company issued 1,544,404 shares in settlement of convertible notes payable and accrued interest totaling $2,331,245 (see Note 7 which includes fair market value determination).

f) During the year ended December 31, 2001, the Company issued 11,000 shares of the Company's common stock with a fair market value of $22,000 for services. Fair market value of stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors.

g) During the year ended December 31, 2001, the Company sold 84,260 units consisting of 84,260 shares of the Company's common stock and 84,260 warrants entitling the holder to purchase 84,260 shares of the Company common stock for $96,490.

h) During the year ended December 31, 2002, the Company sold 105,313 units consisting of 105,313 shares of the Company's common stock and 105,313 warrants entitling the holder to purchase 105,313 shares of the Company common stock for $78,985.

i) During the year ended December 31, 2002, the Company issued 1,100,000 shares in settlement of convertible notes payable and accrued interest totaling $110,000 (see Note 7 which includes fair market value determination).

j) During the year ended December 31, 2002, the Company issued 84,549 shares of the Company's common stock with a fair market value of $58,354 for services. Fair market value of stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors.

k) During the year ended December 31, 2002, the Board of Directors authorized the issuance of 929,244 shares of the Company's common stock in settlement of payables totaling $75,110. The fair market value of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

l) During the year ended December 31, 2002, the Company entered into three consulting agreements in exchange for 2,300,000 shares of the Company's common stock with a value of $115,000. Fair market value of the stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors. The contract amount will be amortized over the contract period, which ends December 31, 2003. The amount has been offset against equity due to stock being issued before the services have been rendered.

NOTE 9 -   STOCK WARRANTS

           The following represents all activity that took place with regards to warrants issued:

                                                                         Average
                                                                        Exercise
                                                         Number      Price Per
                                                                           Share
                                                       -----------  ------------
               Outstanding, January 1, 1999 and 2000        -       $      -
                  Granted                                336,538           0.24
                                                       ---------    -----------
               Balance December 31, 2001                 336,538           0.24
                  Granted                              2,434,557           0.15
                                                       ---------    -----------

               Balance, December 31, 2002              2,771,095    $      0.16
                                                       =========    ===========

           The weighted average fair market value of the warrants granted during the year ended December 31, 2002 equals $0.11 and the weighted average remaining contractual life is 2.3 years.

          a) On December 18, 2001, Dr. Gerald Wittenberg was issued 252,278 warrants to purchase 252,278 shares of the Company's common stock at $0.50 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company (see Note 3a). The Company recognized approximately $175,000 of expense relating to the issuance of the warrants below market. The fair value of the warrant was estimated on the date of grant using the Black Scholes model. The following assumptions were used: average risk-free interest rate of 4.39%; expected life of one year; dividend yield of 0%; and expected volatility of 123.75%. In December 2002, the Company approved the reduction in the exercise price to $0.05, which was market price on the date of change. Additional compensation expense of $3,187 has been recorded. These warrants expire December 31, 2006.

          b) On October 29, 2001, Bitazol S.A. paid $65,000 for 52,000 shares of the Company's common stock together with 52,000 warrants entitling the holder to purchase 52,000 shares of the Company's common stock for $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expire October 30, 2003.

          c) On December 18, 2001, David and Margaret Segal paid $31,490 for 32,260 shares of the Company's common stock together with warrants entitling the holder to purchase 32,260 shares of the Company's common stock at $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. In December 2002, the Company approved the reduction of the exercise price of the warrants from $1.25 to $0.05 per share, which was market price on the date of change. The change in exercise price is a trigger for variable accounting under Financial Accounting Standards Board Interpretation Number 44 "Accounting for Certain Transactions involving Stock Compensation." The calculation resulted in an immaterial expense; therefore no additional expense was recorded. These warrants expire December 31, 2003.

          d) On January 20, 2002, the Company issued 105,513 warrants entitling the holder to purchase 105,513 shares of the Company's common stock for $0.75 per share. The Company recognized $55,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. In December 2002, the Company approved the reduction in the exercise price to $0.05, which was market price on the date of change. The change in exercise price is a trigger for variable accounting under Financial Accounting Standards Board Interpretation Number 44 "Accounting for Certain Transactions involving Stock Compensation." The calculation resulted in an immaterial expense; therefore no additional expense was recorded. These warrants expire January 20, 2004.

          e) On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company recognized $77,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 21, 2004.

          f) On March 15, 2002, an unrelated third party was issued 200,000 warrants to purchase 200,000 shares of the Company's common stock, 100,000 shares at $0.50 and 100,000 shares at $1.00. These warrants were issued as consideration for services rendered to the Company. The Company recognized $33,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.74%; expected life of one year; dividend yield of 0%; and expected volatility of 134.09%. These warrants expire March 15, 2004.

          g) On December 5, 2002, an unrelated third party was issued 500,000 warrants to purchase the Company's common stock at $0.10 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $45,262 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.84%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. These warrants expire April 11, 2005.

          h) On December 5, 2002, an unrelated third party was issued 600,000 warrants to purchase the Company's common stock at $0.10 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $54,538 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.84%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. These warrants expire June 23, 2005.

          i) On December 5, 2002, unrelated third parties were issued 929,244 warrants to purchase stock at $0.05 per share for additional consideration for services rendered. The Company recognized $38,943 of expense related to the issuance of these warrants. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.45%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. The warrants expire December 5, 2003.


NOTE 10 -  STOCK OPTIONS

           On April 22, 2002, the Company:

               i. adopted a Non-Qualified Stock Option Plan, which authorizes the issuances of up to 2,500,000 options to purchase shares of the Company's common stock.

               ii. adopted a Stock Bonus Plan, which authorizes the issuance of up to 1,000,000 shares of common stock.

           In April 2002, the Company issued options to purchase 2,235,000 shares of its common stock at $1.00 per share to employees. Such options vested immediately. The exercise price exceeded the market price of the stock on the date of grant. During the year ended December 31, 2002, 190,000 of such options were forfeited. The options expire November 1, 2004.

           In December 2002, the Company approved a reduction in the exercise price of the options to $0.07 and the fair market value of the options was recalculated. Due to the repricing of the options, the equity instruments now fall under variable accounting. Under variable accounting for options granted to employees being accounted for under APB 25, the intrinsic value of the options will be determined at each reporting date by comparing the exercise price with the market price. Any excess of the market over exercise price will be recorded as an expense. For options granted to non-employees, the fair market value has to be recalculated at each reporting date with any increase in expense recorded.

           The status of several of the option holders changed during the period from the initial granting and the repricing of the options. They went from an employee classification to an outside consultant classification. Expense in the amount of $21,042 was recorded as it relates to the fair market value of the options granted to these individuals. The fair market value was calculated using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.45%; expected life of one year; dividend yield of 0%; and expected volatility of 279.00%

           The following table sets forth activity for all options after the repricing:

                                                                        Average
                                                                       exercise
                                                          Number of       price
                                                           shares      per share

            Outstanding, January 1, 2001                          -      $     -
                Granted                                   2,235,000         0.07
                Forfeited                                  (190,000)        0.07
                                                          ---------      -------

            Balance at December 31, 2002                   2,045,000     $  0.07
                                                          ==========     =======

           For options granted during the year-ended December 31, 2002, the weighted average exercise price was $0.07 and the market price of the Company's stock was $0.05. All options are exercisable at the end of the year. If not previously exercised, all of the options will expire November 1, 2004.

           Proforma information regarding net loss and loss per share under the fair value method is as follows:


               Net loss                                     $  (658,732)
               Compensation expense                          (1,405,800)
                                                             ----------
                   Proforma loss                            $(2,064,532)
                                                             ===========

               Proforma loss per share - basic and diluted  $     (0.17)
                                                             ===========

           The following assumptions were used to calculate the expense on the date of grant: average risk-free interest rate of 2.48%; expected life of one year; dividend yield of 0%; and expected volatility of 279.00%. Due to variable accounting when the exercise price changed, the fair market value was calculated at year-end using the following assumptions: average risk-free interest rate of 1.45%; expected life of one year; dividend yield of 0%; and expected volatility of 279.00%.


NOTE 11 - COMMITMENTS

           As of December 31, 2002, the Company leases executive office spaces for $3,165 per month pursuant to a lease, which expires May 31, 2003. During the years ended December 31, 2002 and 2001, the Company had rent expense totaling $37,980 and $3,165, respectively.

NOTE 12 -  DISCONTINUED OPERATIONS

           On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock. The Company owned a 51% ownership of BioLargo. The option agreement expired on December 31, 2002. The purchase price for the 9,000,001 shares is $505,000. As of December 31, 2002, the Company received $180,666 from Turtle and transferred 3,150,000 shares of BioLargo's stock to Turtle. BioLargo had assets of approximately $423,000 with liabilities totaling approximately $310,000 as of June 28, 2002. The Company's initial investment in BioLargo was approximately $128,000. The Company expects to recognize a gain on the sale of its investment in BioLargo. Accordingly, the Company has accounted for BioLargo as a discontinued operation as of December 31, 2001, and has shown their losses separately on the statement of operations.

           On November 29, 2002, the Company sold 900,000 shares of BioLargo to another entity for consideration totaling $50,000.

           The following represents the Company's allocation of profit and loss for its 51% ownership of BioLargo:


          Initial investment                                     $  128,285
          51% of BioLargo's losses for 2001                        (105,074)
          BioLargo's losses for 2002, maximum of investment         (23,211)
                                                                 ----------
               investment

               Net investment at time of sale                    $    (0.00)
                                                                 ==========

           As of December 31, 2002, the Company has recognized a gain of $230,666 on the sale of BioLargo and still owns 5,950,001 share of BioLargo's stock, which represents approximately 30% ownership. The Company is in the process of seeking a buyer for the remaining shares of stock.


NOTE 13 -  INCOME TAXES

           The components of the provision for income taxes as of December 31, 2002 and 2001 are as follows:
                                                            December 31,
                                                          2002         2001
           Current Tax Expense
            U.S. Federal                             $       -     $      -
            State and Local                                  -            -
                                                     ---------     --------
               Total current                                 -            -
                                                     ---------     --------

           Deferred Tax Expense
            U.S. Federal                             $       -     $      -
            State and Local                                  -            -
                                                     ---------     --------
               Total Deferred                                -            -
                                                     ---------     --------
           Total Tax Provision (Benefit)
            From Continuing Operations               $       -     $      -
                                                     =========     ========

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2002 and 2001:

           Federal Income Tax Rate                          (34.0%)     (34.0%)
           Effect of Valuation Allowance                    34.0%        34.0%
                                                          -------      -------

           Effective Income Tax Rate                         0.0%         0.0%
                                                          =======      =======

           At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $2,281,000 and $1,317,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        2002          2001
                                                     ----------    ----------
           Deferred Tax Assets
              Loss Carryforwards                     $  890,000    $  514,000
              Less:  Valuation Allowance               (890,000)     (514,000)
                                                     -----------   -----------

           Net Deferred Tax Assets                   $        -    $        -
                                                     ==========    ==========

           Net operating loss carryforwards expire through 2022. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 14 -  SUBSEQUENT EVENTS

           On January 6, 2003, the Company sold 900,543 units consisting of 900,543 shares of common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

           In March 2003, two directors agreed to cancel 100,000 options each and exercise 500,000 options each. The total consideration of $70,000 was paid through reduction of amounts owed to the directors.

           In March 2003, 500,000 shares of the Company's common stock will be issued for payable to related parties totaling $24,000.

           In March 2003, the Company issued 200,000 shares of its common stock as a bonus to two directors. The total compensation expense to be recorded equals $77,000.

           In March 2003, the Company issued 725,000 shares of common stock in settlement of payables totaling $132, 000.

                                  SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2003.

                                    WHISPERING OAKS INTERNATIONAL INC.


                                    By:  /s/ Dr. Ricardo Moro-Vidal
                                         -------------------------------
                                         Dr. Ricardo Moro-Vidal - President,
                                         Chief Executive Officer and
                                         a director


                                         /s/ Dr. Gerald Wittenberg
                                         --------------------------------
                                         Dr. Gerald Wittenberg, Principal
                                         Financial Officer, Chairman and
                                         a director


                                  CERTIFICATION

      In connection with the Annual Report of Whispering Oaks International, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, President and Chief Executive Officer and Dr. Gerald Wittenberg, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  April 9, 2003
                                  By:
                                      ------------------------------
                                      Dr. Ricardo Moro-Vidal, President and
                                      Chief Executive Officer and Director


                                  By:
                                      ----------------------------------------
                                      Dr. Gerald Wittenberg, Principal Financial
                                      Officer, Chairman and a Director

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Dr. Ricardo Moro-Vidal, the President and Chief Executive Officer of Whispering Oaks International, Inc., certify that:

1. I have reviewed this year end report on Form 10-KSB of Whispering Oaks International, Inc.;

2. Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this year end report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and

   c) presented in this year end report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this year end report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 9, 2003                 /s/ Dr. Ricardo Moro-Vidal
                                     -----------------------------------------
                                     Dr. Ricardo Moro-Vidal

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Dr. Gerald Wittenberg, the Principal Financial Officer of Whispering Oaks International, Inc., certify that:

1. I have reviewed this year end report on Form 10-KSB of Whispering Oaks International, Inc.;

2. Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this year end report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and

   c) presented in this year end report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this year end report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 11, 2003                /s/ Gerald Wittenberg
                                     -----------------------------------------
                                     Dr. Gerald Wittenberg