Form 10QSB
period 2003-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2003-05-23
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

      Texas                                          75-2742601
-------------------                             ---------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                       30211 Avenida de Las Banderas, Suite 201
                           Rancho Santa Margarita, CA 92688
                           --------------------------------
             (address of principal executive offices) (Zip Code)


                                 (949) 888-6616
                         ------------------------------
              (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of May 15, 2003, the Company had 22,360,585 issued and outstanding shares of common stock.

                                     PART I
                              FINANCIAL INFORMATION


      This Quarterly Report on Form 10-QSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial, resources, the development of new markets, the development, and acceptance of our business strategy and new applications for the Company's existing products. Investors are cautioned that, although the Company believes that its expenditures are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions and other factors discussed elsewhere in Form 10-QSB.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)

                                   FORM 10-QSB
                                 MARCH 31, 2003




                                TABLE OF CONTENTS



PART I -    FINANCIAL INFORMATION

ITEM 1.     Financial Statement (Unaudited):

            Balance Sheet as of March 31, 2003                           1

            Statements of Operations
            for the Three Months Ended March 31, 2003 and 2002           2

            Statements of Comprehensive Loss
            for the Three Months Ended March 31, 2003 and 2002           3

            Statements of Cash Flows
            for the Three Months Ended March 31, 2003 and 2002           5-6

            Notes to Financial Statements
      for the Three Months Ended March 31, 2003 and 2002                7-11

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Plan of Operations               12-14

PART II -   OTHER INFORMATION

ITEM 3.     Changes in Securities                                         15

ITEM 4.     Controls and Procedures                                       15

ITEM 6.     Exhibits and Reports - None                                   16

ITEM 7.     Signatures                                                   17-18

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2003


                                     ASSETS

Current Assets:
 Cash & cash equivalents                                  $       97,606
 Accounts receivable                                               5,000
                                                          --------------
  Total current assets                                           102,606

Patents, net                                                     332,694

Intellectual Property, net                                     5,306,390
                                                          --------------

  Total Assets                                            $    5,741,690
                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities                $       228,103
 Due to related parties                                          484,337
 Convertible notes payable                                       287,490
                                                         ---------------
  Total current liabilities                                      999,930
                                                         ---------------

Stockholders' Equity:
 Common stock, $0.001 par value; 125,000,000 shares
  authorized; 20,510,585 issued and outstanding                   20,511
 Additional paid-in capital                                    8,017,184
 Prepaid consulting services                                     (86,250)
 Accumulated deficit                                          (3,209,685)
                                                         ---------------
  Total stockholders' equity                                   4,741,760
                                                        ----------------

  Total liabilities and stockholders' equity             $     5,741,690
                                                         ===============

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the Three Months
                                                         Ended March 31,

                                             2003                 2002
                                             ----                 ----

Revenue, net                                  $         -        $         -
Cost of revenue                                         -                  -
                                              -----------        -----------

     Gross profit                                       -                  -
                                              -----------        -----------

General and Administrative Expenses
     Depreciation and amortization                  6,398              6,398
     Stock issuance expense                        77,000            183,488
     Professional fees and consulting fees        390,330            103,524
     Public relations and advertising             121,982             25,706
     Research and development                      65,000            175,000
     Travel and entertainment                           -              8,639
     Other general and administrative expense       1,979              1,307
                                               ----------         ----------
   Total general and administrative expenses      662,689            504,062
                                               ----------         ----------

Loss from operations                             (662,689)          (504,062)

Other income (expense) -
  Interest expense                               (396,370)                 -
                                               -----------       -----------
Loss from continuing operations before provision
  for income taxes                              (1,059,059)        (504,062)
Provision for income taxes                               -                -
                                               -----------       -----------


Loss from continuing operations                 (1,059,059)        (504,062)
Discontinued operations:
Profit from operations of BioLargo
 Technologies, Inc.                                      -           25,432
                                                ----------        ----------


Net loss                                     $  (1,059,059)     $  (478,630)
                                             ==============    =============

Loss per share - basic and diluted:
Loss per share - continuing operations       $       (0.05)     $     (0.04)
Loss per share - discontinued operations                 -             0.00
                                             ---------------     -----------
Net loss per share - basic and diluted       $       (0.05)     $     (0.04)
                                             ==============     ============

Weighted average shares outstanding -
    basic and diluted                           19,679,618       11,969,243
                                             =============      ===========

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                 STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)


                                                     For the Three Months
                                                        Ended March 31,

                                                   2003                2002
                                                   ----                ----

COMPREHENSIVE LOSS

     Net loss                                $  (1,059,059)   $     (478,630)

     Foreign Currency Translation Adjustment             -             2,882
                                              ------------     -------------

COMPREHENSIVE LOSS                           $  (1,059,059)   $     (475,748)
                                             --------------   ---------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    For the Three Months
                                                       Ended March 31,
                                                    2003             2002
                                                    ----             ----

Net Loss                                    $  (1,059,059)  $     (478,630)

Adjustments to reconcile net loss to net
cash used for operating activities:
    Depreciation and amortization                   6,398            6,398
    Amortization of consulting services            28,750                -
    Issuance of warrants                                -          165,058
    Fair market value adjustment of warrants            -          (25,432)
    Stock bonus/compensation                       77,000                -
    Fair market value of options/stock for
      consulting services                         289,460           49,550
    Discount on convertible debentures and
      due to related party                        387,268                -

Changes in assets and liabilities:
    Accounts receivable                               608                -
    Accounts payable and accrued expenses         130,431           57,195
    Due to related parties                       (126,759)         144,191
                                              ------------      ----------
    Net cash used for operating activities       (265,903)         (81,670)
                                              ------------      -----------

Cash flows provided by financing activities:
   Proceeds from convertible notes payable        287,490                -
   Issuance of capital stock                       63,038           78,976
   Exercise of stock options                        9,450                -
                                               ------------        -------
   Net cash provided by financing activities      359,978           78,976
                                               ------------     ----------

Effects of exchange rate                                -            2,882
                                             ------------       ----------

Net increase in cash and cash equivalents          94,075              188

Cash and cash equivalents, beginning of period      3,531            7,622
                                                ---------        ---------

Cash and cash equivalents, end of period      $    97,606       $    7,810
                                              ===========       ==========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest expense                        $         -      $         -
                                              ===========      ===========
      Income taxes                            $         -      $         -
                                              ===========      ===========

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


Supplemental disclosure of non-cash investing and financing activities:

o On February 7, 2002, the Company issued 30,000 shares of the Company's common stock in settlement of accounts payable totaling $22,810. The value of the stock on the date of issuance was $33,000. An additional $10,190 of stock issuance expense was recognized.

o On February 15, 2002, the Company issued 19,244 shares of the Company's common stock in settlement of accounts payable totaling $8,315. The value of the stock on the date of issuance was $16,550. An additional $8,245 of stock issuance expense was recognized.

o In January 2003, the Company issued 725,000 shares of common stock in settlement of accounts payable totaling $132,000, which is greater than the value of the stock on the date of issuance.

o On January 8, 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the value of the stock on the date of issuance.

o During the three months ended March 31, 2003, 1,560,000 stock options were exercised through reduction in accounts payable totaling $109,200.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002




NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Operations:

           Whispering Oaks International, Inc. (the "Company") (d.b.a. BIOCUREX, INC.) was incorporated on December 8, 1997, under the laws of the state of Texas. The Company filed an Assumed Name Certificate with the Texas Secretary of State in March of 2001 to enable the Company to conduct its business under the name of "BIOCUREX, INC." At the next shareholder's meeting, the Company will seek shareholder approval to change the name of the Company from Whispering Oaks International, Inc. to BIOCUREX, INC.

           During the year ended December 31, 2001, the Company acquired a 51% ownership in BioLargo Technologies, Inc., federally incorporated on May 3, 1999 under the Canada Corporation's Act. During the year ended December 31, 2002, the Company sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,266 and thereby reducing their interest from approximately 51% to 30%. The Company has accounted for its investment in BioLargo Technologies, Inc. as a discontinued operation for the year ended December 31, 2002 and 2001. As of December 31, 2002 and March 31, 2003, the Company's remaining 30% interest in BioLargo Technologies, Inc. did not, for financial reporting purposes, have any cost base.

           Line of Business:

           By agreements dated February 21, 2001 and March 25, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits.

           Use of Estimates:

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

           Basis of Presentation:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. The Company has incurred losses totaling $1,059,059 (unaudited), $658,732 and $1,377,719 for the three months ended March 31, 2003 and years ended December 31, 2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

           Patents:

           Patents are stated at cost. Amortization is calculated using the straight-line method over the life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of March 31, 2003. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

           Intellectual Properties:

           Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 (SFAS No. 142) and these assets will be assessed for impairment annually or upon an adverse change in operations.

           Earnings Per Share:

           During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2003 and 2002, the Company had 6,707,035 and 741,851,
           respectively, of antidilutive securities.

           Interim Period:

           These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

           The unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.


NOTE 2 -   CONVERTIBLE NOTES PAYABLE

          Between January 17, 2003 and March 27, 2003, the Company received funds relating to seven (7) convertible notes payable totaling $287,490, bearing interest at 5% and due on demand. In consideration for the loan advances, the Company issued 1,010,397 warrants to the note holders entitling them to purchase 1,010,397 common shares at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date. The proceeds were allocated between the debt and warrants based on their relative fair value. The value assigned to the warrants totaled $150,459 and were expensed immediately due to the notes being due on demand. The fair value was determined using the Black-Scholes model. The assumptions were as follows: average risk-free interest rate of 1.57%; expected life of two years; dividend yield of 0%; and expected volatility of 458.36%.

          Under the convertibility terms of the Notes Payable, the Principle, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five (5) trading days ending on the trading day immediately before the date of the conversion. In addition, the note holder is also granted an equal number of warrants to purchase shares at 110% of the conversion price amount. The benefical conversion feature has been calculated under EITF 00-27, and equaled $137,031. The amount has been expensed due to immediate convertibility. The convertibility feature expires five years after the date of the agreement.


NOTE 3 -   ADVANCES FROM RELATED PARTIES

          Advances from a director of the Company are unsecured, bear interest at 11% and are due on demand. In January 2003, an officer and director advanced an additional $120,000 to the Company and, under an agreement dated January 13, 2003, he received 1,275,000 warrants entitling him to purchase common shares at an exercise price of $.08 per share as consideration for this advance. The proceeds were allocated between the debt and the warrants based on their relative fair value. The discount totaled $99,778 and is included in interest expense due to the debt being due on demand. The fair market value of the warrants was determined using the Black Scholes pricing model. The assumptions were as follows: average risk-free interest rate of 1.36%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%.


NOTE 4 -   EQUITY TRANSACTIONS

     o In January, the Company sold 900,543 units consisting of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

     o In March, the Company issued 1,225,000 common shares in settlement of payables totaling $156,000. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

     o In March, the Company issued 156,250 shares of common stock in for consulting services rendered totaling $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

     o In March, the Company issued 200,000 shares under its stock bonus plan to two directors for services rendered. An expense totaling $77,000 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.

     o During the three months ended March 31, 2003, option holders exercised 1,560,000 options to purchase the Company's common stock through a reduction of payables totaling $109,200. The reduction was equal to the exercise price times the number of options exercised.

     o During the three months ended March 31, 2003 option holders exercised 135,000 options to purchase the Company's common stock. Proceeds totaled $9,450.


NOTE 5 -   WARRANTS

           As of March 31, 2003, the Company had 5,957,035 warrants outstanding.


NOTE 6 -   OPTIONS

          In March 2003, the Company granted 600,000 options to a third party for services rendered. C onsulting expense of $226,960 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

GENERAL

Whispering Oaks International, Inc. (the "Company") was incorporated on December 8, 1997 under the laws of the State of Texas. The Company filed an Assumed Name Certificate with the Texas Secretary of State in March of 2001 to enable the Company to conduct its business under the name of "BIOCUREX, INC." The Company will seek shareholder approval at the next annual general meeting to change its name from Whispering Oaks International, Inc. to BIOCUREX, INC.

By agreements dated February 21, 2001 and March 25, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits.

The cancer diagnostic market is presently estimated at $4 billion per year.

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

In August of 2001, the Company received approval for its Histo-RECAF(TM) kit from Canada's Health Products and Food Branch division under License No. 31198. In January 2003, the Company was advised by the F.D.A. that its Histo-RECAF(TM) test kit was classified as a Class I medical device. This classification allows the Company to sell its Histo-RECAF(TM) kits in the United States.

The Company offers its Histo-RECAF(TM) kits at a price in the range of US$400 per unit.

In May 2002, the Company appointed Somagen Diagnostics as its sole distributor for Canada. In November 2002, Somagen purchased ten Histo-RECAF(TM) kits for marketing purposes. Somagen is marketing the Company's Histo-RECAF(TM) cancer test kits through its internal sales force. As of March 31, 2003, Somagen had not sold any product.

In August 2002, the Company entered into an agreement with Aperio Technologies, Inc. ("Aperio") (Vista California, USA) to automate the detection of the Company's Histo-RECAF(TM) test kit. The Aperio technology has the ability to digitize and automate viewing of stained microscope slides used extensively in histology practice. The Company believes that the histology market, where Histo-RECAF(TM) is marketed, is moving away from slide viewing using conventional microscopes to imaging systems that allow remote viewing. The Company believes that the move towards simplification of testing and reading of tissue slide staining is likely to impact sales of the Histo-RECAF(TM) test kit positively as more imaging systems are installed and the market becomes educated as to the advantages of digitization and automated slide reading. As of March 31, 2003 the Company has not sold any Histo-RECAF(TM) test kits using the Aperio system.

As part of the Company's overseas marketing plan, each distributor will be responsible for obtaining regulatory approvals required in its territory. The Company expects to charge each distributor an initial distribution fee as well as a percentage of each sale made by the distributor. A distributor will have exclusive distribution rights in his territory provided minimum sales levels are reached.

The Company has also developed the Cryo-RECAF(TM) diagnostic kit, which is designed for use by pathologists as an aid in the diagnosis of cancer during surgery, since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cryo-RECAF(TM) kit, during surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen in an ice block. The ice block is then cut into thin slices that can be seen under the microscope and thereby allows the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. The results of the Cryo-RECAF(TM) test are available within 15 minutes. The Company has not yet applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for authorization to sell the Cryo-RECAF(TM) kit on a commercial basis.

Since March 2002, the Company has been working on the development of a screening assay, based upon the Company's RECAF(TM) technology, which can detect multiple cancers from a blood (serum) sample. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA-Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $500 million US dollars annually. If the Company is successful in developing this assay, the Company will attempt to license the assay technology to pharmaceutical firms that have the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

RESULTS OF OPERATIONS:

The net loss from continuing operations for the three months ended March 31, 2003 was $1,059,059 compared to $504,062 for the three months ended March 31, 2002. This increase in operating costs relates to the increase in stock issuance costs for variable accounting of warrants and options, the fair value of consulting fees for options issued for services, and the beneficial conversion feature of convertible debentures included in interest expense.

If further funds become available ($300,000 to $500,000), the Company plans to continue the development of the prototype-screening assay using the Company's RECAF(TM) technology.

As additional funds become available, the Company plans to use Pacific Biosciences Research Centre, Inc. to manufacture Histo-RECAF(TM) kits for further sales. The Company intends to use an independent third party to manufacture the kits, if future sales justify producing the kits in large quantities.

During the year ended December 31, 2002, the Company sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,266 and thereby reducing their interest in BioLargo Technologies, Inc. from approximately 51% to 30%. The Company has accounted for its investment in BioLargo Technologies, Inc. as a discontinued operation and its remaining 30% interest did not, for financial reporting purposes, have any cost base.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain cash reserve requirements and otherwise operate on an ongoing basis.

The Company does not have any traditional financing arrangements. The Company will continue to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions.

During the three months ended March 31, 2003, the Company received funds totaling $287,490 from convertible promissory notes with an interest rate of 5%. In consideration for these loan advances, the Company issued 1,010,397 warrants to the note holders entitling them to purchase 1,010,397 common shares at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

In January 2003, the Company sold 900,543 units for $63,038. Each unit consists of 900,543 shares of common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

In January 2003, 1,695,000 options were exercised for a total consideration of $118,650.

In March 2003, the Company issued 1,225,000 shares of common stock in settlement of payables totaling $156,000

As of March 31, 2003, the Company had a working capital deficit of $897,324 compared to $964,829 as at December 31, 2002. Included in current liabilities are advances from a director of the Company totaling $351,778 at March 31, 2003. The decrease is due to settlement of payables with stock and exercise price of options.

The management of the Company is presently negotiating with several proposed investors to finance the Company. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

                                     PART II
                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

On January 6, 2003, the Company completed a unit offering with a private investor. The investor purchased 900,543 restricted shares of common stock of the Company at a price $0.07 per share. The investor also received a warrant to purchase an additional 900,543 common shares at $0.07 per share at any time prior to December 5, 2005.

During the three months ended March 31, 2003, the Company:

issued 1,225,000 shares of common stock in settlement of payables in the amount of $156,000,

issued 156,250 restricted common shares for consulting services,

issued 200,000 shares of its common stock as a bonus to two directors (100,000 shares each) with a total fair market value of $77,000, and issued 1,695,000 shares of common stock relating to the exercise of options at $0.07 per share for a total consideration of $118,650.

The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.

ITEM 4.     CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Dr. Ricardo Moro-Vidal, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Principal Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6.     EXHIBITS AND REPORTS

(a)   Exhibit

               No exhibits are filed with this report.

(b) Reports on Form 8-K

               During the three months ending March 31, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2003.

Whispering Oaks International, Inc.


By:   /s/ Ricardo Moro-Vidal, M.D.
      -------------------------------
      Dr. Ricardo Moro-Vidal, President


     /s/ Gerald Wittenberg, M.D.
     --------------------------------
By:  Dr. Gerald Wittenberg, Principal Financial Officer


                                  CERTIFICATION

    In connection with the Quarterly Report of Whispering Oaks International, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, the Chief Executive Officer and Dr. Gerald Wittenberg, the Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  May 20, 2003                       /s/ Ricardo Moro-Vidal, M.D.
                                          -----------------------------------
                                          Dr. Ricardo Moro-Vidal,
                                          Chief Executive Officer


                                          /s/ Gerald Wittenberg, M.D.
                                          ------------------------------
                                          Dr. Gerald Wittenberg,
                                          Principal Financial Officer

                                 Certifications

      I, Ricardo Moro-Vidal, Chief Executive Officer of Whispering Oaks International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whispering Oaks International, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003                   /s/ Ricardo Moro-Vidal, M.D.
                                      ---------------------------------------
                                      Dr. Ricardo Moro-Vidal,
                                      Chief Executive Officer

                                 Certifications

      I, Gerald Wittenberg, Principal Financial Officer of Whispering Oaks International, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Whispering Oaks International, Inc.;

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

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003                   /s/ Gerald Wittenberg, M.D.
                                      ---------------------------------------
                                      Dr. Gerald Wittenberg,
                                      Principal Financial Officer