Form 10QSB
period 2003-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2003-08-22
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
              (address of principal executive offices) (Zip Code)

                                 (604) 207-9150
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of August 7, 2003, the Company had 22,563,525 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)

                                   FORM 10-QSB
                                  JUNE 30, 2003




                                TABLE OF CONTENTS



PART I -    FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited):

            Balance Sheet as of June 30, 2003

            Statements of Operations
            for the Three Months and Six Months Ended June 30, 2003 and 2002

            Statements of Comprehensive Loss
            for the Three Months and Six Months Ended June 30, 2003 and 2002

            Statements of Cash Flows
            for the Six Months Ended June 30, 2003 and 2002

            Notes to Financial Statements for the Six Months Ended June 30, 2003 and 2002


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Plan of Operations


PART II -   OTHER INFORMATION

ITEM 3.     Changes in Securities


ITEM 4.     Controls and Procedures

ITEM 6.     Exhibits and Reports - None

ITEM 7.     Signatures

                        WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                          BALANCE SHEET - JUNE 30, 2003
                                   (UNAUDITED)





                          ASSETS

Current Assets:
 Cash and cash equivalents                                  $   181,603
 Other receivable                                                71,000
                                                            -----------

  Total current assets                                          252,603

Patents, net                                                    326,296

Intellectual property, net                                    5,306,390
                                                            -----------

  Total Assets                                              $ 5,885,289
                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities                   $   188,708
 Due to related parties                                         425,250
 Convertible notes payable                                      377,860
                                                            -----------

  Total current liabilities                                     991,818
                                                            -----------

Stockholders' Equity:
 Common stock, $0.001 par value; 125,000,000 shares
  authorized; 22,210,525 issued and outstanding                  22,210
 Additional paid-in capital                                   8,862,497
 Note receivable - options                                      (51,900)
 Prepaid consulting services                                    (57,500)
 Accumulated deficit                                         (3,881,836)
                                                            -----------
  Total stockholders' equity                                  4,893,471
                                                            -----------

  Total Liabilities and Stockholders' Equity                $ 5,885,289
                                                            ===========




The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the Three Months      For the Six Months
                                                   Ended June 30,           Ended June 30,
                                                2003           2002       2003          2002
                                                ----           ----       ----          ----

Revenue, net                                 $       -     $       -    $      -      $       -
Cost of revenue                                      -             -           -              -
                                             ---------     ---------    --------      ---------

   Gross profit                                      -             -           -              -
                                             ---------     ---------    --------      ---------

General and Administrative Expenses
   Depreciation and amortization                 6,398         1,957      12,796          3,914
   Stock issuance expense                      238,000             -     315,000              -
   Professional fees and consulting fees       270,484       135,978     660,814        422,990
   Public relations and advertising             27,743        20,779     149,725         46,485
   Research and development                          -       175,000      65,000        350,000
   Travel and entertainment                      2,873        12,487       2,873         20,100
   Other general and administrative expense      3,603         7,537       5,582         11,341
                                             ---------     ---------    --------      ---------
   Total general and administrative expenses   549,101       353,738   1,211,790        854,830
                                             ---------     ---------    --------      ---------

Loss from operations                          (549,101)     (353,738) (1,211,790)      (854,830)
                                             ---------     ---------    --------      ---------
Other income (expense):
  Interest expense                            (156,634)         (229)   (553,004)          (522)
  Gain on extinguishment of debt                33,584             -      33,584              -
                                             ---------     ---------    --------      ---------
     Total other income (expense)             (123,050)         (229)   (519,420)          (522)
                                             ---------     ---------    --------      ---------
Loss from continuing operations before
   provision for income taxes                 (672,151)     (353,967) (1,731,210)      (855,352)
Provision for income taxes                           -             -           -              -
                                             ---------     ---------    --------      ---------
Loss from continuing operations               (672,151)     (353,967) (1,731,210)      (855,352)
Discontinued operations:
Loss from operations of BioLargo Tech., Inc.         -       (43,060)          -        (22,156)
                                             ---------     ---------    --------      ---------

Net Loss                                    $ (672,151)    $(397,027)$(1,731,210)     $(877,508)
                                            ===========    =====================      ==========

Loss per share - basic and diluted:
Loss per share - continuing operations      $    (0.03)    $   (0.03)$     (0.09)     $   (0.07)
Loss per share - discontinued operations             -         (0.00)          _          (0.00)
                                             ---------     ---------    --------      ---------

Net loss per share - basic and diluted      $    (0.03)    $   (0.03)$     (0.09)     $   (0.07)
                                            ===========    =====================      =========

Weighted average shares outstanding - basic
       and diluted                           21,047,425   11,962,000  20,273,377     11,962,000
                                            ===========   ======================     ==========


The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                   STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)




                                                For the Three Months      For the Six Months
                                                   Ended June 30,           Ended June 30,
                                                2003           2002       2003          2002
                                                ----           ----       ----          ----

COMPREHENSIVE LOSS

    Net loss                              $  (672,151)   $  (397,027) $ (1,731,210) $ (877,508)

    Foreign Currency Translation Adjustment         -        (24,134)            -     (21,252)
                                             --------      ---------    ----------   ---------

COMPREHENSIVE LOSS                        $  (672,151)   $  (421,161) $ (1,731,210) $ (898,760)
                                             ========      =========    ==========   =========




The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          For the Six Months
                                                            Ended June 30,
                                                          2003          2002
                                                          ----          ----
Cash flows used for operating activities:
Net Loss                                            $ (1,731,210)  $  (877,508)

Adjustments to reconcile net loss to net
cash used for operating activities:
    Depreciation and amortization                         12,796         3,914
    Amortization of consulting services                   57,500             -
    Issuance of warrants                                       -       165,058
    Compensation for options issued                      315,000             -
    Stock discount expense                                     -        23,890
    Fair market value of options/stock for
      consulting services                                475,786             -
    Discount on convertible debentures and due to
      related party                                      530,638             -
    Gain on extinguishment of debt                       (33,584)            -
Changes in assets and liabilities:
    Decrease in accounts receivable                        5,608             -
    Increase in accounts payable and accrued expenses     48,036       223,824
    Decrease in inventory                                      -         5,279
    Increase (decrease) in due to related parties        (91,846)      297,374
    Increase in minority interest                              -         2,495
                                                      ----------    ----------
    Net cash used for operating activities              (411,276)     (155,674)
                                                      ----------    ----------

Cash flows provided by financing activities:
   Proceeds from convertible notes payable               430,860             -
   Issuance of capital stock                              63,038        78,976
   Exercise of stock options                             148,450             -
   Payment on convertible notes payable                  (53,000)            -
   Increase in notes payable                                   -       110,000
                                                      ----------    ----------
   Net cash provided by financing activities             589,348       188,976
                                                      ----------    ----------
Effects of exchange rate                                       -       (31,659)
                                                      ----------    ----------
Net increase in cash and cash equivalents                178,072         1,643

Cash and cash equivalents, beginning of period             3,531        20,531
                                                      ----------    ----------

Cash and cash equivalents, end of period             $   181,603   $    22,174
                                                      ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest expense                               $       779   $         -
                                                      ==========    ==========
      Income taxes                                   $         -   $         -
                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                           (d.b.a. BioCurex, Inc.)
              STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


Supplemental disclosure of non-cash investing and financing activities:

o On February 7, 2002, the Company issued 30,000 shares of the Company's common stock in settlement of accounts payable totaling $22,810. The fair market value of the stock on the date of issuance was $33,000. An additional $10,190 of stock issuance expense was recognized.

o On February 15, 2002, the Company issued 19,244 shares of the Company's common stock in settlement of accounts payable totaling $8,315. The fair market value of the stock on the date of issuance was $16,550. An additional $8,245 of stock issuance expense was recognized.

o On January 8, 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.

o During the six months ended June 30, 2003, 1,000,000 stock options were exercised through reduction in amounts due to related parties totaling $70,000, which is equal to the strike price times the number of options exercised.

o During the six months ended June 30, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the strike price times the number of options exercised.

o During the six months ended June 30, 2003, the Company issued 1,025,000 shares of common stock in settlement of accounts payable totaling $183,000, which is greater than the fair market value of the stock on the date of issuance.

o In June 2003, 434,559 options were exercised by the issuance of a receivable totaling $71,000.

o In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

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

           During the year ended December 31, 2001, the Company acquired a 51% ownership in BioLargo Technologies, Inc., federally incorporated on May 3, 1999 under the Canada Corporation's Act. During the year ended December 31, 2002, the Company sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,266 and thereby reducing their interest from approximately 51% to 30%. The Company has accounted for its investment in BioLargo Technologies, Inc. as a discontinued operation for the year ended December 31, 2002 and 2001. As of December 31, 2002 and June 30, 2003, the Company's remaining 30% interest in BioLargo Technologies, Inc. did not, for financial reporting purposes, have any cost basis.

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

           Basis of Presentation:

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. The Company has incurred a loss totaling $1,731,210 (unaudited), for the six months ended June 30, 2003 and $3,881,836 (unaudited) since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

           Patents:

           Patents are stated at cost. Amortization is calculated using the straight-line method over the life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of June 30, 2003. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

           Intellectual Properties:

           Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 (SFAS No. 142) and these assets will be assessed for impairment annually or upon an adverse change in operations. No adverse changes have occurred that would cause impairment to the intangible assets during the six months ended June 30, 2003.

           Earnings Per Share:

           During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2003 and 2002, the Company had 12,157,259 and 741,851,
           respectively, of antidilutive securities, including options, warrants and equity instruments related to convertible notes payable.

           Interim Period:

           These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

           The unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.


NOTE 2 -   OTHER RECEIVABLE

           Included in other receivable are amounts due for the exercise of options during the six months ended June 30, 2003 that were received subsequent to the end of the quarter.


NOTE 3 -   NOTE RECEIVABLE

           In June 2003, the Company entered into a note receivable for the exercise of options. Shares totaling 306,000 were issued in exchange for the note, which bears interest at 4% and is due on demand. The amounts due will continue to be offset against equity until paid in full.

NOTE 4 -   CONVERTIBLE NOTES PAYABLE

           Between January 17, 2003 and April 11, 2003, the Company received funds relating to eight (8) convertible notes payable totaling $430,860, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584, from the reduction of the debt, was recorded as a result of the intrinsic value of the beneficial conversion feature on the date of extinguishment.

           In consideration for the loan advances, the Company issued 1,693,111 warrants to the note holders entitling them to purchase 1,693,111 common shares at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date. The proceeds were allocated between the debt and warrants based on their relative fair value. The value assigned to the warrants totaled $218,518 and was expensed immediately due to the notes being due on demand. The fair value was determined using the Black-Scholes model. The assumptions were as follows:

           Debt issued during quarter ended
                                                March 31, 2003    June 30, 2003

           Average risk-free interest rate           1.57%            1.62%
           Expected life                             2 yrs.           2 yrs.
           Dividend yield                            0%               0%
           Expected volatility                     458.36%          460.84%


           Under the convertibility terms of the Notes Payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five (5) trading days ending on the trading day immediately before the date of the conversion. In addition, the note holder is also granted an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature has been calculated under EITF 00-27, and equaled $212,342. The amount has been expensed due to immediate convertibility. The convertibility feature expires five years after the date of the Agreement.


NOTE 5 -   DUE TO RELATED PARTIES

           Included in due to related parties are advances from a director of the Company that are unsecured, bear interest at 11% and are due on demand. In January 2003, an officer and director advanced an additional $120,000 to the Company and, under an agreement dated January 13, 2003, he received 1,275,000 warrants entitling him to purchase common shares at an exercise price of $.08 per share as consideration for this advance. The proceeds were allocated between the debt and the warrants based on their relative fair value. The discount totaled $99,778 and is included in interest expense due to the debt being due on demand. The fair market value of the warrants was determined using the Black Scholes pricing model. The assumptions were as follows: average risk-free interest rate of 1.36%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%.

           Included in Due to Related Parties are amounts due to Pacific BioSciences Research Center ("PBRC") for administrative and research and development services rendered. PBRC is wholly owned by the president of the Company. PBRC bills the Company for services rendered. PBRC has also paid expenses on behalf of the Company. The Company has also paid funds to PBRC for these services. The balance outstanding at June 30, 2003 is $56,174.

NOTE 6 -   EQUITY TRANSACTIONS

o In January, the Company sold 900,543 units consisting of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

o In March, the Company issued 725,000 common shares in settlement of accounts payables totaling $132,000. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

o In March, the Company issued 500,000 common shares in settlement of amounts due to related parties totaling $24,000. The fair market price of the stock was determined based on the closing price of the stock on the date of the approval by the Board of Directors.

o In March, the Company issued 156,250 shares of common stock in for consulting services rendered totaling $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

o In April, the Company issued 300,000 shares under its stock bonus plan in settlement of accounts payables totaling $51,000. The fair market value of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

o During the six months ended June 30, 2003, option holders exercised 560,000 options to purchase the Company's common stock through a reduction of accounts payables totaling $39,200. The reduction was equal to the exercise price times the number of options exercised.

o During the six months ended June 30, 2003, option holders exercised 1,000,000 options to purchase the Company's common stock through a reduction of amounts due to related parties totaling $70,000. The reduction was equal to the exercise price times the number of options exercised.

o During the six months ended June 30, 2003, option holders exercised 1,429,118 options to purchase the Company's common stock for $219,450. The Company received $148,450 in cash and recorded a receivable for $71,000. (See Note 9.)

o During the six months ended June 30, 2003, option holders exercised 305,822 options to purchase the Company's common stock with a note receivable in the amount of $51,900.

NOTE 7 -   WARRANTS

           As of June 30, 2003, the Company had 6,639,749 warrants outstanding.


NOTE 8 -   OPTIONS

           In March 2003, the Company granted 600,000 options to a third party for services rendered. Consulting expense of $226,960 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%. In June 2003, 599,940 of these options were exercised.

           In March 2003, the Company showed 200,000 shares as being issued to two directors for services rendered. The stock certificates were never issued to the directors as the directors wanted options versus shares of stock. The Company has adjusted the accounting for this transaction to reflect 200,000 options being granted at an exercise price of $0.001 per share, which was below the market value on the date of grant. Compensation expense totaling $77,000 was recorded. The expense recorded was greater than the expense that would have been recorded under FASB 123 using the Black Scholes pricing model. Therefore, no proforma disclosure is required.

           In April 2003, the Company granted 1,400,000 options to two directors for services rendered. The options were granted at $0.001 per share, which was below the market value on the date of grant. Compensation expense totaling $238,000 was recorded. The expense recorded was greater than the expense that would have been recorded under FASB123 using the Black Scholes pricing model. Therefore, no proforma disclosure is required.

           In May 2003, the Company granted 1,000,000 options to a third party for consulting services to be rendered. Consulting expense of $186,326 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 460.84%. All of the options were exercised as of June 30, 2003.

           The following is a reconciliation of options outstanding at June 30, 2003:

                 Balance as of December 31, 2002                  2,045,000
                 Granted                                          3,200,000
                 Exercised                                       (3,294,940)
                 Forfeited                                         (200,000)
                                                              -------------

                 Balance as of June 30, 2003                      1,750,060
                                                              =============

NOTE 9 - SUBSEQUENT EVENTS

           In July 2003, the Company issued 353,000 shares of common stock in settlement of claims made by an individual for services rendered. The Company recorded an expense of $67,070, which was equal to the fair market value of the stock on the date of settlement.

           Subsequent to June 30, 2003, the other receivable totaling $71,000 was collected.

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

As of June 30, 2003 the Company has not sold any Histo-RECAF(TM) test kits.

Due to the costs involved in manufacturing and marketing the Company plans to license the Histo-RECAF(TM) technology to third parties.

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

RESULTS OF OPERATIONS:

The net loss from continuing operations for the six months ended June 30, 2003 was $(1,731,210) compared to a loss of $(855,352) for the six months ended June 30, 2002. This increase in operating costs relates to the increase in stock issuance costs for variable accounting of warrants and options, the fair value of consulting fees for options issued for services, and the beneficial conversion feature of convertible debentures included in interest expense.

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

During the six months ended June 30, 2003, the Company received funds totaling $430,860 from convertible promissory notes with an interest rate of 5%. In consideration for these loan advances, the Company issued 1,693,111 warrants to the note holders entitling them to purchase 1,693,111 common shares at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

In January 2003, the Company sold 900,543 units for $63,038. Each unit consists of 900,543 shares of common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

During the six months ended June 30, 2003, option holders exercised 1,560,000 options to purchase the Company's common stock through a reduction of payables totaling $109,200. The reduction was equal to the exercise price times the number of options exercised.

During the six months ended June 30, 2003, option holders exercised 1,429,118 options to purchase the Company's common stock. The Company received $148,450 in cash and recorded a receivable for $71,000.

In March 2003 the Company issued 1,225,000 shares of common stock in settlement of payables totaling $156,000

As of June 30, 2003, the Company had a working capital deficit of $(739,215). Included in current liabilities at June 30, 2003 are amounts due to officers, directors, and related entities of the Company totaling $425,250.

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

During the six months ended June 30, 2003, the Company:

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

ITEM 6.     EXHIBITS AND REPORTS

(a)   Exhibits

               No exhibits are filed with this report.

(b) Reports on Form 8-K

               During the six months ending June 30, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2003.

Whispering Oaks International, Inc.


By: /s/ Dr. Ricardo Moro-Vidal
    Dr. Ricardo Moro-Vidal, President


By: /s/ Dr. Gerald Wittenberg
    Dr. Gerald Wittenberg, Principal Financial Officer


                                  CERTIFICATION

    In connection with the Quarterly Report of Whispering Oaks International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dr. Ricardo Moro-Vidal, the Chief Executive Officer and Dr. Gerald Wittenberg, the Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 18, 2003
                                         /s/ Dr. Ricardo Moro-Vidal
                                         Dr. Ricardo Moro-Vidal, Chief Executive
                                         Officer

                                         /s/ Gerald Wittenberg
                                         Dr. Gerald Wittenberg, Principal
                                         Financial Officer

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

Date:  August 18, 2003                /s/ Dr. Ricardo Moro-Vidal
                                      ---------------------------------------
                                      Dr. Ricardo Moro-Vidal, Chief Executive
                                      Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 18, 2003                /s/ Dr. Gerald Wittenberg
                                      ---------------------------------------
                                      Dr. Gerald Wittenberg, Principal Financial
                                      Officer