Form 10QSB
period 2003-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2003-11-12
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X]              NO [ ]


As of October 31, 2003, the Company had 22,563,525 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)

                                   FORM 10-QSB
                               SEPTEMBER 30, 2003




                                TABLE OF CONTENTS



PART I -    FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited):

            Balance Sheet as of September 30, 2003

            Statements of Operations
            for the Three Months and Nine Months Ended September 30, 2003
            and 2002

            Statements of Comprehensive Loss
            for the Three Months and Nine Months Ended September 30, 2003
            and 2002

            Statements of Cash Flows
            for the Nine Months Ended September 30, 2003 and 2002

            Notes to Financial Statements for the Nine Months Ended September 30, 2003 and 2002


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Plan of Operations

ITEM 3.     Controls and Procedures


PART II -   OTHER INFORMATION

ITEM 2.     Changes in Securities


ITEM 6.     Exhibits and Reports

                        WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                       BALANCE SHEET - SEPTEMBER 30, 2003
                                   (UNAUDITED)




                          ASSETS

Current Assets:
 Cash and cash equivalents                          $      61,831
 Other current assets                                       2,125
                                                  ---------------

  Total current assets                                     63,956

Patents, net                                              341,023

Intellectual property, net                              5,306,390
                                                  ---------------

  Total Assets                                     $    5,711,369
                                                   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities          $      163,792
 Due to related parties                                   374,122
 Convertible notes payable                                377,860
                                                -----------------

  Total current liabilities                               915,774
                                                -----------------

Stockholders' Equity:
 Common stock, $0.001 par value; 125,000,000 shares
  authorized; 22,563,525 issued and outstanding            22,563
 Additional paid-in capital                             8,945,564
 Note receivable - options                                (51,900)
 Receivable - options                                     (50,000)
 Prepaid consulting services                              (28,750)
 Accumulated deficit                                   (4,041,882)
                                                  ---------------
  Total stockholders' equity                            4,795,595
                                                 ----------------

  Total Liabilities and Stockholders' Equity       $    5,711,369
                                                   ==============



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                       For the Three Months         For the Nine Months
                                       Ended September 30,          Ended September 30,
                                       2003           2002          2003          2002
                                       ----           ----          ----          ----

Revenue, net                       $        -     $        -     $       -     $       -
Cost of revenue                             -              -             -             -
                                   ----------     ----------     ---------     ---------

   Gross profit                             -              -             -             -

General and Administrative Expenses,
   including related party            151,275        362,357     1,363,065     1,034,574
                                   ----------     ----------    ----------     ---------

Loss from operations                 (151,275)      (362,357)   (1,363,065)   (1,034,574)
                                   ----------     ----------    ----------     ---------

Other income (expense):
  Interest expense, net of
   interest income                     (8,771)             -      (561,775)    (110,522)
  Gain on sale of investment                -        153,945             -      153,945
  Gain on extinguishment of debt            -              -        33,584            -
                                   ----------     ----------    ----------    ---------

     Total other income (expense)      (8,771)       153,945      (528,191)      43,423
                                   ----------     ----------    ----------    ---------

Loss from continuing operations before
   provision for income taxes        (160,046)      (208,412)   (1,891,256)    (991,151)
Provision for income taxes                  -              -             -            -
                                   ----------     ----------    ----------    ---------

Loss from continuing operations      (160,046)      (208,412)   (1,891,256)    (991,151)
Discontinued operations:
Loss from operations of BioLargo
 Tech., Inc.                                -              -             -      (22,156)
                                   ----------     ----------    ----------    ---------

Net Loss                           $ (160,046)     $(208,412)  $(1,891,256) $(1,013,307)
                                   ==========     ==========    ==========   ==========

Loss per share - basic and diluted:
Loss per share - continuing
 operations                        $    (0.01)    $    (0.02)  $     (0.09) $     (0.08)
Loss per share - discontinued
 operations                                 -          (0.00)            -        (0.00)
                                   ----------     ----------    ----------    ---------

Net loss per share - basic
 and diluted                      $     (0.01)    $    (0.02)  $     (0.09) $     (0.08)
                                   ==========     ==========    ==========   ==========


Weighted average shares
 outstanding - basic
 and diluted                       22,502,134     12,053,153    21,024,460   12,008,524
                                   ==========     ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                   STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)





                                       For the Three Months         For the Nine Months
                                       Ended September 30,          Ended September 30,
                                       2003           2002          2003          2002
                                       ----           ----          ----          ----

COMPREHENSIVE LOSS

    Net loss                      $  (160,046)   $  (208,412)   $(1,891,256)  $(1,013,307)

    Foreign Currency Translation
      Adjustment                            -          6,961              -       (28,213)
                                   ----------     ----------     ----------     ---------

COMPREHENSIVE LOSS                $  (160,046)   $  (201,451)   $(1,891,256)  $(1,041,520)
                                   ==========     ==========     ==========    ==========



                       WHISPERING OAKS INTERNATIONAL, INC.
                             (d.b.a. BioCurex, Inc.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                    2003            2002
                                                                    ----            ----
Cash flows used for operating activities:
Net Loss                                                       $  (1,891,256)  $  (1,013,307)
Adjustments to reconcile net loss to net
cash used for operating activities:
    Depreciation and amortization                                     19,194          19,194
    Amortization of consulting services                               86,250               -
    Issuance of warrants                                                   -         165,058
    Compensation for options issued                                  331,350               -
    Stock discount expense                                                 -          23,890
    Fair market value of options/stock for consulting services       475,786               -
    Discount on convertible debentures and due to related party      530,638         110,000
    Gain on extinguishment of debt                                   (33,584)              -
Changes in assets and liabilities:
    Decrease in accounts receivable                                    5,608               -
    Increase in other current assets                                  (2,125)           (609)
    Increase (decrease) in accounts payable and
        accrued liabilities                                           90,190         (38,340)
                                                                  ----------      ----------
      Net cash used for operating activities                        (387,949)       (734,114)
                                                                  ----------      ----------

Cash flows provided by investing activities:
   Addition to patents                                               (21,125)              -
   Due from related party                                                  -             153
                                                                  ----------      ----------
     Net cash provided by (used for) investing activities            (21,125)            153
                                                                  ----------      ----------

Cash flows provided by financing activities:
   Proceeds from convertible notes payable                           430,860         110,000
   Issuance of common stock                                           63,038          78,976
   Proceeds from receivable-options                                   21,000               -
   Exercise of stock options                                         148,450               -
   Payment on convertible notes payable                              (53,000)              -
    Increase (decrease) in due to related parties                   (142,974)        514,247
                                                                  ----------      ----------
     Net cash provided by financing activities                       467,374         703,223
                                                                  ----------      ----------
Effects of exchange rate                                                   -         (28,213)
                                                                  ----------      ----------
Cash provided by discontinued operations                                   -          51,424
                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                  58,300          (7,527)
Cash and cash equivalents, beginning of period                         3,531           7,622
                                                                  ----------      ----------
Cash and cash equivalents, end of period                          $   61,831      $       95
                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest expense                                            $      779      $        -
                                                                  ==========      ==========
      Income taxes                                                $        -      $        -
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

o In March 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.

o In July 2003, the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,070, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.

o During the nine months ended September 30, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the strike price times the number of options exercised.

o During the nine months ended September 30, 2003, 1,000,000 stock options were exercised through reduction in amounts due to related parties totaling $70,000, which is equal to the strike price times the number of options exercised.

o During the nine months ended September 30, 2003, the Company issued 1,025,000 shares of common stock in settlement of accounts payable totaling $183,000, which is greater than the fair market value of the stock on the date of issuance.

o During the nine months ended September 30, 2003, 434,559 options were exercised by the issuance of a receivable totaling $71,000.

o In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.

o In July 2003, the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,070, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.

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

           During the year ended December 31, 2001, the Company acquired a 51% ownership in BioLargo Technologies, Inc., federally incorporated on May 3, 1999 under the Canada Corporation's Act. During the year ended December 31, 2002, the Company sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,266 and thereby reducing their interest from approximately 51% to 30%. The Company has accounted for its investment in BioLargo Technologies, Inc. as a discontinued operation for the year ended December 31, 2002 and 2001. As of December 31, 2002 and September 30, 2003, the Company's remaining 30% interest in BioLargo Technologies, Inc. did not, for financial reporting purposes, have any cost basis.

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

           Basis of Presentation:

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Currently, the liabilities of the Company exceed the carrying value of the assets. Also, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. The Company has incurred a loss totaling $1,891,256 (unaudited), for the nine months ended September 30, 2003 and $4,041,882 (unaudited) since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

           Patents:

           Patents are stated at cost. Amortization is calculated using the straight-line method over the life of the patents. Patents are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of September 30, 2003. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

           Intellectual Properties:

           Intellectual properties are stated at cost. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. In accordance with SFAS No. 142, these assets will be assessed for impairment annually or upon an adverse change in operations. No adverse changes have occurred that would cause impairment to the intangible assets during the nine months ended September 30, 2003.

           Earnings Per Share:


           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2003 and 2002, the Company had 12,669,483 and 2,751,538
           respectively, of antidilutive securities, including options, warrants and equity instruments related to convertible notes payable.

           Interim Period:

           These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

           The unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.


NOTE 2 -   RECEIVABLE - OPTIONS

           Included in receivable - options are amounts due to the Company totaling $50,000 for the exercise of stock options during the nine months ended September 30, 2003. The options were exercised and the Company received two checks totaling $50,000 as consideration. Subsequent to the issuance of the common stock, the checks received were returned for insufficient funds. The receivable will be offset against equity until full consideration is received.


NOTE 3 -   NOTE RECEIVABLE - OPTIONS

           In June 2003, the Company entered into a note receivable totaling $51,900 for the exercise of options. Shares totaling 305,882 were issued in exchange for the note, which bears interest at 4% and is due on demand. The amounts due will continue to be offset against equity until paid in full.

NOTE 4 -   CONVERTIBLE NOTES PAYABLE

           Between January 17, 2003 and April 11, 2003, the Company received funds relating to eight (8) convertible notes payable totaling $430,860, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 has been recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment.

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


           Under the convertibility terms of the Notes Payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five (5) trading days ending on the trading day immediately before the date of the conversion. In addition, the note holder is also granted an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature has been calculated under EITF 00-27, and equaled $212,342. Due to the notes being due on demand, the discount has been immediately expensed. The convertibility feature expires five years after the date of the Agreement.


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

           Included in Due to Related Parties are amounts due to Pacific BioSciences Research Center ("PBRC") for administrative and research development services rendered. PBRC is wholly owned by the president of the Company. PBRC bills the Company for services rendered. PBRC has also paid expenses on behalf of the Company. The Company has also paid funds to PBRC for these services. The balance outstanding at September 30, 2003 is $111,345.


NOTE 6 -   EQUITY TRANSACTIONS

o In January 2003 the Company sold 900,543 units consisting of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,038.

o In March 2003 the Company issued 500,000 common shares in settlement of amounts due to related parties totaling $24,000. The fair market price of the stock was determined based on the closing price of the stock on the date of the approval by the Board of Directors.

o In March 2003 the Company issued 156,250 shares of common stock for consulting services rendered totaling $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

o In July 2003 the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,070. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.

o During the nine months ended September 30, 2003, option holders exercised 560,000 options to purchase the Company's common stock through a reduction of accounts payables totaling $39,200. The reduction was equal to the exercise price times the number of options exercised.

o During the nine months ended September 30, 2003, option holders exercised 1,000,000 options to purchase the Company's common stock through a reduction of amounts due to related parties totaling $70,000. The reduction was equal to the exercise price times the number of options exercised.

o During the nine months ended September 30, 2003, the Company issued 1,025,000 shares of common stock in settlement of accounts payable totaling $183,000, which is greater than the fair market value of the stock on the date of issuance.

o During the nine months ended September 30, 2003, option holders exercised 1,429,118 options to purchase the Company's common stock for $219,450. The Company received $148,450 and $21,000 in cash and recorded a receivable for $50,000. (See Note 2).

o During the nine months ended September 30, 2003, option holders exercised 305,882 options to purchase the Company's common stock with a note receivable in the amount of $51,900.

NOTE 7 -   WARRANTS

           As of September 30, 2003, the Company had 6,639,749 warrants outstanding.


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

           In May 2003, the Company granted 1,000,000 options to a third party for consulting services to be rendered. Consulting expense of $186,326 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 460.84%. All of the options were exercised as of September 30, 2003.

           In January 2003, the Company approved the issuance of 150,000 shares of common stock for services rendered totaling $16,350. These shares were not issued. During July 2003, the Company granted 150,000 options in lieu of the 150,000 shares of common stock. The transaction was not recorded by the Company at the date of grant. The Company, during the third quarter, has accounted for the transaction as if it occurred in January 2003. The options were granted at $0.001 per share, which was below the market value on the date of grant. Consulting expense of $16,350 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.36%; expected life of one year; dividend yield of 0%; and expected volatility of 420.32%. The difference between the expense recorded under APB25 and the amount that would have been recorded using the Black Scholes model under FASB 123 is immaterial to the statements taken as a whole, therefore no proforma disclosure is considered necessary.

           The following is a reconciliation of options outstanding at September 30, 2003:

                 Balance as of December 31, 2002                    2,045,000
                 Granted                                            3,350,000
                 Exercised                                         (3,295,000)
                 Forfeited                                           (200,000)
                                                             -----------------

                 Balance as of September 30, 2003                   1,900,000
                                                             ================

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

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

As of October 30, 2003 the Company has not sold any Histo-RECAF(TM) test kits.

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

Since March 2002, the Company has been working on the development of a screening assay, based upon the Company's RECAF(TM) technology, which can detect multiple cancers from a blood (serum) sample. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA-Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer, are estimated to be over $500 million US dollars annually. If the Company is successful in developing this assay, the Company will attempt to license the assay technology to pharmaceutical firms that have the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

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

See Note 6 to the Company's financial statements for information concerning transactions in the Company's common stock during the nine months ended September 30, 2003 included as part of this report.

During the nine months ended September 30, 2003 the Company sold convertible notes in the principal amount of $430,860 to private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. The note holders also received warrants to collectively purchase 1,693,111 shares of the Company's common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates between January 17 and March 27, 2005. Each note, at the option of the holder, may be converted at any time into shares of the Company's common stock. The number of shares to be issued upon the conversion of any note is equal in number to the amount determined by dividing the principal amount to be converted by the Conversion Price. The Conversion Price was separately negotiated for each note and ranges between $0.05 and $0.23. For every share issued upon conversion the note holders will receive warrants to purchase one additional share of the Company's common stock. The exercise price of these warrants varies between $0.05 and $0.25 per share.

As of September 30, 2003, the Company had a working capital deficit of $(851,818). Included in current liabilities at September 30, 2003 are amounts due to officers, directors, and related entities of the Company totaling $374,122.

The management of the Company is presently negotiating with several proposed investors to finance the Company. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

ITEM 3.     CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

The Company did not issue any shares of its common stock during the three months ended September 30, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(b) Reports on Form 8-K

            During the three months ending September 30, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2003.

Whispering Oaks International, Inc.



By:   /s/ Dr. Ricardo Moro-Vidal
      -------------------------------
     Dr. Ricardo Moro-Vidal, President



     /s/ Dr. Gerald Wittenberg
     --------------------------------
By:  Dr. Gerald Wittenberg, Principal Financial Officer