Form 10KSB
period 2003-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2004-07-13
CIK 1092562

28

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


         Texas                                         75-2742601
---------------------------                  -------------------------------
 (State of incorporation)                   (IRS Employer Identification No.)

            7080 River Road, Suite 215
            Richmond, British Columbia                        V6X 1X5
          --------------------------------                 -------------
          (Address of Principal Executive Office)             Zip Code

Registrant's telephone number, including Area Code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Company (24,511,346 shares) based upon the closing price of the Company's common stock on June 30, 2004, was approximately $20,186,000.

The Company's revenue from continuing operations for the most recent fiscal year was $-0-.

As of June 30, 2004 the Company had 27,239,450 issued and outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

      Whispering Oaks International, Inc. (or "Biocurex") was incorporated in December 1997. Prior to February 20, 2001, Biocurex was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000, Biocurex owned one thoroughbred horse.

      In February 2001, Biocurex ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

      On February 21, 2001, Biocurex issued 150,000 (1,950,000 post split) shares of its common stock to acquire from Lagostar Trading S.A. patents and intellectual properties which related to the early detection of cancer.

      On March 1, 2001, Biocurex's Board of Directors declared a 13-for-1 forward stock split.

      On March 25, 2001, Biocurex acquired the following assets from Pacific Biosciences Research Centre, then named Curex Technologies Inc., in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869 which were payable by Pacific Biosciences to various third parties:

     o    Patents
     o    Proprietary technology
     o    Cash in the amount of $129,032
     o    A 51% interest in Biolargo.

      In May 2001, Biocurex issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which Biocurex assumed in connection with the acquisition of assets from Pacific Biosciences.

      Biocurex filed an Assumed Name Certificate with the Texas Secretary of State in March 2001 to enable Biocurex to conduct its business under the name of "Biocurex, Inc." At its next shareholders' meeting Biocurex plans to obtain shareholder approval to change the name of Biocurex from Whispering Oaks International Inc. to Biocurex, Inc.

      Biocurex's website is:  www.biocurex.com.

Cancer Detection Kits

      As a result of Biocurex's acquisition of technology in February and March 2001, Biocurex owns patents and intellectual properties relating to certain technology which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer. The cancer diagnostics market is presently estimated at $4 billion per year.

     A principal goal of cancer research is to differentiate cancer cells from healthy cells. One way to achieve this goal is to detect molecules (markers) that are present on cancer cells but not on healthy cells. Biocurex's technology relates to the RECAF(TM) marker, which can be used in blood and tissue tests to aid in determining if a patient has cancer. These tests can also be used on a regular basis for the early detection of recurring cancer, thereby allowing a more effective treatment of cancer patients. The RECAF(TM) marker has been found in all tissues studied, including breast, lung, stomach and prostate.

      Biocurex has developed two cancer detection kits which use the RECAF marker to detect the presence or absence of cancer by staining cancer cells in tissues removed from a patient.

      Each kit contains five chemicals which are mixed according to directions provided by Biocurex. Soft tissue removed from a patient is then stained with the chemicals in the kit and is examined by a physician under a microscope. When stained with the chemicals in the kit cancer cells are clearly visible.

      In order to be seen under a microscope however, soft tissue must be cut into sections which are approximately five microns in thickness. To allow for this type of cutting the tissue must be turned into something more solid and for many years, paraffin (wax) has been used for that purpose. The tissue to be examined is fixed and embedded in a paraffin block, which is then cut precisely into 5 micron sections. The paraffin is then removed with solvents, the tissue is re-hydrated and stained. The process of embedding and re-hydrating takes 2-3 days. Another method used to harden tissue to allow it to be cut is to freeze the tissue and then slice the ice block.

      Biocurex's Histo-RECAF(TM) kit, which is designed for tissue hardened with paraffin, was sent to independent researchers for testing on a significant number of breast tissue samples selected at random. The samples included twenty malignant, twenty benign (fibro adenomas) and twenty dysplastic (benign diffuse growth) specimens. In June 2001, Biocurex received confirmation from the first of these researchers indicating that 100% of breast cancers tested positive with the kits. Only 4% of the benign tumors and other non-malignant breast tissues studied were positive. Furthermore, several in-situ carcinomas (the earliest stage of cancer) tested positive. The test results are not only important in reference to the product itself, but also validate the RECAF(TM) system and its potential for other uses, such as serum testing, and cancer cell targeting in general.

      In January 2003 the Food and Drug Administration classified Biocurex's Histo-RECAF((TM)) as a Class I device under Regulation Number 864.1850, Code HZJ owned by Biocurex (FDA number 9046509). Accordingly, the Histo-RECAF is available as a staining test for AFT receptors (a.k.a. RECAF) in tissues. However, until the Histo-RECAF kit is cleared by the FDA as a diagnostic device, the Histo-RECAF kit may only be marketed in the United States as a device which can be used as an adjunct to standard light microscopy staining methods to aid in the identification of cancer in breast and axillary node tissues.

      Due to the costs involved in manufacturing and marketing, Biocurex plans to license or joint venture the Histo-RECAF(TM) technology to third parties. Since January 1, 2003 Biocurex or its representatives have had discussions with three companies regarding license or joint venture agreements with respect to its Histo-RECAF(TM) technology. As of May 15, 2004 Biocurex had not sold any Histo-RECAF(TM) test kits and did not have any licensing or joint venture agreements with respect to its Histo- RECAF(TM) technology.

      Biocurex's Cryo-RECAF(TM) kit was designed for use by pathologists during surgery since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cryo-RECAF(TM) kit, during surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen, sliced, stained with the chemicals in the kit, and examined by the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. Although the quality of frozen tissue is not as good as tissue examined with the use of the Histo-RECAF(TM) kit, the advantage of the Cryo-RECAF(TM) test is that the results are available within 15 minutes. Biocurex has not sold any Cryo-RECAF(TM) kits. Although the Cryo-RECAF(TM) kit is fully developed, Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cyro-RECAF(TM) kit on a commercial basis due to the costs involved with regulatory approvals, Biocurex plans to license the Cryo-RECAF(TM) technology to third parties which will be able to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of this product.

      Biocurex believes that a significant market exists for a screening assay which can detect multiple cancers from a blood (serum) sample. As a result, since March 2002 Biocurex's research and development efforts have been focused on the development of a serum-based screening assay based upon Biocurex's RECAF(TM) technology. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA- Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $300 million US dollars annually. If sufficient capital ($300,000 to $500,000) can be obtained, Biocurex plans to complete the development of a prototype assay by mid-to-late 2004. If the capital needed to complete this project is not available by mid 2004 the completion of the prototype assay will be delayed until funding is available. If Biocurex is successful in developing this assay, Biocurex will attempt to license the assay technology to a pharmaceutical firm that has the financial capability to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

Research and Development

      Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. During the periods indicated Pacific BioSciences billed the following amounts to Biocurex for research and development: year ended December 31, 2001- $165,000, year ended December 31, 2002 - $426,500, year ended December 31, 2003 - $322,400.

     In May 2003, a group of Japanese physicians/scientists agreed to test an improved Histo-Recaf(TM) kit on cancer tissues to determine the kit's ability to accurately detect cancer cells. The Japanese research teams are conducting the tests on a voluntary basis and without charge to Biocurex. Biocurex is supplying the research teams, free of charge, with the chemicals in the Histo-Recaf(TM) kit which are required for the tests. In April 2004 Biocurex received notice that approximately 83% of the cancer cases stained with the Histo-RECAF (TM) kit were clearly positive and distinguishable from normal specimens with a microscope.

Patents

      Biocurex's technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in seven foreign countries which were pending as of May 15, 2004.

Competition

      A number of companies, such as Dako Inc., have developed cancer detection products which stain cells to detect cancer. However the cancer detection kits presently on the market can only detect one form of cancer. In contrast, Biocurex's cancer detection kits can detect the RECAF marker in all the types of cancer studied so far, including breast, stomach, lung and colon cancers.

      A number of companies, including Abbott Labs, Roche and Ortho Diagnostics, have developed serum based screening assays to detect cancer. However the serum based screening assays kits presently on the market can only detect one form of cancer. In contrast, Biocurex's serum based screening assays have detected, in internal preliminary studies, ovary, lung, breast and stomach cancers with high sensitivity and specificity. In addition, Biocurex believes that for certain types of cancer, its serum based screening assays is more accurate than the screening assays of its competitors.

Government Regulation

      Drugs, pharmaceutical products, medical devices and other related products are regulated in the United States under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the laws of certain states. The Federal Food and Drug Administration (FDA) exercises significant regulatory control over the clinical investigation, manufacture and marketing of pharmaceutical and biological products.

      Prior to the time a pharmaceutical product can be marketed in the United States for therapeutic use, approval of the FDA must normally be obtained. Preclinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required in order to establish product safety and efficacy.

      The first stage of evaluation, preclinical testing, must be conducted in animals. After lack of toxicity has been demonstrated, the test results are submitted to the FDA along with a request for clearance to conduct clinical testing, which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory authority does not object to the proposed study, the investigator can proceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of humans under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

     After Phase I testing is completed, one or more Phase II trials are conducted in a larger number of patients to test the product's ability to treat or prevent a specific disease, and the results are analyzed for clinical efficacy and safety. If the results appear to warrant confirmatory studies, the data is submitted to the applicable regulatory authority along with the protocol for a Phase III trial. Phase III trials consist of extensive studies in large populations designed to assess the safety of the product and the most desirable dosage in the treatment or prevention of a specific disease. The results of the clinical trials for a new biological drug are submitted to the FDA as part of a product license application ("PLA"), a New Drug Application ("NDA") or Biologics License Application ("BLA"), depending on the type or derivation of the product being studied.

      In addition to obtaining FDA approval for a product, a biologics establishment license application ("ELA") may need to be filed in the case of biological products derived from blood, or not considered to be sufficiently well characterized, in order to obtain FDA approval of the testing and manufacturing facilities in which the product is produced. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance.

      The process of drug development and regulatory approval requires substantial resources and many years. Approval of drugs and biologicals by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States. Clinical trials conducted under approvals from foreign countries may not be accepted by the FDA and product licensure in a foreign country does not mean that a product will be licensed by the FDA or any other government entity for manufacturing and/or marketing.

      Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices have less stringent data requirements than drugs and do not require clinical trials for FDA clearance. Products submitted to the FDA for clearance as medical devices can refer to the safety and effectiveness data of medical devices which perform similar functions products and which the FDA has already cleared. As long as a medical device submitted to the FDA has the same clinical use as a medical device previously cleared by the FDA the medical device submitted will normally receive FDA clearance providing data proving substantial equivalence to the other approved medical devices and verification of claims is provided to the FDA. In the case of the Histo-RECAF kit, which is a Class I medical device, Biocurex provided the FDA with reports from pathologists that used the kit and also provided a pathologist from the FDA with a collection of tissues stained with the kit. Biocurex expects that its Cryo-RECAF(TM) kit will also be classified as a Class I medical device. Biocurex anticipates that its serum assay, if successfully developed, will be classified as a Class II medical device.

     Biocurex plans to license its cancer detection kits and its serum assay to third parties which will be responsible for any further regulatory approvals. However, any licensee of Biocurex may not be successful in obtaining additional clearances or approvals from any regulatory authority with respect to Biocurex's cancer detection kits or its serum screening assay. The lack of regulatory approval for Biocurex's products will prevent the sale of these products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon Biocurex's operations.

BioLargo Technologies, Inc.

      At December 31, 2001 Biocurex had a 51% interest in BioLargo Technologies, Inc. ("BioLargo"). BioLargo has patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

      Biocurex acquired its interest in BioLargo because it believed that BioLargo would be able to generate revenues which could support Biocurex's operations. When Biocurex determined that it was unlikely that BioLargo would be able to generate a positive cash flow, Biocurex decided to sell most of its 51% interest in BioLargo.

     On June 28, 2002, Biocurex entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by Biocurex. Biocurex's investment in BioLargo as of June 28, 2002, was approximately $128,000. During the ten months ended October 31, 2002, Biocurex sold 3,150,000 of its BioLargo shares to Turtle for $180,266. Subsequent to October 31, 2002 Turtle's option expired. In November 2002 Biocurex sold 900,000 shares of BioLargo to Eastern Capital Corp. for $50,000. As of June 15, 2004 Biocurex did not have an agreement with any person to sell its remaining BioLargo shares and Biocurex is accounting for the remaining shares as an equity investment with no value. BioLargo is presently inactive.

ITEM 2.     DESCRIPTION OF PROPERTY

      Biocurex's offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex's offices are rented on a month-to-month basis for $3,165 per month.

ITEM 3.     LEGAL PROCEEDINGS

      In May 2004 Brett Salter, a former consultant to Biocurex, filed a civil action in the Ontario Superior Court of Justice against Biocurex and Biocurex's three directors. In the civil action Mr. Salter seeks 1,300,000 shares of Biocurex's common stock and $80,000 in payment of consulting services. Biocurex does not believe that it owes Mr. Salter any shares or amounts for the consulting services allegedly provided by Mr. Salter and has denied Mr. Salter's claims. In addition, Biocuex may seek the return of shares and cash previously paid to Mr. Salter on the basis that Mr. Salter failed to provide services called for by Biocurex's agreement with Mr. Salter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      As of June 15, 2004, there were approximately 200 record holders of Biocurex's common stock. Prior to April 15, 2004 Biocurex's common stock was traded on the OTC Bulletin Board. Set forth below is the range of high and low quotations for Biocurex's common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

      Quarter Ending           High        Low

         3/31/01             $ 3.88     $ 3.50
         6/30/01               5.50       1.75
         9/30/01               5.88       1.95
        12/31/01               2.24       0.81

         3/31/02             $ 1.51     $ 0.50
         6/30/02               0.82       0.10
         9/30/02               0.15       0.05
        12/31/02               0.11       0.03

         3/31/03              $0.53      $0.05
         6/30/03              $0.26      $0.16
         9/30/03              $0.20      $0.15
        12/31/03              $0.36      $0.14

         3/31/04              $0.33      $0.24

      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of Biocurex's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. Biocurex has not paid any dividends on its common stock and Biocurex does not have any current plans to pay any common stock dividends.

      On April 8, 2004 the Securities and Exchange Commission announced the temporary suspension of trading in Biocurex's common stock. The trading suspension ended at 11:59 p.m. on April 22, 2004. The SEC temporarily suspended trading in Biocurex's common stock because of questions by the SEC regarding the accuracy of assertions by Biocurex and others in press releases and e-mails sent to investors. Biocurex believes that it has answered the SEC's questions concerning information which has been publicly released by Biocurex.

      During the three months ended December 31, 2003, the Company sold 288,095 restricted shares of its common stock to two investors. The Company sold these shares for $60,500 in cash. The Company relied upon the exemption provided by
Section 4(2) of the Securities Act of 1933 in connection with these sales.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation

      In February 2001, Biocurex discontinued its former business, which was the purchase and sale of thoroughbred racehorses. In February and March of 2001, Biocurex acquired certain patents and intellectual properties relating to a technology which can be used to detect cancer. Since that time, Biocurex has been involved in developing cancer detection technology and has:

o developed a cancer detection kit for tissues (Histo-RECAF(TM)) which stains cancer cells thereby aiding a pathologist in the identification of cancer cells with the use of a microscope,

o    developed  the   Cryo-RECAF(TM)   diagnostic  kit  which  can  be  used  by
     pathologists as an aid in determining whether cancer cells are benign or malignant during surgery, and

o is working on the development of a screening assay which can detect multiple cancers from a blood (serum) sample.

      In January 2003 the FDA classified the Histo-RECAF(TM) kit as a Class I medical device which allows the Histo-RECAF(TM) kits to be sold in the United States. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. If Biocurex is successful in developing its serum based screening assay, Biocurex will attempt to license the technology to a third party that has the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay.

      As of May 15, 2004 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology relating to these kits to any third parties.

      During the year ending December 31, 2004 Biocurex:

o will continue its efforts to license the Histo-Recaf technology to third parties.

o plans to complete the development of a prototype which can detect multiple cancers from a blood (serum) sample assay. If Biocurex is successful in developing this assay, Biocurex will attempt to license the assay technology to pharmaceutical firms that have the financial capability to complete the research and clinical trials necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of the assay. Biocurex estimates that this project will cost $300,000 to $500,000. A significant part of this research and development work may be performed by Pacific Biosciences Research Centre on behalf of the Company.

o if necessary, will continue to raise capital through the sale of its common stock or securities convertible into common stock in order to fund Biocurex's operations and research and development.

Results of Operations

Material changes of certain items in Biocurex's Statement of Operations for the year ended December 31, 2003, as compared to the same period last year, are discussed below:


                          Increase (I)
Item                     or Decrease (D)             Reason
------                   ---------------            --------

Professional Fees and           I
Consulting Fees                          Expense associated with 3,466,250
                                         shares and 2,600,000 options issued
                                         during the period for the following
                                         services:

                                         600,000 shares, having a market value
                                         of $122,881 at the time of issuance,
                                         for legal services
                                         1,410,000 shares, having a market value
                                         of $84,800 at the time of issuance, for
                                         scientific consulting
                                         1,456,250 shares, having a market value
                                         of $127,500 at the time of issuance,
                                         for business consulting
                                         2,600,000 options, having a market
                                         value of $642,970 at the time of
                                         issuance, for business consulting

Research and Development          D
                                         Expenses in this category declined as
                                         Biocurex made an effort to conserve
                                         cash.

General and Administrative        I
                                         Increased accounting fees and increased
                                         use of investor relations consultants.

Interest Income                   D
                                         Due to a decline in the market price of
                                         Biocurex's common stock as of December
                                         31, 2002, expense previously associated
                                         with the issuance of options and
                                         warrants was reversed and resulted in a
                                         gain, which was reflected in Biocurex's
                                         financial statements as interest
                                         income.

Interest Expense                  I
                                         Costs  related  to  the  issuance  of
                                         warrants to note holders

Liquidity and Capital Resources

      During the year ended December 31, 2002, Biocurex's operations used $769,732 in cash. During this period Biocurex satisfied its cash requirements primarily through:

      Sale of convertible notes                              $110,000

      Sale of part of Company's interest in BioLargo
         Technologies                                         230,666

      Sale of common stock in private placements               78,985

      Advances from Dr. Wittenberg                             30,782

      Increase in accrued interest on advances from
         Dr. Wittenberg                                        29,035

      Advances from related parties                           167,203

      Agreement of Dr. Moro and Dr. Wittenberg to defer
      part of their compensation due for the year ended
      December 31, 2002                                       108,000

      During the year ended December 31, 2003, Biocurex's operations used $727,365 in cash. During this period Biocurex satisfied its cash requirements primarily through:

      Sale of convertible notes (net of payments)             476,743

      Sale of common stock in private  placements and
      exercise of options                                     367,971

      Increase  in accrued  interest  on  advances
       from Dr. Wittenberg                                     56,022

      At December 31, 2001, Biocurex had a 51% interest in BioLargo Technologies, Inc. During the year ended December 31, 2002, Biocurex sold a portion of its interest in BioLargo Technologies, Inc. for gross proceeds of $230,666, reducing their interest from approximately 51% to 30%. Beginning with the year ended December 31, 2001, Biocurex has accounted for its investment in BioLargo as an equity investment and reflected its losses and the gain from the sale of the BioLargo shares separately on the consolidated statement of operations. As of December 31, 2003, the investment in BioLargo Technologies, Inc., for financial reporting purposes, did not have any cost basis. See Item 12 of this report for information concerning the acquisition of BioLargo Technologies.

      Biocurex anticipates that the capital requirements for the year ended December 31, 2004 will be as follows:

      Research and Development - Histo-Recaf kits        $ 75,000
      Research and Development - Serum screening assay    500,000
      Payment of Outstanding Liabilities                  100,000
      Repayment of Advances from a Director               100,000
      General and Administrative Expenses                 300,000
      Marketing and Investor Communications               200,000
                                                        ---------
            Total:                                     $1,275,000
                                                       ==========

      As of December 31, 2003, Biocurex had a working capital deficiency of approximately $(996,000). Biocurex does not have any bank lines of credit or any other traditional financing arrangements. Biocurex will need additional capital until it is able to generate significant revenues from licensing its technology or from other sources. Biocurex expects to obtain additional capital through the private sale of its common stock or from borrowings from private lenders or financial institutions. From an operations standpoint, the most significant capital requirements of Biocurex are general and administrative expenses and research and development. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services) average approximately $60,500 per month. Biocurex's research and development expenses vary, depending upon available capital. When more capital is available to Biocurex, research and development expenses increase. Conversely, research and development expenses decline when less capital is available. Pacific Biosciences Research Centre, which is controlled by the President of Biocurex, performs all research and development work on behalf of Biocurex. If Biocurex is unable to raise the capital it needs, its research and development activities will be curtailed or delayed and its operations will be reduced to a level which can be funded with the capital available to Biocurex.

Recent Accounting Pronouncements

      See Note 1 to Biocurex's financial statements.

Critical Accounting Policies

      Biocurex's significant accounting policies are more fully described in
Note 1 to the Financial Statements included as a part of this report, However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on Biocurex's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Biocurex's significant accounting policies include:

     Going Concern - The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of

America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of Biocurex exceed the carrying value of its assets. Also, Biocurex does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. As of December 31, 2003, Biocurex had a working capital deficiency, had incurred a loss for the year ended December 31, 2003 of $2,618,955 and had incurred net losses of $4,355,190 since the inception of its development stage. Although these factors raise substantial doubt about the ability of Biocurex to continue as a going concern, the accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      Stock Options - In October 1996, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. Biocurex has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" which amends SFAS No. 123. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for periods beginning after December 15, 2002. Biocurex has elected to continue to account for its employee stock-based compensation using the intrinsic value method.

      Acquisition of Intangibles with Common Stock - In 2001 Biocurex acquired patents and intellectual properties in exchange for shares of its common stock. The acquisition of the patents and intellectual properties was accounted for using the fair value of the stock, which for accounting purposes was not practicably determinable since Biocurex did not have any assets at the time of these acquisitions. As a result, for financial reporting purposes, no value was assigned to the patents and the intellectual property acquired with shares of common stock.

Restatement

      As explained in Note 1 to the financial statements which are part of this report, the financial statements for the years ended December 31, 2002 and 2001 have been restated to properly account for the value of the intellectual property and patents acquired from Lagostar Trading S.A. and Curex Technologies, Inc. and the associated amortization of this intellectual property and patents. It was determined that Generally Accepted Accounting Principles required the Company's financial statements to show this intellectual property as having no value and the value of the patents should be adjusted to $204,468. Notwithstanding the application of Generally Accepted Accounting Principles to the acquisition of these intellectual properties, an independent appraisal has valued the Company's intellectual property at approximately $5,000,000 as of December 31, 2003. See Item 12 of this report for information regarding the acquisition of the intellectual properties from Lagostar and Curex Technologies, Inc.

ITEM 7.     FINANCIAL STATEMENTS.

      See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      Effective May 2, 2001, Biocurex retained Merdinger, Fruchter, Rosen & Corso, P.C. to act as Biocurex's independent certified public accountants. In this regard, Merdinger, Fruchter, Rosen & Corso, P.C. replaced Scott W. Hatfield as Biocurex's independent certified public accountant. Biocurex replaced Mr. Hatfield with Merdinger, Fruchter, Rosen & Corso, P.C. as a result of the change in Biocurex's management and the relocation of Biocurex's offices from Texas to California. Mr. Hatfield audited Biocurex's financial statements for the fiscal years ended December 31, 1999 and 2000. The report of Mr. Hatfield for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Mr. Hatfield for these fiscal years was qualified with respect to uncertainty as to Biocurex's ability to continue as a going concern. During Biocurex's two most recent fiscal years and subsequent interim period ending May 2, 2001, there were no disagreements with Mr. Hatfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Hatfield would have caused him to make reference to such disagreements in his report.

      The change in Biocurex's auditors was recommended and approved by the board of directors of Biocurex. Biocurex does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ending May 2, 2001, Biocurex did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Biocurex's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

     Effective August 6, 2002, Merdinger, Fruchter, Rosen & Company, P.C., the firm which audited Biocurex's financial statements for the fiscal year ended December 31, 2001, was dismissed and replaced by Stonefield Josephson, Inc. ("Stonefield Josephson") to act as Biocurex's independent certified public accountants. The reports of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year did not contain an adverse opinion, or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to Biocurex's ability to continue as a going concern. During Biocurex's most recent fiscal year and subsequent interim period ended August 6, 2002 there were no disagreements with Merdinger, Fruchter, Rosen & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Merdinger, Fruchter, Rosen & Company, P.C. would have caused it to make reference to such disagreements in its reports.

      The change in Biocurex's auditors was recommended and approved by the board of directors of Biocurex.

      During the two most recent fiscal years and subsequent interim period ending August 6, 2002, Biocurex did not consult with Stonefield Josephson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Biocurex's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.    CONTROLS AND PROCEDURES

     Dr. Ricardo Moro, Biocurex's Chief Executive Officer and Dr. Gerald Wittenberg, Biocurex's Principal Financial Officer, have evaluated the effectiveness of Biocurex's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"); and in their opinion Biocurex's disclosure controls and procedures ensure that material information relating to Biocurex, including Biocurex's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. However, Biocurex's auditors have advised Dr. Moro and Dr. Wittenberg that Biocurex presently does not have accounting personnel capable of accounting for complex transactions, and hence are not capable of preparing
Biocurex's financial statements (including footnotes to the financial statements) in accordance with generally accepted accounting principles. To the knowledge of Dr. Moro and Dr. Wittenberg there have been no significant changes in Biocurex's internal controls or in other factors that could significantly affect Biocurex's internal controls subsequent to the Evaluation Date. Biocurex plans to hire a part time consultant who will assist Biocurex in the preparation of its financial statements.


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

      Information concerning Biocurex's officers and directors follows:

      Name                    Age           Position
      -------                -----          ----------

      Dr. Ricardo Moro         51           President, Chief Executive Officer
                                            and a Director
      Dr. Gerald Wittenberg    51           Principal Financial Officer,
                                            Secretary, Treasurer, and a
                                            Director
      Dr. Phil Gold, PhD       64           Director

      Each director holds office until his successor is duly elected by the stockholders. Biocurex's officers serve at the pleasure of the Board of Directors.

     Dr. Ricardo Moro, MD. - has been an officer and director of Biocurex since March 2001. Since 1996 Dr. Moro has been the President of Pacific Biosciences Research Centre, formerly named Curex Technologies Inc., where he developed the RECAF cancer marker concept. From 1980 to 1985, Dr. Moro worked in cancer research at the French National Cancer Institute near Paris, France. From late 1985 to 1988 he worked at the University of Alberta, Edmonton on onco-developmental biology. From 1989 to 1996 he was engaged in various entrepreneurial ventures relating to diagnostics and instrumentation.

      Dr. Gerald Wittenberg D.M.D., MS. - has been an officer and director of Biocurex since March 2001. Dr. Wittenberg is a specialist in Oral and Maxillofacial Surgery and has been in private practice since 1981.

      Dr. Phil Gold, C.C., O.Q., MD., PhD. - has been a director of Biocurex since March of 2001. From 1978 to 1980, Dr. Gold was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984, he was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990, he served as Chairman of the Department of Medicine at McGill University in Montreal. His present positions include Physician-in-Chief, Department of Medicine, The Montreal General Hospital; Professor of Medicine, McGill University; Professor, Departments of Physiology and Oncology, McGill University; and the Director of the McGill University Medical Clinic at the Montreal General Hospital.

      Biocurex does not have a compensation committee. The Board of Directors of Biocurex serves as its Audit Committee. Biocurex does not have a director serving as a financial expert. Biocurex does not believe a financial expert is necessary since Biocurex does not have any revenues. Dr. Phil Gold is the only director who is independent, as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange.

      Biocurex has adopted a Code of Ethics which is applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on Biocurex's website located at www.biocurex.com.

      Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, during the year ended December 31, 2003 the number of reports and number of transactions not filed within the time periods required by the regulations of the Securities and Exchange Commission by the Company's officers and directors were: Dr. Ricardo Moro (two reports and twenty transactions), Dr. Gerald Wittenberg (two reports and fifteen transactions), Dr. Phil Gold (two reports and nine transactions).

Management Changes

      In April 2002 Dr. Strathearn Wilson resigned as Biocurex's Chief Executive Officer and was replaced by Paul Slowey. In December 2002 Mr. Slowey resigned as Biocurex's Chief Executive Officer and was replaced by Dr. Ricardo Moro. In December 2002 Bruce Horton resigned as Biocurex's Chief Financial Officer and was replaced by Gerald Wittenberg.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of Biocurex and (ii) by each other executive officer of Biocurex who received in excess of $100,000 during the fiscal year ended December 31, 2003. Biocurex does not have a Compensation Committee.

                                                                         All
                                          Other                         Other
                                          Annual    Restric-             Com-
Name and                                  Compen-  ted Stock  Options   pensa-
Principal         Fiscal  Salary  Bonus   sation    Awards    Granted    tion
Position           Year    (1)     (2)      (3)      (4)        (5)      (6)
------------      ------  ------  -----  -------   ---------  ------   -------


Dr. Ricardo Moro    2003  $    --    --       --       --    800,000     --
Chief Executive
Officer since       2002  $27,000    --       --       --    600,000     --
December 10, 2002

Dr. Paul Slowey     2002  $108,500   --       --       --         --     --
Chief Executive Officer
between April  2002
and December  2002

Dr. Strathearn
  Wilson            2002  $  5,732   --       --       --    125,000     --
Chief Executive     2001  $ 22,785
Officer between
March 2001 and
April 2002

(1) The dollar value of base salary (cash and non-cash) earned during the fiscal year. At December 31, 2002 Biocurex owed Dr. Moro $54,000 for accrued compensation. In March 2003 Dr. Moro applied $35,000 of the amount owed to him toward the exercise price of options to purchase 500,000 shares of Biocurex's common stock. In March 2003 Biocurex issued Dr. Moro 250,000 shares in payment of $12,000 of accrued compensation. Dr. Slowey's salary was paid in June 2003 with 353,000 shares of the Company's common stock.
(2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the periods covered by the table, the value of the shares of Biocurex's common stock issued as compensation for services.

      The table below shows the number of shares of Biocurex's common stock owned by the officers listed above, and the value of these shares as of December 31, 2003.

      Name                    Shares         Value
     -------                  -------        ------

      Dr. Ricardo Moro        315,000        $70,000

(5) The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the table.
(6) All other compensation received that Biocurex could not properly report in any other column of the table.

     Biocurex does not have an audit committee or a compensation committee. The directors of Biocurex approve their own compensation since decisions regarding compensation to be paid to the officers and directors of Biocurex are made by the directors by resolutions adopted by unanimous written consent. Biocurex does not have any policy which prohibits or limits the power of directors to approve their own compensation

Employment Contracts

      Biocurex does not have any employment contracts with its executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      None.

Compensation of Directors

      Standard Arrangements. Currently Biocurex does not pay its directors for serving as directors. Biocurex has no standard arrangement pursuant to which directors of Biocurex are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. See "Stock Option and Bonus Plans" below for information concerning options granted to Biocurex's officers and directors.

Stock Option and Bonus Plans

      Biocurex has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans."

Non-Qualified Stock Option Plan

      The Non-Qualified Stock Option Plan authorizes the issuance of shares of Biocurex's Common Stock to persons that exercise options granted pursuant to the Plan. Biocurex's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of Biocurex's Common Stock on the date the option is granted.

Stock Bonus Plan

     Under the Stock Bonus Plan, Biocurex's employees, directors, officers, consultants and advisors are eligible to receive a grant of Biocurex's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans

      The Plans are administered by Biocurex's Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of Biocurex's shareholders. Any vacancies that may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of Biocurex or the period of time a non-employee must provide services to Biocurex. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of Biocurex's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of Biocurex may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not without shareholder approval make any amendment which would materially modify the eligibility requirements for the Plans or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Options Granted and Exercised During Year Ended December 31, 2002 and Value of Options at Year End

     The following tables set forth information concerning the options or warrants (collectively the "options") granted during the year ended December 31,

2002 to Biocurex's officers and directors and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2002.

                                          % of Total
                       Shares Issuable     Options
                       Upon Exercise      Granted to   Price Per    Expiration
 Name                  of Options (1)      Employees    Share (2)      Date
------                 --------------     ----------   --------     ---------

Dr. Ricardo Moro           600,000          26.9%        $0.07      11/01/04
Dr. Gerald Wittenberg      600,000          26.9%        $0.07      11/01/04
Dr. Phil Gold              130,000           5.8%        $0.07      11/01/04

(1) All of these options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares. Subsequently, all of the options in this table were exercised.

(2) On December 5, 2002 Biocurex's Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07. Biocurex's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of Biocurex's common stock on the repricing date and as a result, the options no longer served as an effective incentive to the holders of the options.
                                                             Value (in $) of
                                                             Unexercised In-the-
                                                 Number of     Money Options at
                                                Unexercised    December   31,
                        Shares                  Options (3)      2002 (4)
                      Acquired On    Value      Exercisable/    Exercisable/
Name                  Exercise(1)  Realized(2)  Unexercisable  Unexercisable
---------            ------------  -----------  ------------   -------------

Dr. Ricardo Moro          --           --        600,000/--         --/--
Dr. Gerald Wittenberg     --           --        600,000/--         --/--
Dr. Gerald Wittenberg     --           --        252,278/-- (5)     --/--
Dr. Phil Gold             --           --        130,000/--         --/--

(1) The number of shares received upon exercise of options during the year ended December 31, 2002.
(2) With respect to options exercised during Biocurex's year ended December 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares. Subsequently, all of the options in this table, with the exception of options to purchase 252,278 shares held by Dr. Wittenberg, were exercised.
(4) For all unexercised options held as of December 31, 2002, the market value of the stock underlying those options as of December 31, 2002.
(5) On December 5, 2002 Biocurex's Board of Directors approved a resolution lowering the exercise price of these options from $0.50 to $0.05. Biocurex's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of Biocurex's common stock on the repricing date and as a result the options no longer served as an effective incentive to the holder of the options.

Options Granted and Exercised During Year Ended December 31, 2003 and Value of Options at Year End

The following tables set forth information concerning the options or warrants (collectively the "options") granted during the year ended December 31, 2003 to Biocurex's officers and directors and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2003.

                                          % of Total
                        Shares Issuable    Options
                        Upon Exercise     Granted to   Price Per    Expiration
 Name                     of Options       Employees    Share (2)     Date
------                 -----------------  -----------   --------    -----------

Dr. Ricardo Moro            800,000 (1)      24%         $0.001       8/31/08
Dr. Gerald Wittenberg       800,000 (1)      24%         $0.001       8/31/08
Dr. Gerald Wittenberg     1,275,000          39%         $0.08        1/15/08
Dr. Phil Gold               150,000 (1)       5%         $0.001       8/31/08


(1) These options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan.

                                                              Value (in $) of
                                                             Unexercised In-the-
                                                 Number of     Money Options at
                                                Unexercised    December   31,
                        Shares                  Options (3)      2002 (4)
                      Acquired On    Value      Exercisable/    Exercisable/
Name                  Exercise(1)  Realized(2)  Unexercisable  Unexercisable
----------           ------------  -----------  ------------   -------------
Dr. Ricardo Moro      150,000      $31,500        650,000/--     $146,250/--
Dr. Gerald Wittenberg 150,000      $31,500        650,000/--     $146,250/--
Dr. Gerald Wittenberg      --           --        252,278/--     $ 42,888/--
Dr. Gerald Wittenberg      --           --      1,275,000/--     $178,500/--
Dr. Phil Gold         210,000      $31,700                --              --


(1) The number of shares received upon exercise of options during the year ended December 31, 2003.
(2) With respect to options exercised during Biocurex's year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable.
(4) For all unexercised options held as of December 31, 2003, the market value of the stock underlying those options as of December 31, 2003.

Summary

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to Biocurex's Non-Qualified Stock Option Plan as of December 31, 2003. Biocurex's Non-Qualified Stock Option Plan has not been approved by Biocurex's shareholders.

                                                         Number of Securities
                     Number                              Remaining Available
                  of Securities                          For Future Issuance
                  to be Issued    Weighted-Average    Under Equity Compensation
                  Upon Exercise   Exercise Price of  Plans (Excluding Securities
                  of Outstanding   of Outstanding     Reflected in Column (a))
Plan category     Options  [a]      Options  [b]              [c]
-------------------------------------------------------------------------------

Non-Qualified Stock
 Option Plan         1,715,000           $0.03                 7,113,056

      Subsequent to April 15, 2004 options to purchase 865,000 shares of common stock were granted pursuant to the Non-Qualified Stock Option Plan.

      The following sets forth certain information as of May 15, 2004 concerning the stock options and stock bonuses granted by Biocurex pursuant to the Plans. Each option represents the right to purchase one share of Biocurex's common stock.
                  Total Shares                         Shares       Remaining
                    Reserved     Options   Options    Issued As   Options/Shares
Name of Plan       Under Plans   Granted   Exercised  Stock Bonus   Under Plans
------------        -----------  -------   ---------  -----------  ------------

Non-Qualified
Stock Option Plan    12,500,000  6,441,944   4,516,944     N/A      6,248,056

Stock Bonus Plan      5,500,000      N/A        N/A    1,134,250    4,365,750

      The following table summarizes the options and stock bonuses exercised by Biocurex's officers, directors, employees and consultants pursuant to the Plans, as well as outstanding options, as of May 15, 2004.

Non-Qualified Stock Options
---------------------------

                        Options    Exercise     Expiration    Options Exercised
Name                    Granted     Price        Date (2)     as of May 15, 2004
----                     -------   ---------   -----------   -------------------

Ricardo Moro            500,000      $0.07 (1)   11/01/04        500,000
Ricardo Moro            800,000      $0.001(4)   08/31/08        150,000
Ricardo Moro            650,000      $0.001      03/31/09             --
Gerald Wittenberg       500,000      $0.07 (1)   11/01/04        500,000
Gerald Wittenberg       800,000      $0.001(4)  08/31/08         150,000
Gerald Wittenberg       650,000      $0.001      03/31/09             --
Phil Gold               130,000      $0.07 (1)   11/01/04        130,000
Phil Gold               150,000      $0.001      08/31/08        150,000
Phil Gold               150,000      $0.001      03/31/09        150,000

Shelly Singhal          312,500      $0.16            (3)        312,500
Shelly Singhal          400,000      $0.16            (3)        400,000
Shelly Singhal          287,500      $0.16            (3)        287,500
Shelly Singhal          277,777      $0.18            (3)        277,777
Shelly Singhal          104,167      $0.24            (3)        104,167
Other employees and
   consultants:         600,000      $0.17       06/12/03        600,000
                        715,000      $0.07 (1)   11/01/04        565,000
                        265,000      $0.14        1/01/07             --
                        200,000      $0.22       03/31/06        200,000
                        250,000        (5)       05/10/04             --
                     ----------
                      7,741,944
                      =========

(1) On December 5, 2002 Biocurex's Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07. Biocurex's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of Biocurex's common stock on the repricing date and as a result the options no longer served as an effective incentive to the holders of the options

(2) The options may expire on earlier dates as the result of the termination of the option holder's employment or other association with Biocurex.

(3) On May 6, 2003 Biocurex entered into a consulting agreement with First Securities USA, Inc., which provides that First Securities will provide advice to Biocurex concerning corporate structure, mergers, acquisitions, related business combinations, marketing and policies and procedures.

      The consulting services will be provided by Shelly Singhal, an employee of First Securities, and as a result Mr. Singhal will receive any shares issuable upon the exercise of these options.

      As consideration for these consulting services, Biocurex granted First
      Securities:

o An option to purchase up to 1,000,000 shares of Biocurex's common stock, exercisable at mutually agreeable prices prior to exercise; and
o At the election of Biocurex, an option to purchase up to an additional 3,000,000 shares of Biocurex's common stock, exercisable at mutually agreeable prices prior to exercise.

      As of May 15, 2004 Mr. Singhal had exercised options to purchase 1,381,944 shares of Biocurex's common stock. The exercise prices are shown in the table.

(4) The exercise price of these options was set at below market value to compensate Dr. Moro and Dr. Wittenberg for services provided to Biocurex.
(5) Exercise price is 90% of the market price of Biocurex's common stock on the date prior to exercise of option.

Stock Bonuses

      As of May 15, 2004 Biocurex had issued shares of its common stock pursuant to its Stock Bonus plan to the following persons:

      Name                                 Date          Shares
      ----                                 ----          -------

      Former employee and consultants     various       1,134,250

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

      The following table sets forth, as of May 31, 2004, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex's common stock (ii) each officer and director of Biocurex (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                        Number of           Percent of
     Name and Address                   Shares (1)            Class

     Dr. Ricardo Moro                  1,550,000               5.6%
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

     Dr. Gerald Wittenberg             3,902,548              13.3%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4

     Dr. Phil Gold                            --                 0%
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4


     All Officers and Directors
     as a Group (3 persons)            5,452,548              18.9%

(1) Includes shares issuable upon the exercise of options granted to the following persons, all of which are presently exercisable.

                                   Shares Issuable Upon      Option Exercise
         Name                      Exercise of Options           Price
         ----                      --------------------     ------------------

         Dr. Ricardo Moro               650,000                 $0.001
         Dr. Ricardo Moro               650,000                 $0.001
         Dr. Gerald Wittenberg          252,278                 $0.05
         Dr. Gerald Wittenberg        1,275,000                 $0.08
         Dr. Gerald Wittenberg          650,000                 $0.001
         Dr. Gerald Wittenberg          650,000                 $0.001

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As of December 31, 2000, Biocurex was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000 Biocurex owned one thoroughbred horse and had 2,525,000 outstanding shares of common stock. The officers and directors of Biocurex at that time were Kevin B. Halter, Kevin B. Halter Jr., and Pam J. Halter. The Halter's collectively owned 1,900,000 shares of Biocurex's common stock. During the year ended December 31, 2001, Biocurex transferred the thoroughbred horse, having a net book value of $13,128, to the Halter's as payment in full on the advances given to Biocurex totaling $72,303. The difference of $59,175 was recorded as a contribution to capital.

      On February 20, 2001, Ignacio Martinelli purchased 1,892,308 shares from the Halters for $50,000. In connection with this transaction, the Halters elected Mr. Martinelli as a director and then resigned their positions as officers and directors of Biocurex. Biocurex also ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

      On February 21, 2001, Biocurex issued 150,000 (1,950,000 post split) shares of its common stock to acquire all of the issued and outstanding shares of Lagostar Trading S.A. At the time of this acquisition, Lagostar Trading owned certain technology and patents, which relate to the early detection of cancer. Prior to its acquisition by Biocurex, all of the outstanding shares of Lagostar Trading were owned by relatives of Dr. Ricardo Moro, an officer and director of Biocurex.

      On March 1, 2001, Biocurex's Board of Directors declared a 13-for-1 forward stock split.

      As a result of this forward split, Mr. Martinelli owned 24,600,004 shares of common stock and Biocurex's capitalization increased to 32,825,026 outstanding shares of common stock.

      On March 25, 2001, Biocurex acquired the following assets from Pacific Biosciences Research Centre, formerly named Curex Technologies Inc., in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869, which were payable by Pacific Biosciences to various third parties:

o     Patents
o     Proprietary technology
o     Cash in the amount of $129,032
o     A 51% interest in Biolargo.

      Dr. Ricardo Moro was at the time of this acquisition and at present is, the president and sole shareholder of Pacific Biosciences.

      On April 20, 2001, Mr. Martinelli, as Biocurex's sole director, appointed Dr. Ricardo Moro, Dr. Gerald Wittenberg and Dr. Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

      In March 2001, Mr. Martinelli returned 24,600,004 shares of common stock to Biocurex for cancellation.

      In May 2001, Biocurex issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which Biocurex assumed in connection with the acquisition of assets from Pacific Biosciences Research Centre. Dr. Wittenberg received 519,270 of these shares.

      Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro. See Item 1 of this report for information concerning amounts billed to Biocurex by Pacific BioSciences Research Centre. As of December 31, 2003 Biocurex owed Pacific BioScience Research Centre approximately $322,000 for research and $24,000 for general and administrative expenses paid by Pacific Bioscience Research Centre on behalf of Biocurex.

      On December 18, 2001, Dr. Gerald Wittenberg was issued warrants to purchase 252,278 shares of Biocurex's common stock at $0.50 per share. These warrants, which expire on December 31, 2006, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to Biocurex. On December 5, 2002, Biocurex's Board of Directors approved a resolution lowering the exercise price of these warrants from $0.50 to $0.05. As of December 31, 2003 Biocurex owed Dr. Wittenberg $143,089, plus accrued interest of $66,726, in connection with these loans. The amounts due Dr. Wittenberg bear interest at 11% per year, are unsecured and are due on demand. In January 2003 Dr. Wittenberg was issued a warrant to purchase 1,275,000 shares of Biocurex's common stock at a price of $0.08 per share. This warrant expires on January 15, 2008.

      At December 31, 2002 Biocurex owed Dr. Moro-Vidal and Dr. Wittenberg $54,000 each for accrued compensation. In March 2003 Dr. Moro-Vidal and Dr. Wittenberg each applied $35,000 of the amount owed to them by Biocurex toward the exercise price of options to purchase 500,000 shares of Biocurex's common stock. In March 2003 Biocurex issued Dr. Moro-Vidal and Dr. Wittenberg 250,000 shares each in payment of $12,000 of accrued compensation.

      In March 2003 Biocurex issued 725,000 shares of its common stock in settlement of $132,000 in liabilities owed to four persons who were not affiliated with Biocurex.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

ExhibitNumber                                            Exhibit Name

ExhibitNumber                                            Exhibit Name

3.1      Certificate of Incorporation          Incorporated  by  reference to
                                               Exhibit  3.1 to the  Company's
                                               Registration    Statement   on
                                               Form 10-SB.

3.2      Bylaws                                Incorporated by reference to
                                               Exhibit 3.2 to Registration
                                               Statement on Form 10-SB.

4.1      Non-Qualified Stock Option Plan
                                               Incorporated by reference to
                                               Exhibit 4.1 of the Company's
                                               Registration Statement on Form
                                               S-8 (Commission File No.
                                               333-103259).


4.2      Stock Bonus Plan                      Incorporated by reference to
                                               Exhibit 4.2 of the Company's
                                               Registration Statement on Form
                                               S-8 (Commission File No.
                                               333-103529).

10.1 Asset Purchase Agreement relating to the acquisition of Lagostar Trading S.A.
                                               Incorporated by reference to
                                               Exhibit 10.2 to the Company's
                                               report on Form 8-K dated February
                                               20, 2001.

10.2     Asset Purchase Agreement with
         Curex Technologies, Inc.              Incorporated by reference to
                                               Exhibit 10.2 to the Company's
                                               report on Form 10-KSB for the
                                               year ended December 31, 2001.

10.4     Consulting Agreement with
         Dr. Gonzalo Ardao
                                               Incorporated by reference to
                                               Exhibit 4.3 to the Company's
                                               Registration Statement on Form
                                               S-8 (Commission File No.
                                               333-103259).

10.5     Consulting Agreement with
          Dr. Gabriela Gualco                  Incorporated by
                                               reference to Exhibit 4.4 to the
                                               Company's Registration Statement
                                               on Form S-8 (Commission File No.
                                               333-103259).

23.1     Consent of Accountants
                                               ----------------------------

31       Rule 13a-14(a) Certifications
                                               ----------------------------

32       Section 1350 Certifications
                                               ----------------------------

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Stonefield & Josephson, Inc. served as Biocurex's independent public accountants for the fiscal years ended December 31, 2002 and 2003.

      The following table sets forth the aggregate fees billed to Biocurex for the years ended December 31, 2002 and 2003 by Stonefield & Josephson, Inc.

                                     2002        2003
                                    ------     -------

Audit Fees                       $ 20,000     $60,843
Audit Related Fees                  7,097      26,500
Financial Information Systems          --          --
Design and Implementation Fees         --          --
Tax Fees                               --          --
All Other Fees                         --          --

    Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB for the fiscal year. Audit related fees pertain to reviews of registration statements filed by Biocurex during the year with the Securities and Exchange Commission. Before Stonefield & Josephson, Inc. was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors. Biocurex's Board of Directors is of the opinion that the Audit Related Fees charged by Stonefield & Josephson, Inc. are consistent with Stonefield & Josephson, Inc. maintaining its independence from Biocurex.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




                                      INDEX



Independent Auditors' Report                                             F-1

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statements of Comprehensive Loss                                         F-4

Statements of Stockholders' Equity                                   F-5 - F-9

Statements of Cash Flows                                            F-10 - F-12

Notes to Financial Statements                                       F-13 - F-35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 WHISPERING OAKS INTERNATIONAL, INC.

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. as of December 31, 2003, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and the period from January 1, 2001 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period from January 31, 2001 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no ongoing source of revenue and has incurred significant losses from operations. The Company has a negative cash flow from operations and a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Stonefield Josephson, Inc.
                                              ------------------------------
                                                 STONEFIELD JOSEPHSON, INC.
                                                 Certified Public Accountants


Santa Monica, California
May 14, 2004

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development Stage)

                        BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS


Current Assets:
 Cash and cash equivalents                              $ 133,349
 Investment - securities, at market                       210,000
 Other current assets                                       4,657
                                                     ------------
   Total current assets                                   348,006
Patents, net                                              207,632
                                                       ----------

  Total Assets                                         $  555,638
                                                       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                $ 132,472
Due to related parties                                    572,668
Convertible notes payable                                 476,743
Deferred revenue                                          162,000
                                                       ----------

  Total current liabilities                             1,343,883
                                                       ----------

Commitments and contingencies (Note 10)                         -

Stockholders' Equity:
Common stock, $0.001 par value; 125,000,000
  shares authorized, 24,983,564 shares issued
  and outstanding                                          24,983
Additional paid-in capital                              3,741,470
Prepaid consulting services                              (133,333)
Comprehensive income - unrealized gain                     48,000
Accumulated deficit                                    (4,469,365)
                                                     ------------
  Total stockholders' equity                             (788,245)
                                                     ------------

 Total Liabilities and Stockholders' Equity           $   555,638
                                                      ===========


The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                            STATEMENTS OF OPERATIONS

                                                                     Losses
                                                                  Accumulated
                                                                     During
                                           For the               Development
                                         years ending           Stage January 1,
                                          December 31               2001 to
                                       --------------------       December 31,
                                         2003           2002           2003
                                       ----------------------------------------
                                                   (Restated)

Revenue, net                          $       -       $  5,450       $  5,450
                                      ---------      ---------       --------

General and administrative expenses:
   Depreciation and amortization         16,535        13,631          40,389
   Professional and consulting fees   1,316,317       632,721       2,509,251
   Research and development, paid
     to a  related party (Note 5)       322,400       426,500         913,900
   General and administrative
       expense                          328,724       102,598         664,838
                                      ---------      --------       ---------
Total general and administrative
   expenses                           1,983,976     1,175,450       4,128,378
                                     ---------      ---------       ----------
Loss from operations                 (1,983,976)   (1,170,000)     (4,122,928)
Other income (expense):
   Interest income                        4,657       328,622         333,279
   Interest expense                    (673,220)            -        (688,658)
   Gain on sale of equity investment          -       194,607          89,533
   Gain on extinguishment of
      convertible debt                   33,584             -          33,584
                                      ---------     ---------       ----------
      Total other income (expense)     (634,979)      523,229        (232,262)
                                      ---------     ---------       ----------

Net loss                            $(2,618,955)    $(646,771)     (4,355,190)
                                    ===========     =========      ==========

 Net loss per share - basic and
     diluted                        $     (0.12)    $   (0.05)    $     (0.05)
                                    ===========     =========      ==========
 Weighted average shares outstanding -
        basic and diluted            21,843,286    11,975,715      14,928,550
                                    ===========     =========      ==========









The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                        STATEMENTS OF COMPREHENSIVE LOSS


                                                         Losses
                                                                  Accumulated
                                                                  During the
                                                                  Development
                                       For the Years Ending     Stage January 1,
                                          December 31          2001 to December
                                  -------------------------         31, 2003
                                     2003           2002       -----------------
                                     ----           ----        (Restated)
 COMPREHENSIVE LOSS
 Net Loss                        $(2,618,955)   $ (646,771)     $ (4,355,190)

     Unrealized gain on equity
       investment                     48,000             -            48,000

     Foreign Currency
       Translation Adjustment              -       (28,213)                -
                                 -----------    ----------      ------------
 COMPREHENSIVE LOSS              $(2,570,955)  $  (674,984)    $  (4,307,190)
                                 ============  ============    ==============
















The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                 (JANUARY 1, 2001) THROUGH DECEMBER 31, 2003



                                                              Additional   Prepaid      Other                   Shareholder
                                             Common Stock       Paid-In   Consulting  Comprehensive  Accum.        Equity
                                           Shares    Amount     Capital    Services   Income(loss)  Deficit    (Deficiency)
                                             #          $          $           $            $          $             $
                                           ------    ------   ----------  ----------  ------------  -------    --------------
Balance at January 1, 2001               8,225,022    8,225      46,775         -             -    (114,175)      (59,175)
Capital contributed relating to the
 forgiveness of advances payable
 (February 2001)                                 -        -       59,175        -             -           -        59,175
Issuance of common stock at $2.00
per share for patents and intellectual
properties after giving effect to
13-for-1 reverse split (February, 2001)  1,950,000    1,950       (1,950)       -             -           -             -
Issuance of common stock at $1.51 per
share in settlement of convertible notes
payable (May 2001)                       1,544,404    1,545      464,616        -             -           -       466,161
Issuance of common stock for cash:
October 2001 - $1.25 per share              52,000       52       65,000        -             -           -        65,052
December 2001 - $0.97 per share             32,260       32       31,406        -             -           -        31,438
Issuance of common stock at $2.00
per share for services rendered
(December 2001)                             11,000       11       21,989        -             -           -        22,000
Issuance of warrants                             -        -      175,000        -             -           -       175,000
Cumulative foreign currency
translation adjustment                           -        -            -        -        28,213           -        28,213
Net loss for the year ended
December 31, 2001                                -        -            -        -             -  (1,089,464)   (1,089,464)
                                          --------    -----     --------   ------      --------  ----------    ----------

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                 (JANUARY 1, 2001) THROUGH DECEMBER 31, 2003

                                                               Additional   Prepaid        Other                   Shareholder
                                             Common Stock       Paid-In    Consulting  Comprehensive    Accum.        Equity
                                           Shares      Amount   Capital    Services    Income(loss)    Deficit    (Deficiency)
                                             #           $          $           $            $            $             $
                                           ------      ------  ---------   ---------   ------------    -------    --------------
Balance at December 31, 2001
as restated                              11,814,686    11,815     862,011          -       28,213     (1,203,639)     (301,600)
Sale of common stock at $0.75
per share (January 2002)                    105,313       105      78,880          -            -              -        78,985
Issuance of common stock at $0.10
per share in settlement of convertible
notes payable (December 2002)             1,100,000     1,100     108,900          -            -              -       110,000
Issuance of common stock for
services rendered April 2002 -
$0.64 per share                              77,149        77      49,062          -            -              -        49,139
July 2002 - $1.25 per share                   7,400         8       9,207          -            -              -         9,215
Issuance of common stock for
Consulting services to be performed
at $0.05 per share (November 2002)        2,300,000     2,300     112,700   (115,000)           -              -             -
Issuance of common stock in exchange
for accounts payable at $0.08 per
share (December 2002)                       929,244       929      74,181          -            -              -        75,110
Issuance of options                               -         -      21,042          -            -              -        21,042
Issuance of warrants                              -         -     207,188          -            -              -       207,188
Reclassification of warrants and
 options to liability                             -         -    (529,785)         -            -              -      (529,785)
Reclassification of warrant
 liability to equity                              -         -      71,675          -            -              -        71,675
Beneficial conversion feature of
 convertible debt                                 -         -      99,800          -            -              -        99,800
Cumulative foreign currency translation
  adjustment                                      -         -           -          -      (28,213)             -       (28,213)
Net loss for the year ended December 31,
2002- restated                                    -         -           -          -            -       (646,771)     (646,771)
                                           --------     -----    --------     ------     --------     ----------     ---------



The accompanying notes are an integral part of these financial statements

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                 (JANUARY 1, 2001) THROUGH DECEMBER 31, 2003

                                                                Additional   Prepaid      Other                    Shareholder
                                             Common Stock         Paid-In   Consulting  Comprehensive   Accum.        Equity
                                           Shares      Amount     Capital    Services   Income(loss)   Deficit    (Deficiency)
                                             #            $          $           $            $           $             $
                                           ------      ------   ----------  ----------  ------------   -------    --------------

Balance -  December 31, 2002 as
  restated                               16,333,792     16,334   1,164,861   (115,000)         -    (1,850,410)     (784,215)
Issuance of common stock - in
settlement of debt March 2003 -
$0.13 per share                           1,225,000      1,225     154,775          -          -             -       156,000
April 2003 - $0.17 per share                300,000        300      50,700          -          -             -        51,000
July 2003 - $0.19 per share                 353,000        353      66,718          -          -             -        67,071
October 2003-$0.24 per share                300,000        300      71,581          -          -             -        71,881
Sale of common stock January
2003-$0.07 per share                        900,543        900      62,137          -          -             -        63,037
November 2003-$0.21 per share               288,095        288      60,195          -          -             -        60,483
Issuance of common stock - exercise of
options in exchange for payables -
March 2003-$0.07 per share                1,560,000      1,560     107,640          -          -             -       109,200
June 2003 -$0.17 per share                  305,822        306      51,594          -          -             -        51,900
November 2003-$0.001 per share              450,000        450           -          -          -             -           450
Issuance of common stock - exercise
of options for cash March 2003 -
$0.07 per share                             135,000        135       9,315          -          -             -         9,450
May 2003-$0.16 per share                  1,000,000      1,000     159,000          -          -             -       160,000
June 2003-$0.17 per share                   294,118        294      49,706          -          -             -        50,000
October 2003-$0.18 per share                277,777        278      49,722          -          -             -        50,000
November 2003-$0.24 per share               104,167        104      24,896          -          -             -        25,000
Issuance of common stock for services
Rendered March 2003-$0.40 per share         156,250        156      62,344          -          -             -        62,500
October 2003-$0.16 per share              1,000,000      1,000     159,000   (160,000)         -             -             -
Issuance of options to directors under
the bonus plan                                    -          -     315,000          -          -             -       315,000


The accompanying notes are an integral part of these financial statements

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                 (JANUARY 1, 2001) THROUGH DECEMBER 31, 2003

                                                              Additional   Prepaid      Other                   Shareholder
                                             Common Stock       Paid-In   Consulting    Compre      Accum.        Equity
                                           Shares    Amount     Capital    Services   Income(loss)  Deficit    (Deficiency)
                                             #          $          $           $            $          $             $
                                           ------    ------   ----------  ----------  ------------  -------    --------------

Consulting agreement amortization for 2003      -         -           -     141,667            -            -         141,667
Options granted for consulting services         -         -     526,349           -            -            -         526,349
Issuance of warrants attached to
convertible notes                               -         -     274,601           -            -            -         274,601
Beneficial conversion feature related to
convertible notes                               -         -     255,142           -            -            -         255,142
FMV of warrants issued for loan provided
to company                                      -         -      99,778           -            -            -          99,778
Reacquisition value of beneficial
conversion feature                        (33,584)        -           -           -      (33,584)
Comprehensive income - unrealized gain          -         -           -           -       48,000            -          48,000
Net loss for the year ended
  December 31, 2003                             -         -           -           -            -   (2,618,955)     (2,618,955)
                                         --------     -----    --------      ------     --------   ----------       ---------
BALANCE -
 DECEMBER 31, 2003                     24,983,564    24,983   3,741,470    (133,333)      48,000   (4,469,365)       (788,245)
                                       ==========    ======   =========    =========    ========   ==========       =========









The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                            STATEMENTS OF CASH FLOWS

                                                                         Losses
                                                                    Accumulated during
                                            For the years ending     Development Stage
                                                December, 31        January 1, 2001 to
                                             2003          2002      December 31, 2003
                                            --------------------   -------------------

Cash flows used for operating activities:
Net loss                                 $(2,618,955)   $ (646,771)   $ (4,355,190)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Amortization expense                       16,535        13,631          40,389
   Amortization of consulting services       141,667             -         141,667
   Common stock issued for services                -        58,354          80,354
   Issuance of warrants                            -       199,967         374,967
   Compensation for options issued           331,350        21,042         352,392
   Fair market value of options/stock for
    consulting services                      572,499             -         572,499
   Discount on convertible debentures
     and due to related parties              629,521       107,021         736,542
   Interest income - variable accounting
     for equity instruments                        -      (458,110)       (458,110)
   Gain on extinguishments of convertible
      debt                                   (33,584)            -         (33,584)
   Gain on sale of BioLargo investment             -      (194,607)       (194,607)
   Allowance for uncollectible receivables   101,900             -         101,900
Changes in assets and liabilities:
   Decrease (increase) in accounts
     receivable                                5,608        (5,608)              -
   Increase in other current assets           (4,657)            -          (4,657)
   Increase in accounts payable and
     accrued liabilities                     130,751       135,349         580,116
                                            --------      --------        --------
 Net cash used for operating activities     (727,365)     (769,732)     (2,065,322)
 Cash flows provided by (used for)
   investing activities:
   Addition to patents                       (43,553)            -         (43,553)
   Proceeds from sale of investment                -       230,666         230,666
                                           ---------       -------         -------
  Net cash provided by (used for)
   investing activities                      (43,553)      230,666         187,113
                                             --------      -------         -------
Cash flows provided by financing activities:
   Proceeds from convertible notes payable   529,743       110,000         639,743
   Issuance of common stock                  123,521        78,985         298,996
   Exercise of stock options                 244,450             -         244,450
   Payment on convertible notes payable      (53,000)            -         (53,000)
   Increase in due to related parties         56,022       345,990         638,818
                                         -----------     ---------      ----------
      Net cash provided by financing
       activities                            900,736       534,975       1,769,007
                                          ----------     ---------       ---------
   Net increase (decrease) in cash
    and cash equivalents                     129,818        (4,091)       (109,202)
   Cash and cash equivalents, beginning        3,531         7,622         242,551
                                          ----------     ----------    -----------
   Cash and cash equivalents, ending      $  133,349     $   3,5311    $   133,349
                                          ==========     ==========    ===========


The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                            STATEMENTS OF CASH FLOWS

<
                                   For the years ending       Cumulative from
                                       December 31,          April 2000 through
                                    2003        2002         December 31, 2003
                                   -------------------     --------------------
Supplemental disclosure of
  cash flow information:
   Cash paid for:
       Interest expense             $ 779     $      -           $     779
                                    ======    ========           =========
       Income taxes                $    -     $      -           $       -
                                   ======     ========           =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

o During the year ended December 31, 2002, the Company issued 84,549 shares of the Company's common stock for services valued at $58,354.

o During the year ended December 31, 2002, the Company incurred $207,188 of expenses relating to the issuance of warrants.

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

o During the year ended December 31, 2002, the Company entered into a contract for consulting services that was performed in 2003, in exchange for 2,300,000 shares of the Company's common stock with a total value of $115,000.

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

o During the year ended December 31, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the strike price times the number of options exercised.



The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                      STATEMENTS OF CASH FLOWS (Continued)


NON-CASH INVESTING AND FINANCING ACTIVITIES:  (continued)

o During the year ended December 31, 2003, 1,450,000 stock options were exercised through reduction in amount due to related parties totaling $70,450, which is equal to the strike price times the number of options exercised.

o During the year ended December 31, 2003, 1,325,000 shares of common stock in settlement of accounts payable totaling $254,881, which is greater than the fair market value of the stock on the date of issuance.

o During the year ended December 31, 2003, 294,118 options were exercised by the issuance of a receivable totaling $50,000.

o In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.

o In November 2003, the Company entered into a contract for consulting services, in exchange for 1,000,000 shares of the Company's common stock with a total value of $160,000; $133,333 of the remaining amount is to be performed in 2004.

o In December 2003, the Company received securities with a value of $162,000. The fair market value at the end of the year was $210,000. The unrealized gain of $48,000 is included in other comprehensive income.









The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation/Line of Business

           Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") incorporated on December 8, 1997, under the laws of the state of Texas.

           During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics (see Note 2 (a)). The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise under the guidelines for Statement of Financial Accounting Standards No. 7.

           During the year ended December 31, 2001, the Company acquired a 51% ownership interest in BioLargo Technologies, Inc. ("BioLargo") incorporated on May 3, 1999, under the Canada Business Corporation's Act (see Note 2). In June of 2002, the Company entered into an agreement to sell 9,000,001 shares of its 10,000,001 shares owned to an unrelated third party (see Note 15). This transaction has been accounted for as a Gain on Sale of Equity Investment.

           Going Concern

           The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of the Company exceed the carrying value of the assets. Also, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. As of December 31, 2003, the Company has a working capital deficiency of $995,877 and incurred a loss for the year ended December 31, 2003, of $2,618,955 and $4,355,190 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

           Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Reclassification

           The following reclassifications have been made to prior year balances to conform to current year presentation:

          o Public relations and advertising, travel and entertainment and other general and administrative expense have been combined into General and Administrative Expense.

          o Gain on Sale of Investment and Discontinued Operations have been combined into Gain on Sale of Equity Investment.

           Restatement

           On February 21, 2001, the Company acquired patents and intellectual property from Lagostar Trading, S.A., in exchange for 1,950,000 shares of the Company's common stock, after giving effect to a 13-for-1 forward stock split which took place in March 2001.

           On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. in consideration for the assumption by the Company of convertible notes payable by Curex and totaling $2,326,869. (See
           Note 2). The notes were convertible, at the option of the Company, into shares of the Company's common stock on the basis of one share of common stock for each $2.00 of note principal or interest converted.

           The patents and intellectual property acquired from Lagostar were originally valued at $3,900,000. In accordance with P. 9 of FAS 142, the value of the Company's common stock given in exchange was considered to be more clearly evident than the fair value of the patents and intellectual property received. For financial reporting purposes, the common stock issued in the Lagostar transaction was originally valued at $2.00 per share. The $2.00 per share valuation was based upon the conversion rate of the Curex promissory notes which were assumed by the Company. The Company's offer to assume the notes from the Curex noteholders began on February 21, 2001, the date the Company acquired Lagostar.

           The assets acquired from Curex were originally valued in accordance with P.9 of FAS 142 in an amount equal to the liabilities assumed.

           In connection with the preparation of its financial statements for the year ended December 31, 2003 the Company determined that its accounting treatment with respect to the Lagostar and Curex transactions was incorrect.

           Since the Company was not operating at the time of the Lagostar acquisition, the shares issued for Lagostar's patents and intellectual property were considered to be without any value. Consequently, and in accordance with FAS 142, the value of the assets acquired from Lagostar were, for financial reporting purposes, deemed to be without any value.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Restatement (cont'd)

           The Curex notes assumed by the Company in March 2001 could only be paid by converting the notes to common stock since the Company did not have the ability to pay the notes with cash. In May 2001 the Company elected to convert the notes and issued 1,544,404 shares of its common stock in payment of the notes and accrued interest. Since the shares of common stock issued as payment for the notes could not be valued, it was determined that for financial reporting purposes the intellectual property acquired from Curex, and originally valued at $1,715,674, should be shown with no value. In addition, the value of the patents acquired from Curex was reduced by $149,410 so as to reflect the amount spent by Curex in obtaining the patents.

           The financial statements for the years ended December 31, 2002 and 2001 have been restated to reflect the changes to the valuation of the intellectual property and patents acquired from Lagostar and Curex and the associated amortization of such intellectual property and patents. This restatement resulted in the following changes:

  Balance Sheet
  -------------                                      2002             2001
                                                   -------           ------
       Additional Paid-in Capital,
         as previously reported                 $  6,929,945    $  6,627,095
       Prior period adjustment-Intellectual
       Property                                   (5,585,674)     (5,585,674)
       Prior period adjustment-Patents              (179,410)       (179,410)
                                                 -----------    ------------
       Additional Paid-in Capital,
         as restated                           $   1,164,861    $    862,011
                                               =============    ============
       Total stockholders' equity (deficit),
         as previously reported                $   4,680,653    $  5,175,229
       Prior period adjustment                    (5,464,868)     (5,476,829)
                                               -------------    ------------
       Stockholders' Equity (Deficit),
         as restated                           $    (784,215)   $   (301,600)
                                               =============    ============

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Statements of Operations
           ------------------------                2002                 2001
                                                -------------------------------
           Total general and administrative
            expenses, as previously reported   $  1,187,411       $  1,257,207
           Prior period adjustments                 (11,961)          (288,255)
                                               ------------       ------------
           Total general and administrative
             expenses, as restated             $  1,175,450       $    968,952

           Loss from operations, as previously
             reported                           $(1,181,961)      $ (1,257,207)
           Prior period adjustments                  11,961            288,255
                                               ------------        -----------
           Loss from operations, as restated    $(1,170,000)      $   (968,952)

           Total other income (expense), as
            previously reported                $    559,288       $    (15,438)
           Reclassification (1)                     (36,059)          (105,074)
                                               ------------       ------------
           Total other income (expense),
            as restated                        $    523,229       $   (120,512)

           Loss from continuing operations,
             as previously reported            $   (622,673)      $ (1,272,645)
           Prior period adjustments and
             reclassification (2)                   (24,098)           183,181
                                               ------------       ------------
           Loss from continuing operations,
             as restated                       $   (646,771)      $ (1,089,464)

           Net loss, as previously reported    $   (658,732)      $ (1,377,719)
           Prior period adjustments                  11,961            288,255
                                               ------------       ------------
           Net loss, as restated               $   (646,771)      $ (1,089,464)

           Net loss per share - basic and
             diluted, as previously reported   $      (0.06)      $      (0.12)
           Prior period adjustments                    0.01               0.02
                                               ------------       ------------
           Net loss per share - basic and
              diluted, as restated             $      (0.05)      $      (0.10)
                                               ============       ============


(1) The loss from the operations of the Company's subsidiary, Biolargo Technologies Inc., ($36,059 in 2002 and $105,074 in 2001) was reclassified from Discontinued operations to Total other income (expense).

(2) Prior period adjustment (reduction in depreciation - $11,961 in 2002 and $288,255 in 2001) offset by reclassification of loss from operations of Biolargo Technologies.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Use of Estimates (cont'd)

          At December 31, 2003, the Company used estimates to determine the realization of its patents. (See "Patents", and "Long-Lived Assets" below.) The Company estimates the recoverability of these assets by using undiscounted cash flows based on future operating activities. Actual results could differ from those estimates.

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

           Investments:

           Investments consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected, net of tax, as other comprehensive income in stockholders equity.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Patents

           The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles." Under this pronouncement, if an asset has a definite life, then the guidelines under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" apply. The patents are stated at cost and have a definite life of 15 years. Amortization is calculated using the straight-line Long-Lived Assets method over the estimated useful life of 15 years. Patents are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 142. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2003. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

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

           Research and Development

           Research and development costs are expensed as incurred.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Advertising Costs

           Advertising costs will be expensed as incurred and will be included in general and administrative expenses. The Company has not incurred any advertising expenses during 2003 or 2002.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Stock-Based Compensation (cont'd)

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

           Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                                                      2003           2002
                                                      ----           ----

               Net loss                         $(2,618,955)  $   (646,771)
               Option expense recorded in
                 accordance with APB 25             315,000             --
               Compensation expense                (346,170)    (1,405,800)
                                             --------------   ------------
                   Proforma loss                $(2,650,125)   $(2,052,571)
                                                ============   ============

               Basic and diluted loss per share:
                   As reported               $        (0.12)   $     (0.05)
                                             ==============    ===========
                   Proforma                  $        (0.12)   $     (0.17)
                                             ==============    ===========

           The following assumptions were used to calculate the expense at year end due to variable accounting: average risk-free interest rate of 1.31%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

           Earnings Per Share

           During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2003 and 2002, the Company had approximately 15,959,403 and 4,816,095, respectively, of anti-dilutive securities.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Comprehensive Loss

           In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Since the Company has items that represent comprehensive loss, a Statement of Comprehensive Loss has been included in the accompanying financial statements.

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

           New Accounting Pronouncements

           In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, ("VIE") an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

           During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIE's created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its financial statements, results of operations or liquidity resulting from the adoption of this in this interpretation.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           New Accounting Pronouncements (continued)

           In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exceptions, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and all provisions of this statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have an impact on its financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its financial statements.

NOTE 2 -   ACQUISITION OF ASSETS

           a) On February 21, 2001, the Company acquired patents and intellectual properties from Lagostar Trading S.A., in exchange for 1,950,000 shares of the Company's common stock, after giving effect to a 13-for-1 forward stock split which took place in March 2001. The acquisition of the patents and intellectual properties was accounted for using the fair value of the stock, which for accounting purposes was not practicably determinable, since the Company was not operating at the time of this acquisition. As a result, for financial reporting purposes no value was assigned to the patents and the intellectual property.

               The intellectual property acquired by the Company relate to the rights to a new cancer marker technology. The technology identifies a universal cancer biomarker or receptor known as RECAF, thereby allowing detection of malignant cancer from blood test or tissue biopsies. The technology can also be used to image the location of the cancer and improve upon the present detection systems.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2 -   ACQUISITION OF ASSETS (Continued)

           b) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. ("Curex") in consideration for the assumption by the Company of convertible notes payable by Curex in the amount of $2,326,869 (see Note 4). The assets acquired consisted of:

                                                           As Originally
                                             Restated         Reported
                                             ---------     -------------

                 Patents                     $ 204,468   $    353,878
                 Intellectual Properties             -      1,715,674
                 Cash                          129,032        129,032
                 Interest in BioLargo's net
                    book  value                128,285        128,285
                                             ---------    -----------
                     Total assets acquired   $ 461,785    $ 2,326,869
                                             =========    ===========

           As of the date of acquisition, BioLargo's net book value was as follows:

                   Cash and cash equivalents               $    2,731
                   Inventory                                   83,475
                   Accounts receivable                            556
                   Prepaid expenses and other current assets    2,985
                   Patents                                    213,239
                                                         ------------
                                                              302,986
                   Accounts payable                           (51,446)
                                                        -------------
                   Net book value                             251,540
                   Less: minority interest                   (123,255)
                                                         ------------
                   Investment in BioLargo                 $   128,285
                                                          ===========

           On June 28, 2002, the Company entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock. The option agreement expired on December 31, 2002. The purchase price for the 9,000,001 shares is $505,000. As of December 31, 2002, the Company received $180,666 from Turtle and transferred 3,150,000 shares of BioLargo's stock to Turtle. BioLargo had assets of approximately $423,000 with liabilities totaling approximately $310,000 as of June 28, 2002. The Company's initial investment in BioLargo was approximately $128,000. On November 29, 2002, the Company sold 900,000 shares of BioLargo to another entity for consideration totaling $50,000. During the year ended December 31, 2002, the Company recognized a gain of $230,666 on the sale of its investment in BioLargo.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2 -   ACQUISITION OF ASSETS (Continued)

           The following represents the Company's allocation of profit and loss for its ownership of BioLargo:


               Initial investment                                $ 128,285
              Company's share of BioLargo's losses
               for 2001                                           (105,074)
              BioLargo's losses for 2002, maximum of
                investment                                         (23,211)
                                                                 ---------
                   Net investment at time of sale                $   (0.00)
                                                                 =========


           As of December 31, 2002, the Company still retained an approximate ownership percentage of 30% and does not currently have a buyer for the additional shares that they wanted to sell. Therefore the Company has accounted for the investment as an equity investment at December 31, 2003 and 2002 with a value for financial reporting purposes of zero. The gain on the sale of the shares has been included as part of other income (expense) at December 31, 2002.

           c) The Company's December 31, 2002 financial statements have been restated to reflect a change in accounting for the Lagostar and the Curex transactions. See Note 1 for information concerning the restatement.

NOTE 3 -   INVESTMENT - SECURITIES

           In December 2003 the Company entered into a licensing agreement whereby it would license part of its technology in exchange for cash and common stock. In October 2003 the Company received 600,000 shares of common stock at a value of $162,000. Under fair market value accounting the Company has adjusted the balance for the equity investment to $210,000 and recorded $48,000 as unrecognized gain in other comprehensive income.

NOTE 4 -   PATENTS

           As discussed in Note 2, the Company has acquired certain patents. These patents consist of developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in approximately 24 countries with ongoing registrations currently being conducted.

           The patents have a cost totaling $248,021 and were acquired as follows:

          a) No value was assigned to the patents that were acquired relating to the acquisition from Lagostar (see Note 2a).

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 4 -   PATENTS (Continued)

          b)   Patents   totaling   $204,468  were  acquired   relating  to  the
               acquisition of certain assets of Curex (see Note 2b).

          c)   During 2003, patent costs totaling $43,553 were capitalized.

           A schedule of the patents as of December 31, 2003 is as follows:



                  Patents                             $ 248,021
                  Less, accumulated amortization        (40,389)
                                                       --------
                     Net patents                      $ 207,632
                                                      =========

           Amortization expense totaled $16,535 and $13,631 (restated) for the years ended December 31, 2003 and 2002, respectively. Future amortization expense is as follows:

                                  Year ended
                                  December 31,
                                  ------------
                                    2004                   $   16,535
                                    2005                       16,535
                                    2006                       16,535
                                    2007                       16,535
                                    2008                       16,535
                                 Thereafter                   124,957
                                                           ----------
                                                           $  207,632
                                                           ==========

NOTE 5 -   RELATED-PARTY TRANSACTIONS

           The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. The Company's related-party transactions are as follows:

            a)   Due to shareholder-principal           $ 143,089
                 Due to shareholder-interest               66,726
            b)   Due to  shareholder/director              16,050
            c)   Due to Pacific BioScience Research
                    Centre                                346,803
                                                        ---------
               Total due to related parties            $  572,668
                                                       ==========

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 5 -   RELATED-PARTY TRANSACTIONS (Continued)

a) During the year ended December 31, 2003, the Company received advances from a director of the Company that are unsecured, bear interest at 11% and are due on demand. In January 2003, this officer and director advanced an additional $120,000 to the Company and, under an agreement dated January 13, 2003, he received 1,275,000 warrants entitling him to purchase common shares at an exercise price of $.08 per share as consideration for this advance. The proceeds were allocated between the debt and the warrants based on their relative fair value. The discount totaled $99,778 and is included in interest expense due to the debt being due on demand. The fair market value of the warrants was determined using the Black Scholes pricing model. The assumptions were as follows: average risk-free interest rate of 1.36%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%. During the year December 31, 2003, repayment of advances totaled $259,971. The amount of interest recognized during the years ended December 31, 2003 and 2002, was $26,873 and $29,035, respectively and has been accrued as part of the due to related parties.

b) During the year ended December 31, 2002, the Company incurred management fees of $54,000 with two shareholders and directors of the Company.

c) On March 25, 2001, the Company acquired certain assets from Curex Technologies, Inc. (now named Pacific BioScience Research Centre Inc.) in consideration for the assumption by the Company of convertible notes payable by Curex in the amount of $2,326,869. (See Note 2). The notes were subsequently converted into 1,544,404 shares of the Company's common stock. At the time the Company purchased these assets Curex was 100% owned by a director and shareholder of the Company. Pacific continues to be 100% owned by the director and shareholder.

d) The Company's research and development is performed by Pacific During the years ended December 31, 2003, Pacific provided research and development for the Company at a cost of $322,400. At December 31, 2003, the Company owed $346,803 to Pacific.

NOTE 6 -   CONVERTIBLE NOTES PAYABLE

           During the year ended December 31, 2003, the Company received funds relating to ten (10) convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. Under the convertibility terms of the Notes Payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five (5) trading days ending on the trading day immediately before the date of the conversion.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 6 -   CONVERTIBLE NOTES PAYABLE (Continued)

           In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

           In accordance with EITF 00-27, the proceeds were allocated between the debt and warrants based on their relative fair value. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair value was determined using the Black-Scholes pricing model, using the following assumptions:

                                           Debt issued during quarter ended
                                         -------------------------------------
                                          March 31      June 30    Dec. 31,
                                            2003          2003        2003
                                          --------      -------    ---------
           Average risk-free interest rate  1.57%         1.62%       1.29%
           Expected life                    2 yrs.        2 yrs.      2 yrs.
           Dividend yield                      0%            0%          0%
           Expected volatility            458.36%       460.84%     499.15%

           In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature has been calculated under EITF 00-27, and equaled $255,142. Due to the notes being due on demand, the discount has been immediately expensed. The convertibility feature expires five years after the date of the Agreement.

           One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 has been recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment.

NOTE 7-    EQUITY TRANSACTIONS:

           For the year ended December 31, 2002:

          a) In January 2002, the Company sold 105,313 units consisting of 105,313 shares of the Company's common stock and 105,313 warrants entitling the holder to purchase 105,313 shares of the Company common stock for $78,985.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - EQUITY TRANSACTIONS (Continued):

           For the year ended December 31, 2002 (cont'd):

          b) In December 2002, the Company issued 1,100,000 shares in settlement of convertible notes payable and accrued interest totaling $110,000 (see Note 7 which includes fair market value determination).

          c) In April 2002, the Company issued 77,149 shares of the Company's common stock with a fair market value of $49,139 for services. Fair market value of stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors.

          d) In July 2002, the Company issued 7,400 shares of the Company's common stock with a fair market value of $9,215 for services. Fair market value of stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors.

          e) In November 2002, the Company entered into three consulting agreements in exchange for 2,300,000 shares of the Company's common stock with a value of $115,000. Fair market value of the stock given was determined based on the closing price of the stock on the date of approval by the Board of Directors. The contract amount will be amortized over the contract period, which ends December 31, 2003. The amount has been offset against equity due to stock being issued before the services have been rendered.

          f) In December 2002, the Board of Directors authorized the issuance of 929,244 shares of the Company's common stock in settlement of payables totaling $75,110. The fair market value of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

      For the year ended December 31, 2003:

          a) In March 2003, the Company issued 1,225,000 shares of common stock in settlement of accounts payable totaling $156,000, which is greater than the fair market value of the stock on the date of issuance.

          b) In April 2003, the Company issued 300,000 common shares in settlement of accounts payable totaling $51,000. The fair market price of the stock was determined based on the closing price of the stock on the date of the approval by the Board of Directors.

          c) In July 2003, the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,071. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - EQUITY TRANSACTIONS (Continued):

        For the year ended December 31, 2003 (Cont'd):

          d) In October 2003 the Company issued 300,000 shares of common stock in settlement of accounts payable totaling $71,881. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.

          e) In January 2003, the Company sold 900,543 units consisting of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of the Company's common stock for $63,037.

          f) In November 2003, the Company sold 288,095 units consisting of 288,095 shares of the Company's common stock and 288,095 warrants entitling the holder to purchase 288,095 shares of the Company's common stock for $60,483.

          g) In March 2003, option holders exercised 1,560,000 options to purchase the Company's common stock in exchange for payables totaling $109,200. The reduction was equal to the exercise price times the number of options exercised.

          h) In June 2003, option holders exercised 305,882 options to purchase the Company's common stock with a note receivable in the amount of $51,900. No amounts have been received on this note. Previous payments from the note holder related to other receivables (See l) below) have been returned for insufficient funds. The amounts are being recorded as a contra equity item until paid in full. An allowance for the full amount has been set-up and included in general and administrative expenses at December 31, 2003. When funds are received, the allowance will be reversed.

          i) In November 2003, three directors exercised 450,000 options to purchase the Company's common stock through a reduction of due to related parties totaling $450. The reduction was equal to the exercise price times the number of options exercised.

          j) In March 2003, option holders exercised 135,000 options to purchase the Company's common stock for $9,450.

          k) In May 2003, option holders exercised 1,000,000 options to purchase the Company's common stock for $160,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - EQUITY TRANSACTIONS (Continued):

           For the year ended December 31, 2003 (Cont'd):

          l) In June 2003, option holders exercised 294,118 options to purchase the Company's common stock for $50,000. The Company recorded a receivable for the full amount. The receivable was the result of the Company receiving two checks totaling $50,000 as consideration for the exercise of options that subsequent to the issuance of the common stock were returned for insufficient funds. The receivable, which has been offset against equity, was not received by the end of the year. An allowance has been set-up against the receivable in full and included in general and administrative expenses at December 31, 2003. If the funds are received, the allowance will be reversed.

          m) In October 2003, option holders exercised 277,777 options to purchase the Company's common stock for $50,000.

          n) In November 2003, option holders exercised 104,167 options to purchase the Company's common stock for $25,000.

          o) In March 2003, the Company issued 156,250 shares of common stock for consulting services rendered totaling $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.

          p) In October 2003, the Company issued 1,000,000 shares of common stock for consulting services rendered totaling $160,000. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors. The contract amount will be amortized over the contract period which ends October 2004. The amount has been offset against equity due to the stock being issued before the services have been rendered.

NOTE 8 -   STOCK WARRANTS

           The following represents all activity that took place with regards to warrants issued:

                                                               Average Exercise
                                                     Number     Price Per Share
                                                   --------     --------------

               Outstanding, January 1, 1999 and 2000       -      $       -
               Granted                               336,538            .24
                                                   ---------      ---------
               Balance December 31, 2001             336,538           0.24
                  Granted                          2,434,557           0.15
                                                  ----------      ---------
               Balance December 31, 2002           2,771,095           0.16
                  Granted                          4,897,726           0.15
                  Expired                            (84,260)          0.79
                                                  ----------       --------
               Balance, December 31, 2003          7,584,561        $  0.15
                                                ============        =======

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8 - STOCK WARRANTS (Continued):

           The weighted average fair market value of the warrants granted during the year ended December 31, 2003 equals $0.18 and the weighted average remaining contractual life is 2.25 years.

           For the year ended December 31, 2001:

           On December 18, 2001, Dr. Gerald Wittenberg was issued 252,278 warrants to purchase 252,278 shares of the Company's common stock at $0.50 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company (see Note
           5a). The Company recognized approximately $175,000 of expense relating to the issuance of the warrants below market. The fair value of the warrant was estimated on the date of grant using the Black Scholes model. The following assumptions were used: average risk-free interest rate of 4.39%; expected life of one year; dividend yield of 0%; and expected volatility of 123.75%. In December 2002, the Company approved the reduction in the exercise price to $0.05, which was market price on

          a) the date of change. Additional compensation expense of $3,187 has been recorded. These warrants expire December 31, 2006.

          b) On October 29, 2001, Bitazol S.A. paid $65,000 for 52,000 shares of the Company's common stock together with 52,000 warrants entitling the holder to purchase 52,000 shares of the Company's common stock for $1.25 per share. The exercise price of the warrants was in excess of the stock price as of the date of issuance. These warrants expired October 30, 2003.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8 - STOCK WARRANTS (Continued):

           For the year ended December 31, 2002

          a) On January 20, 2002, the Company issued 105,313 warrants entitling the holder to purchase 105,313 shares of the Company's common stock for $0.75 per share. The Company recognized $55,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. In December 2002, the Company approved the reduction in the exercise price to $0.05, which was market price on the date of change. The change in exercise price is a trigger for variable accounting under Financial Accounting Standards Board Interpretation Number 44 "Accounting for Certain Transactions involving Stock Compensation." The calculation resulted in an immaterial expense; therefore no additional expense was recorded. These warrants expire January 20, 2004.

           b) On January 21, 2002, an unrelated third party was issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at $0.50 per share. These warrants were issued as additional consideration for a cash investment into the Company. The Company recognized $77,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.34%; expected life of one year; dividend yield of 0%; and expected volatility of 129.47%. These warrants expire January 21, 2004.

           c) On March 15, 2002, an unrelated third party was issued 200,000 warrants to purchase 200,000 shares of the Company's common stock, 100,000 shares at $0.50 and 100,000 shares at $1.00. These warrants were issued as consideration for services rendered to the Company. The Company recognized $33,000 of expense relating to the issuance of the warrants. The fair value of the warrant was estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 4.74%; expected life of one year; dividend yield of 0%; and expected volatility of 134.09%. These warrants expire March 15, 2004.

          d) On December 5, 2002, an unrelated third party was issued 500,000 warrants to purchase the Company's common stock at $0.10 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $45,262 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 -   STOCK WARRANTS (Continued)

           For the year ended December 31, 2002 (continued)

          e) The following assumptions were used: average risk-free interest rate of 1.84%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. These warrants expire April 11, 2005

          f) On December 5, 2002, an unrelated third party was issued 600,000 warrants to purchase the Company's common stock at $0.10 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $54,538 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.84%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. These warrants expire June 23, 2005.

          g) On December 5, 2002, unrelated third parties were issued 929,244 warrants to purchase stock at $0.05 per share for additional consideration for services rendered. The Company recognized $38,943 of expense related to the issuance of these warrants. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.45%; expected life of one year; dividend yield of 0%; and expected volatility of 279%. The warrants expire June 23, 2005.

           For the year ended December 31, 2003:

          a) On January 6, 2003, an unrelated third party purchased 900,543 unites for $63,038. Each unit consisted of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of common stock. These warrants were issued as additional consideration for a cash investment into the Company.

               On January 13, 2003, Dr. Gerald Wittenberg was issued 1,275,000 warrants to purchase 1,275,000 shares of the Company's common stock at $0.08 cents per share. These warrants were issued as additional consideration of advances paid by Wittenberg to the Company. The Company recognized $99,778 of expense relating to the issuance of the warrants below market. The fair value of the warrant was estimated on the date of grant using the Black Scholes model. The following assumptions were used: average risk-free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458.36%. These warrants expire January 15, 2008.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 -   STOCK WARRANTS (Continued)

           For the year ended December 31, 2003 (cont'd):

          b) On January 17, 2003, an unrelated third party was issued 145,683 warrants to purchase the Company's common stock at $0.08 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $6,747 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire January 16, 2005.

          c) On February 25 2003, an unrelated third party was issued 65,789 warrants to purchase the Company's common stock at $0.38 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $12,820 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire February 24, 2005.

          d) On February 27, 2003, an unrelated third party was issued 139,474 warrants to purchase the Company's common stock at $0.38 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $26,500 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire February 26, 2005.

          e) On March 6, 2003, an unrelated third party was issued 153,943 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable

          f) conversion options), the Company recognized $24,535 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 5, 2005.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 -   STOCK WARRANTS (Continued)

           For the year ended December 31, 2003 (continued)

          g) On March 14, 2003, an unrelated third party was issued 206,300 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $34,586 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 13, 2005.

          h) On March 24, 2003, an unrelated third party was issued 272,903 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $41,607 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 23, 2005.

          i) On March 27, 2003, an unrelated third party was issued 26,305 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $3,664 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 26, 2005.

          j) On April 11, 2003, an unrelated third party was issued 682,714 warrants to purchase the Company's common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $68,059 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of two years; dividend yield of 0%; and expected volatility of 460.84%. These warrants expire April 10, 2005.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 -   STOCK WARRANTS (Continued)

           For the year ended December 31, 2003 (continued)

          k) On October 31, 2003, an unrelated third party was issued 541,666 warrants to purchase the Company's common stock at $0.12 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $35,000 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.25%; expected life of five years; dividend yield of 0%; and expected volatility of 494.52%. These warrants expire October 31, 2008.

          l) On November 11, 2003, an unrelated third party was issued 199,311 warrants to purchase the Company's common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $21,083 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.32%; expected life of five years; dividend yield of 0%; and expected volatility of 503.80%. These warrants expire November 11, 2008.

          m) On November 18, 2003, an unrelated third party purchased 288,095 units for $60,483. Each unit consisted of 288,095 shares of the Company's common stock and 288,095 warrants entitling the holder to purchase 288,095 shares of common stock. These warrants were issued as additional consideration for a cash investment into the Company.

NOTE 9 -   STOCK OPTIONS

           On April 22, 2002, the Company:

          i. adopted a Non-Qualified Stock Option Plan, which authorizes the issuances of up to 2,500,000 options to purchase shares of the Company's common stock; and

          ii. adopted a Stock Bonus Plan, which authorizes the issuance of up to 1,000,000 shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 9 -   STOCK OPTIONS

           The following table represents all activity that took place with regards to options issued:

                                                                Average
                                              Number of       Exercise Price
                                                shares         Per Share

               Outstanding, January 1, 2001           -         $     -
                 Granted                      2,235,000            0.07
                 Forfeited                     (190,000)           0.07
                                              ---------         -------

               Balance at December 31, 2002   2,045,000            0.07
                 Granted                      3,996,944            0.09
                 Exercised                   (4,126,944)          0.11
                 Forfeited                     (200,000)           0.07
                                              ---------         -------

               Balance at December 31, 2003   1,715,000        $  0.03
                                              =========        =======

           In April 2002, the Company issued options to purchase 2,235,000 shares of its common stock at $1.00 per share to employees. Such options vested immediately. The exercise price exceeded the market price of the stock on the date of grant. During the year ended December 31, 2003, 1,695,000 options were exercised. During the year ended December 31, 2003 and 2002, 200,000 and 190,000, respectively of such options were forfeited. The options expire November 1, 2004.

           In December 2002, the Company approved a reduction in the exercise price of the options to $0.07 and the fair market value of the options was recalculated. Due to the repricing of the options, the equity instruments now fall under variable accounting. Under variable accounting for options granted to employees being accounted for under APB 25, the intrinsic value of the options will be determined at each reporting date by comparing the exercise price with the market price. Any excess of the market over exercise price will be recorded as an expense. For options granted to non-employees, the fair market value has to be recalculated at each reporting date with any increase in expense recorded. All employee options were exercised or forfeited during the year ended December 31, 2003. The status of several of the option holders changed during the period from the initial granting and the repricing of the options. They went from an employee classification to an outside consultant classification. Expense in the amount of $21,042 was recorded as it relates to the fair market value of the options granted to these individuals. The fair market value was calculated using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.45%; expected life of one year; dividend yield of 0%; and expected volatility of 279.00%.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 9 -   STOCK OPTIONS  (Continued)

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

           In May 2003, the Company granted 1,000,000 options to a third party for consulting services to be rendered. Consulting expense of $186,326 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 460.84%. All of the options were exercised as of December 31, 2003.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9 -   STOCK OPTIONS (Continued)

           In October 2003, the Company granted 277,777 options to a third party for consulting services to be rendered. Consulting expense of $67,092 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 410.17%.

           In October 2003, the Company granted 265,000 options to employees with an exercise price of $0.14, which was equal to the market price on the date of grant. The options are exercisable starting January 1, 2004 and expires January 1, 2007. The fair market value of the options under FASB123 equals $31,170. (See Note 1, Stock Based Compensation).

           In October 2003, the Company granted 104,167 options to a third party for consulting services to be rendered. Consulting expense of $29,621 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 410.17%.


NOTE 10 -  COMMITMENTS AND CONTINGENCIES

           Lease Agreement

           As of December 31, 2003, the Company rents executive office spaces for $3,800 per month. During the years ended December 31, 2003 and 2002, rent expense totaled $45,000 and $37,980, respectively.

           Consulting Agreements

           On October 8, 2003, the Company entered into a consulting agreement with an entity for internet public relations services. The term of the agreement is for twelve months. The fees for the services were 1,000,000 shares of stock and $25,000 cash. The shares were valued at fair market value on the date issued of $160,000.

           The Company entered into an agreement on May 3, 2003 with a consultant to provide information, evaluation and consulting, services for a twelve month time period. The consultant is to receive 1,000,000 options to purchase the Company's common stock at a mutually agreed upon price as the services are rendered. All options have been granted and exercised as of December 31, 2003. The Company has recorded an expense of $186,326 related to these services.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 11 -  INCOME TAXES

           At December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $4,294,000 and $1,675,000, respectively. Because of the current uncertainty of realizing the benefit of tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Net operating loss carryforwards expire through 2023. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

           The reconciliation of the Company's effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2003 and 2002.

                                                     2003          2002
                                                     ----          ----

                  Federal Income Tax Rate            (35%)         (35%)
                  Effect of Valuation Allowance       35%           35%
                                                   ------        ------

                  Effective Income Tax Rate            0%            0%
                                                  =======        =======


           Any income subject to tax in Canada will be taxed at essentially the same rate as that in the United States.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carryfoward that gave rise to the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                2003           2002
                                                ----           ----

           Net operating loss carryforward   1,502,900        586,250
           Less:  Valuation allowance       (1,502,900)      (586,250)
                                             ---------      ---------
Net deferred tax assets                    $         -      $       -
                                           ===========      =========

The Company does not have any deferred tax liabilities.

NOTE 12 -  SUBSEQUENT EVENTS

           January 2, 2004 - Granted 200,000 options to an employee at an exercise price of $0.22 per share. This equaled the closing market price on the date of grant. Proforma disclosure will need to be made for the first quarter related to the value of the options under FASB123. The proforma expense equals $17,458. Assumptions were as follows: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%. The options were exercised March 30, 2004.

           On January 20, 2004, the Company sold 100,000 shares of the Company's common stock for $19,000.

           On February 26, 2004 the Company issued 142,928 shares of common stock for consulting services rendered. The value of the services totaled $31,444 and was equal to the close price of the stock on the date of issuance times the number of shares.

           In February 2004, the Company received $50,000 that had previously been written off as uncollectible. (See Note 7k).

           On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Compensation expense equal to $22,815 will be recorded as determined using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

           On March 10, 2004, the Company granted 1,450,000 options to three directors of the Company (650,000 each to Dr. Moro and Dr. Wittenberg, and 150,000 to Dr. Gold) at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Therefore compensation expense equal to $332,050 will be recorded under APB25. The fair market value

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


           under FASB 123 using the Black Scholes pricing model would be $332,068. The difference is immaterial to include in proforma disclosure. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

           On March 11, 2004, the Company issued to an employee 25,000 shares of common stock for performance recognition. The closing price of the stock on the issuance date was $0.23. Compensation expense totaling $5,750 will be recognized.


NOTE 12 -  SUBSEQUENT EVENTS (Continued)

           On March 11, 2004, the Company approved the issuance of 40,000 shares to two employees (20,000 each) for the exercise of their options at the option price of $0.14.

           On March 17, 2004, the Company sold 266,667 units consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $0.15 expiring in March 2007 for $40,000.

           On March 17, 2004, the Company sold 315,790 units consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $0.19 expiring in March 2009. Total consideration received was $60,000.

           On March 26, 2004, the Company sold 266,667 units consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $0.17 expiring March 2007 for $40,000.

           On March 29, 2004, the Company sold 100,000 shares of common stock for proceeds of $15,000.

           On April 1, 2004, the Company approved the issuance of 65,000 shares to two employees (25,000 and 40,000) for the exercise of their options at the option price of $0.14.

           On June 16, 2004, the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share. Total consideration received was $44,000.

           On June 29, 2004, the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share. Total consideration received was $20,000.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of July 2004.


                                    WHISPERING OAKS INTERNATIONAL INC.


                                     By: /s/ Ricardo Moro
                                        -------------------------------------
                                        Dr.   Ricardo  Moro  -  President  and
                                        Chief Executive Officer


                                     By: /s/ Gerald Wittenberg
                                         ------------------------------------
                                         Dr. Gerald Wittenberg,  Principal
                                         Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Ricardo Moro               Director            July 8, 2004
----------------------
Dr. Ricardo Moro


/s/ Gerald Wittenberg          Director            July 8, 2004
----------------------
Dr. Gerald Wittenberg


                               Director
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                   FORM 10-KSB

                                    EXHIBITS