Form 10QSB
period 2004-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2004-07-14
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 2004

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                   75-2742601
          -------------------                  --------------------------
         (State of incorporation)        (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                    ---------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (604) 207-9150
                   ------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of June 30, 2004, the Company had 27,239,450 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development Stage)

                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004

         ASSETS

   Current Assets:
      Cash and cash equivalents                              $   114,067
      Investment - securities, at market                         330,000
      Subscription receivable                                     42,800
      Other current assets                                         3,489
                                                              ----------
           Total current assets                                  490,356

   Patents, net                                                  219,042
                                                              ----------

           Total Assets                                       $  709,398
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts payable and accrued liabilities                  $165,539
      Due to related parties                                     478,771
   476,743
      Convertible notes payable                                  476,743
                                                               ---------

           Total current liabilities                           1,121,053
                                                               ---------

   Commitments and contingencies                                       -

   Stockholders' Equity:
      Common stock, $0.001 par value; 125,000,000 shares
      authorized, 26,440,616 shares issued and outstanding        26,441
      Additional paid-in capital                               4,355,671
      Prepaid consulting services                                (93,333)
      Subscription receivable                                    (44,000)
     Comprehensive income - unrealized gain                      168,000
      Accumulated deficit                                     (4,824,434)
                                                             -----------
           Total stockholders' equity                           (411,655)
                                                            -------------

      Total Liabilities and Stockholders' Equity            $    709,398
                                                            ============




The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                          For the three       Losses Accumulated
                                          months Ended        During Development
                                            March  31,             Stage to
                                       ------------------       January 1, 2001
                                       2004          2003     to March 31, 2004
                                       ----          ----     -----------------
                                                 (Restated)
 Revenue, net
 Sales                             $    1,250     $      -         $    6,700
 License revenue                      207,756            -            207,756
                                    ---------     --------         ----------
                                      209,006            -            214,456
                                    ---------     --------         ----------

 General and administrative expenses
Depreciation and amortization           4,134        3,408             44,523
Professional and consulting fees      157,859      390,330          2,667,110
Research and development - paid to
  a related party                      92,000       65,000          1,005,900
General and administrative expense    299,052      200,961            963,890
                                    ---------    ---------         ----------
 Total general and administrative
   expenses                           553,045      659,699          4,681,423
                                    ---------    ---------         ----------

 Loss from operations                (344,039)    (659,699)        (4,466,967)
 Other income (expense):
 Interest income                            -            -            333,279
 Interest expense, net                (11,030)    (396,370)          (699,688)
 Gain on sale of equity investment          -            -             89,533
 Gain on extinguishment of
      convertible debt                      -            -             33,584
                                   ----------    ---------          ---------

 Total other income (expense)         (11,030)    (396,370)          (243,292)
                                   ----------    ---------          ---------

 Net loss                         $  (355,069) $(1,056,069)       $(4,710,259)
                                  ===========  ===========        ===========

 Net loss per share - basic
    and diluted                        ($0.01)      ($0.05)            ($0.30)
                                  ===========  ===========        ===========

 Weighted average shares
   outstanding -  basic
   and diluted                     25,237,930   19,679,618         15,719,574
                                   ==========   ==========         ==========


The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                  STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)



                                                             Losses Accumulated
                                                             During Development
                                                                   Stage
                               For the three months ended     January 1, 2001
                                 March 31      March 31         to March 31
                                   2004          2003               2004
                               ----------     ----------     -----------------
                                              (Restated)
COMPREHENSIVE LOSS

Net Loss                       $ (355,069)   $(1,056,069)        $(4,710,259)


 Unrealized gain on
  marketable securities           120,000              -             168,000
                               ----------    -----------         -----------

COMPREHENSIVE LOSS             $ (235,069)   $(1,056,069)        $(4,542,259)
                               ==========    ===========         ===========













The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                    (JANUARY 1, 2001 THROUGH MARCH 31, 2004)

                                                      Additional    Prepaid     Subscrip-      Other         Accumu-   Shareholders'
                                  Common Stock         Paid-In     Consulting     tion      Comprehensive    lated        Equity
                                Shares     Amount      Capital      Services    Receivable  Income (Loss)    Deficit   (Deficiency)
                              ----------   -------    ----------   ----------   ----------  ------------    --------   ------------

Balance at January 1, 2001     8,225,022     8,225       46,775            -            -              -      (114,175)    (59,175)
Capital contributed relating
to the forgiveness of advances
payable (February 2001)                -         -       59,175            -            -              -             -      59,175
Issuance of common stock at $2.00
per share for patents and intel-
lectual properties after giving
effect to 13-for-1 reverse split
(February, 2001)               1,950,000     1,950       (1,950)           -            -              -             -           -
Issuance of common stock at
$1.51 per share in settlement
of convertible notes payable
(May 2001)                     1,544,404     1,545      464,616            -            -              -             -     466,161
Issuance of common stock for
cash: October 2001 - $1.25
per share                         52,000        52       65,000            -            -              -             -      65,052
December 2001 - $0.97 per share   32,260        32       31,406            -            -              -             -      31,438
Issuance of common stock at $2.00
per share for services rendered
(December 2001)                   11,000        11       21,989            -            -              -             -      22,000
Issuance of warrants                   -         -      175,000            -            -              -             -     175,000
Cumulative foreign currency
translation adjustment                 -         -            -            -            -         28,213             -      28,213
Net loss for the year ended
December 31, 2001                      -         -            -            -            -              -    (1,089,464) (1,089,464)
                              ----------    ------      -------      -------       ------         ------    ----------  ----------
Balance at December 31, 2001
   as restated                11,814,686    11,815      862,011            -            -         28,213    (1,203,639)   (301,600)



The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                    (JANUARY 1, 2001 THROUGH MARCH 31, 2004)

                                                      Additional    Prepaid     Subscrip-      Other         Accumu-   Shareholders'
                                  Common Stock         Paid-In     Consulting     tion      Comprehensive    lated        Equity
                                Shares     Amount      Capital      Services    Receivable  Income (Loss)    Deficit   (Deficiency)
                              ----------   -------    ----------   ----------   ----------  ------------    --------   ------------
Sale of common stock at $0.75
per share (January 2002)         105,313       105       78,880           -            -              -           -        78,985
Issuance of common stock at
$0.10 per share in settlement
of convertible notes payable
(December 2002)                1,100,000     1,100      108,900           -            -              -           -       110,000
Issuance of common stock for
services rendered April 2002 -
$0.64 per share                   77,149        77       49,062           -            -              -           -        49,139
July 2002 - $1.25 per share        7,400         8        9,207           -            -              -           -         9,215
Issuance of common stock for
consulting services to be
performed at $0.05 per share
(November 2002)                2,300,000     2,300      112,700    (115,000)           -              -           -             -
Issuance of common stock in
exchange for accounts payable at
$0.08 per share (December 2002)  929,244       929       74,181           -            -              -           -        75,110
Issuance of options                    -         -       21,042           -            -              -           -        21,042
Issuance of warrants                   -         -      207,188           -            -              -           -       207,188
Reclassification of warrants
and options to liability               -         -     (529,785)          -            -              -           -      (529,785)
Reclassification of warrant
liability to equity                    -         -       71,675           -            -              -           -        71,675
Beneficial conversion feature of
convertible debt                       -         -       99,800           -            -              -           -        99,800
Cumulative foreign currency
translation adjustment                 -         -            -           -            -        (28,213)          -       (28,213)
Net loss for the year ended
December 31, 2002- restated            -         -            -           -            -                   (646,771)     (646,771)
                                --------    ------     --------     -------      -------        -------    --------      --------


The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                    (JANUARY 1, 2001 THROUGH MARCH 31, 2004)

                                                      Additional    Prepaid     Subscrip-      Other         Accumu-   Shareholders'
                                  Common Stock         Paid-In     Consulting     tion      Comprehensive    lated        Equity
                                Shares     Amount      Capital      Services    Receivable  Income (Loss)    Deficit   (Deficiency)
                              ----------   -------    ----------   ----------   ----------  ------------    --------   ------------
Balance -  December 31,
2002 as restated              16,333,792    16,334     1,164,861    (115,000)           -            -     (1,850,410)    (784,215)
Issuance of common stock -
in settlement of debt March
2003-$0.13 per share           1,225,000     1,225       154,775           -            -            -              -      156,000
April 2003 - $0.17 per share     300,000       300        50,700           -            -            -              -       51,000
July 2003 - $0.19 per share      353,000       353        66,718           -            -            -              -       67,071
October 2003-$0.24 per share     300,000       300        71,581           -            -            -              -       71,881
Sale of common stock January
2003-$0.07 per share             900,543       900        62,137           -            -            -              -       63,037
November 2003-$0.21 per share    288,095       288        60,195           -            -            -              -       60,483
Issuance of common stock -
exercise of options in exchange
for payables-March 2003-$0.07
per share                      1,560,000     1,560       107,640           -            -            -              -      109,200
June 2003 -$0.17 per share       305,822       306        51,594           -            -            -              -       51,900
November 2003-$0.001 per share   450,000       450             -           -            -            -              -          450
Issuance of common stock -
exercise of options for cash
March 2003-$0.07 per share       135,000       135         9,315           -            -            -              -        9,450
May 2003-$0.16 per share       1,000,000     1,000       159,000           -            -            -              -      160,000
June 2003-$0.17 per share        294,118       294        49,706           -            -            -              -       50,000
October 2003-$0.18 per share     277,777       278        49,722           -            -            -              -       50,000
November 2003-$0.24 per share    104,167       104        24,896           -            -            -              -       25,000
Issuance of common stock for
services rendered March 2003-
$0.40 per share                  156,250       156        62,344           -            -            -              -       62,500
October 2003-$0.16 per share   1,000,000     1,000       159,000    (160,000)           -            -              -            -


The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                    (JANUARY 1, 2001 THROUGH MARCH 31, 2004)

                                                      Additional    Prepaid     Subscrip-      Other         Accumu-   Shareholders'
                                  Common Stock         Paid-In     Consulting     tion      Comprehensive    lated        Equity
                                Shares     Amount      Capital      Services    Receivable  Income (Loss)    Deficit   (Deficiency)
                              ----------   -------    ----------   ----------   ----------  ------------    --------   ------------
Issuance of options to
directors under the bonus plan       -          -       315,000           -            -              -            -      315,000
Consulting agreement amortized
over the year 2003                   -          -             -     141,667            -              -            -      141,667
Options granted for consulting
services                             -          -       526,349           -            -              -            -      526,349
Issuance of warrants attached to
convertible notes                    -          -       274,601           -            -              -            -      274,601
Beneficial conversion feature
related to convertible notes         -          -       255,142           -            -              -            -      255,142
FMV of warrants issued for loan
provided to company                  -          -        99,778           -            -              -            -       99,778
Reacquisition value of beneficial
conversion feature                                      (33,584)          -            -              -            -      (33,584)
Comprehensive income - unrealized
 gain                                -          -             -           -            -         48,000            -       48,000
Net loss for the year ended
December 31, 2003                    -          -             -           -            -              -   (2,618,955)  (2,618,955)
                            ----------     ------      --------      ------      -------        -------   ----------   ----------





The accompanying notes are an integral part of these financial statements.

                     WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE
                    (JANUARY 1, 2001 THROUGH MARCH 31, 2004)

                                                      Additional    Prepaid     Subscrip-      Other         Accumu-   Shareholders'
                                  Common Stock         Paid-In     Consulting     tion      Comprehensive    lated        Equity
                                Shares     Amount      Capital      Services    Receivable  Income (Loss)    Deficit   (Deficiency)
                              ----------   -------    ----------   ----------   ----------  ------------    --------   ------------

BALANCE-DECEMBER 31, 2003     24,983,564    24,983     3,741,470    (133,333)          -        48,000    (4,469,365)    (788,245)
Sale of common stock
January 2004-$0.19 per share     100,000       100        18,900           -           -             -             -       19,000
March 2004-$0.15 per share       633,334       633        94,367           -           -             -             -       95,000
March 2004-$0.15 per share       315,790       316        59,684                       -             -             -       60,000
Issuance of common stock for
services rendered February 2004-
$0.22 per share                  142,928       144        31,300           -           -             -             -       31,444
Issuance of common stock -
exercise of options for cash
March 2004-$0.14 per share        40,000        40         5,560           -           -             -             -        5,600
Issuance of common stock -
exercise of options subscription
receivable March 2004-
$0.22 per share                  200,000       200        43,800           -     (44,000)            -             -            -
Issuance of common stock for
bonus compensation March 2004
-$0.23 per share                  25,000        25         5,725           -           -             -             -        5,750
Issuance of options to directors
under the bonus plan                   -         -       332,050           -           -             -             -      332,050
Issuance of options for
consulting services                    -         -        22,815           -           -             -             -       22,815
Consulting agreement amortized
over 12 months                         -         -             -      40,000           -             -             -       40,000
Comprehensive income-
unrealized gain                        -         -             -           -           -       120,000             -      120,000
Net loss for the period ended
March 31, 2004                         -         -             -           -           -             -      (355,069)    (355,069)
                                --------   -------      --------    --------     -------      --------      ---------    --------
BALANCE-MARCH 31, 2004
  (Unaudited)                 26,440,616    26,441     4,355,671     (93,333)    (44,000)      168,000    (4,824,434)   ( 411,655)
                              ==========   =======     =========    ========     =======      ========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                For the       Accumulated during
                                               Three Months    Development Stage
                                             Ended March 31,  January 1, 2001 to
                                             2004       2003    March 31, 2004
                                                     (Restated)
                                            -----      -----    ---------------
 Cash flows used for operating activities:
 Net loss                               $ (355,069) $(1,056,069)   $(4,710,259)
 Adjustments to reconcile net loss
 to net cash used for operating activities:      -            -              -
 Depreciation and amortization               4,134        3,408         44,523
 Amortization of consulting services        40,000       28,750        181,667
    Common stock issued for services        31,444            -         80,354
     Issuance of warrants                        -            -        374,967
 Compensation for options issued           332,050            -        684,442
 Compensation/stock bonus                    5,750       77,000          5,750
 Fair market value of options for
 consulting services                        22,815      289,460        595,314
 Discount on convertible debentures
 and due to related parties                      -      387,268        736,542
    Interest income - variable accounting
    for equity investments                       -            -       (458,110)
    Gain on extinguishments of debt              -            -        (33,584)
    Gain on sale of BioLargo investment          -            -       (194,607)
    Reversal/Allowance for uncollectible
    receivables                            (50,000)           -         51,900
 Changes in assets and liabilities:              -            -              -
 Decrease in accounts receivable                 -          608              -
 Decrease (increase) in other current
  assets                                     1,168            -         (3,489)
 Increase in accounts payable and
 accrued liabilities                        33,067      130,431        634,083
 Decrease in deferred revenue             (162,000)           -       (162,000)
                                          --------     --------       --------
 Net cash used for operating activities    (96,641)    (139,144)    (2,172,507)
                                          --------     --------     ----------
 Cash flows provided by (used for)
 investing activities:
 Addition to patents                       (15,544)           -        (48,553)
     Proceeds from sale of investment            -            -        230,666
                                          --------     --------        -------
 Net cash provided by (used for)
 investing activities                      (15,544)           -        182,113
                                          --------     --------        -------
 Cash flows provided by (used for)
   financing activities:
 Proceeds from convertible notes payable         -      287,490        639,743
 Issuance of common stock                  134,000       63,038        432,996
 Exercise of stock options                   2,800        9,450        247,250
 Payment from subscription receivable       50,000            -         50,000
 Payment on convertible notes payable            -            -        (53,000)
 Decrease in due to related parties        (93,897)    (126,759)       544,921
                                          --------     --------       --------
 Net cash provided by financing activities  92,903      233,219      1,861,910
                                          --------     --------      ---------
 Net increase (decrease) in cash and
   cash equivalents                        (19,282)      94,075       (128,484)
 Cash and cash equivalents, beginning      133,349        3,531        242,551
                                           -------      -------      ---------
 Cash and cash equivalents, ending       $ 114,067     $ 97,606      $ 114,067
                                         =========     ========      =========

 Supplemental disclosure of cash flow information:
  Cash paid for:
        Interest expense                 $       -     $      -      $       -
                                         =========     ========      =========
        Income taxes                     $       -     $      -      $       -
                                         =========     ========      =========

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                      (A Company in the Development stage)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

o In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444.

o For the three months ended March 31, 2004, there was an increase in the fair market value of the securities of $120,000 and is included as other comprehensive income.

o In March 2004, the Company sold 266,667 shares of common stock with a subscription agreement totaling $40,000.

o In March 2004, employees exercised 220,000 options with subscription agreements totaling $46,800.

o $40,000 of consulting services performed during the three months ended March 31, 2004 was part of the contract that was entered into in November 2003 in exchange for 1,000,000 shares with a total value of $160,000 for consulting services.

o In March 2004, the Company issued 25,000 shares of common stock as stock bonus compensation totaling $5,750, which was equal to the value of the stock on the date of issuance.

o In March 2004 the Company granted 1,450,000 options to three directors for compensation expense totaling $332,050.

o In March 2004 the Company granted options with a fair value of $22,815 for consulting services to be rendered.


The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

      Going Concern

      The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of the Company exceed the carrying value of the assets. Also, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. As of March 31, 2004, the Company has a working capital deficiency of $630,697 (unaudited) and incurred a loss for the three months ended March 31, 2004, of $355,069 and $4,710,259 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

      Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                                          2004           2003
                                          ----           ----

       Net loss                      $ (355,068)   $ (1,056,069)
       Option expense recorded
         in accordance with APB 25O     332,050         226,960
       Compensation expense            (349,508)       (226,960)
                                     ----------      ----------
         Proforma loss               $ (372,526)   $ (1,056,069)
                                    ===========    ============

       Basic and diluted loss
       per share:
           As reported              $     (0.01)    $      (0.05)
                                    ===========     ============
           Proforma                 $     (0.01)    $      (0.05)
                                    ===========     ============

      The following assumptions were used to calculate the expense at March 31, 2004: average risk-free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 101.29%.

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

      Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2004 and 2003, the Company had 17,997,001 and 6,707,035, respectively, of anti-dilutive securities.

      Interim Period

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management, these unaudited financial statements reflect all of the adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods shown. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

      The unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB.

      Reclassification

The following reclassifications have been made to prior year balances to conform to current year presentation:

o Stock issuance expense, Public relations and advertising, Travel and entertainment and Other general and administrative expense have been combined into General and Administrative Expense.

      Restatement

      As explained in Note 1 to the financial statements which were filed as part of the Company's report on Form 10-KSB for the year ended December 31, 2003 the financial statements for the three months ended March 31, 2003 have been restated to reflect a change in the accounting for the Company's acquisition of intellectual property and patents from Lagostar Trading S.A. and Curex Technologies, Inc. For financial reporting purposes, the intellectual property acquired from Lagostar and Curex is shown as having no value and the value of patents on the Company's financial statements was reduced to $204,468 so as to reflect the amount spent by Curex in obtaining the patents. This restatement resulted in the following changes to the Company's statement of operations for the three months ended March 31, 2003.

      Statements of Operations:
                                         For the period ending March 31, 2003
                                        ------------------------------------
                                        (As originally Adjustments (As restated)
                                         reported)

   Revenue, net                                  -            -              -
    General and administrative expenses
      Depreciation and amortization          6,398       (2,990)         3,408
      Professional and consulting fees     390,330            -        390,330
      Research and development              65,000            -         65,000
      General and administrative expense   200,961            -        200,961
                                         ---------     --------      ---------
      Total general and
      administrative expenses              662,689       (2,990)       659,699
                                         ---------     --------      ---------
        Loss from operations              (662,689)       2,990       (659,699)
                                         ---------     --------      ---------
         Other income (expense):
            Interest expense              (396,370)           -       (396,370)
                                         ---------     --------      ---------
           Total other income (expense)  (396,370)                    (396,370)
                                         ---------     --------      ---------

        Net loss                      ($1,059,059)     $  2,990    ($1,056,069)
                                      ============     ========    ===========

      Net loss per share -
       basic and diluted              $    ( 0.05)                  $   (0.05)
                                      ===========                   =========
      Weighted average shares
       outstanding -  basic and
       diluted                         19,679,618                  19,679,618
                                       ==========                  ==========

NOTE 2 -   INVESTMENT - SECURITIES

      In November 2002, the Company entered into a licensing agreement with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock which had at a value of $162,000. These 600,000 shares of common stock are classified as "available for sale" under FAS No. 115 and are reported at fair value. As of December 31, 2003 the value of these shares was $210,000 and the unrealized gain of $48,000 was recorded as comprehensive income. As of March 31, 2004 the value of these shares was $330,000 and the unrealized gain of $120,000 was recorded as comprehensive income for the three months ended March 31, 2004.

      On March 18, 2004, the Company amended the licensing agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. As of June 15, 2004 these shares had not been received by the Company. Since the Company is not certain as to when it will receive these shares, revenue associated with the value of these shares has been deferred until the shares are received.

NOTE 3 -   RELATED-PARTY TRANSACTIONS

      The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. The Company's related-party transactions are as follows:

      Due to Related Parties

           a)  Due to shareholder-principal          $  89,645
               Due to shareholder-interest              70,399
           b)  Due to shareholder/director              16,500
           c)  Due to Pacific BioScience
                  Research Centre                      302,227
                                                    ----------
               Total due to related parties         $  478,771
                                                    ==========

      The Company received advances from a director of the Company that are unsecured, bear interest at 11% and are due on demand. During the period ending March 31, 2004, repayment of advances totaled $53,244. The amount of interest recognized during the period ended March 31, 2004 was $3,673 and has been accrued as part of the due to related parties.

      The Company's research and development is performed by Pacific BioScience Research Centre ("Pacific"). Pacific is 100% owned by a director and shareholder of the Company. During the three months period ended March 31, 2004, Pacific did research and development for the Company valued at $92,000. At March 31, 2004, the Company owed $302,227 to Pacific.

a) In January 2004, the Company sold 100,000 shares of common stock for $19,000.

b) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price on the settlement date.

c) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.

d)   In March 2004, the Company sold 100,000 shares of common stock for $15,000.

NOTE 4 -   EQUITY TRANSACTIONS:

e) In March 2004, option holders exercised 240,000 options to purchase the Company's common stock for $49,600. The Company received cash of $2,800 in March, $2,800 in April and $44,000 in May 2004.

f) In March 2004, the Company sold 849,124 units consisting of 849,124 shares of common stock and 849,124 warrants entitling the holders to purchase 849,124 shares of the company's common stock. The Company received cash of $100,000 in March and $40,000 the following month.


NOTE 5 -   STOCK WARRANTS

      As of March 31, 2004, the Company had 8,133,685 warrants outstanding.


NOTE 6 -   STOCK OPTIONS

a) On March 10, 2004, the Company granted 1,450,000, options to 3 directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Compensation expense in the amount of $332,050 has been recorded.

b) On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Consulting expense in the amount of $22,815 was recorded. The fair market value was determined on the date of the grant using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

c) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.

NOTE 7 -   SUBSEQUENT EVENTS

      On April 1, 2004, the Company approved the issuance of 65,000 shares of common stock to two employees (25,000 and 40,000) for the exercise of their options at the option price of $0.14.

      On June 16, 2004 the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share. Total consideration received was $44,000.

      On June 29, 2004 the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share. Total consideration received was $20,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Material changes of items in the Company's Statement of Operations for the three months ended March 31, 2004, as compared to the same period last year, are discussed below:

                             Increase (I)
Item                        or Decrease (D)           Reason

Sales and Licensing Revenue        I       Value of shares ($162,000) plus cash
                                           received as payment for license of
                                           technology.

Professional and Consulting Fees   D       Less options  were issued to
                                           consultants during current period.

General and Administrative         I       Expense associated with options
                                           granted to officers and directors
                                           during the current period.

Interest Expense                   D       Amount in 2003 reflected  expense
                                           associated with the issuance of
                                           warrants

During the three months ended March 31, 2004, the Company's operations used $(96,641) in cash. During this same period the Company repaid $53,444 owed to Dr. Gerald Wittenberg, an officer of the Company, and $44,576 owed to Pacific Biosciences Research Centre, a corporation affiliated with Dr. Ricardo Moro, the Company's President. The decrease in "Due to Related Parties" in Cash Flows Provided By (Used For) Financing Activities is net of $3,673 in interest accrued on amounts owed to Dr. Wittenberg and a $450 receivable from the directors of the Company. During this period the Company satisfied its cash requirements primarily through:

      Sale of common stock in private transactions           $136,800

      Collection of subscription receivable                  $ 50,000

During the three months ended March 31, 2003, the Company's operations used $(139,144) in cash. During this same period the Company repaid $126,759 owed to Pacific Biosciences Research Centre. During this period the Company satisfied its cash requirements primarily through:

      Sale of convertible notes                              $287,490

      Sale of common stock in private placements             $ 72,488

See Note 7 to the Company's financial statements for information concerning transactions in the Company's common stock during the three months ended March 31, 2004 included as part of this report.

As of March 31, 2004, the Company had a working capital deficit of $(630,697). Included in current liabilities at March 31, 2004 are amounts due to officers, directors, and related parties of the Company totaling $478,771.

The Company does not have any traditional financing arrangements. The Company plans to continue to obtain capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital.

Restated

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

ITEM 3.     CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

Note 4 to the financial statements included as part of this report shows the shares of the Company's common stock which were issued during the three months ended March 31, 2004.

The shares described in subparts (c) and (e) of Note 4 were registered by means of a registration statement on Form S-8.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the other shares described in
Note 4.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(b) Reports on Form 8-K

            During the three months ending March 31, 2004, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 12, 2004.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By: /s/ Ricardo Moro
                                         --------------------------------
                                         Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         -------------------------------------
                                         Gerald Wittenberg, Principal Financial
                                           Officer