Form 10-Q
period 2004-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2004-08-19
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or
       [ ]      Transition Report Pursuant to Section 13 or 15 (d) of
                 the Securities Exchange Act of 1934

                           Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

               Texas                                75-2742601
        -------------------                  --------------------------
      (State of incorporation)        (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada     V6X 1X5
                 -------------------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (604) 207-9150
                     -------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of July 30, 2004, the Company had 28,856,728 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2004


         ASSETS

   Current Assets:
      Cash and cash equivalents                               $   85,787
      Short-term marketable securities (Note 3)                  540,000
      Prepaid expenses                                            37,913
      Other current assets                                        14,072
                                                              ----------
           Total current assets                                  677,772

   Patents, net                                                  222,295
                                                              ----------
           Total Assets                                       $  900,067
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts payable                                          $125,883
      Accrued liabilities                                        117,124
      Due to related parties (Note 4)                            561,916
      Convertible notes payable                                  476,743
                                                               ---------
           Total current liabilities                           1,281,666
                                                               ---------

   Commitments and contingencies

   Stockholders' Equity (Deficit):
      Common stock, $0.001 par value; 125,000,000
         shares authorized, 27,389,450 shares issued
         and outstanding                                          27,389
      Common stock subscribed                                      8,050
      Additional paid-in capital                               4,427,973
      Deferred compensation                                      (53,333)
      Accumulated other comprehensive income                     378,000
      Deficit accumulated during the development stage        (5,169,678)
                                                             -----------
           Total stockholders' equity (deficit)                 (381,599)
                                                            -------------
      Total Liabilities and Stockholders' Equity            $    900,067
                                                            ============



   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                Losses
                                                                              Accumulated
                                                                                During
                                                                              Development
                                                                                 Stage
                                   Three months ended    Six months ended   January 1, 2001
                                       June 30              June 30          to June 30
                                   ------------------   -----------------   -------------
                                   2004      2003       2004       2003          2004
                                   ----      ----       ----       ----          ----
                                          (Restated)            (Restated)
                                    $         $           $          $         $
Net Revenue
  Sales                                -          -      1,250           -       6,700
License Revenue                        -          -    207,756           -     207,756
                                --------    -------   --------    --------    --------
                                       -          -    209,006           -     214,456
                                --------    -------   --------    --------    --------
Operating expenses
  Depreciation and amortization    4,134      3,408      8,268       6,816      48,657
  Professional and consulting
    fees                         101,649     55,408    173,693     127,528   1,523,119
  Research and development
    (Note 4 (b))                 121,000          -    213,000      65,000   1,126,900
  Stock based compensation        40,000    453,076    440,615     848,286   1,907,890
  General and administrative
   expense (Note 4 (b))           70,963     34,219     55,216     158,180     412,603
                                --------    -------   --------    --------    --------
Total operating expenses         337,746    546,111    890,792   1,205,810   5,019,169
                                --------    -------   --------    --------    --------

Loss from operations            (337,746)  (546,111)  (681,786) (1,205,810) (4,804,713)
                                --------    -------   --------    --------    --------
Other income (expense):
  Interest income                      -          -          -           -     333,279
  Interest expense, net           (7,498)  (156,634)   (18,527)   (553,004)   (707,186)
  Gain on sale of equity investment    -          -          -           -      89,533
  Gain on extinguishment of
   convertible debt                    -     33,584          -      33,584      33,584
                                --------    -------   --------    --------    --------

Total other income (expense)      (7,498)  (123,050)   (18,527)   (519,420)   (250,790)
                                --------    -------   --------    --------    --------
Loss before provision for income
    taxes                       (345,244)  (669,161)  (700,313) (1,725,230) (5,055,503)
Provision for income taxes             -          -          -           -           -
                                --------    -------   --------    --------    --------
Net Loss                      $ (345,244) $(669,161) $(700,313)$(1,725,230)$(5,055,503)
                              ==========  ========== ========= =========== ===========
Net loss per share -
   basic and diluted          $    (0.01) $   (0.03) $   (0.03)$     (0.09)
                              ==========  =========  ========= ===========

Weighted average shares
  outstanding - basic and
  diluted                    26,749,465  21,047,425  25,993,697   20,273,377
                             ==========  ==========  ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the  Six Months
                                                         Ended June 30
                                                     ---------------------
                                                     2004             2003
                                                     ----             ----
                                                   (Restated)
 Cash flows used for operating activities:
 Net loss                                        $ (700,313)    $(1,725,230)
 Adjustments to reconcile net loss to net cash
    used for operating activities:
     Depreciation and amortization                    8,268           6,816
     Amortization of consulting services             80,000          57,500
     Common stock issued for services                31,444               -
     Stock based compensation                       337,800         315,000
     Fair market value of options for consulting
       services                                      22,815         475,786
     Discount on convertible debentures and due
       to related parties                                 -         530,638
     Gain on extinguishments of debt                      -         (33,584)
     Recovery/Allowance for uncollectible
        receivables                                 (50,000)              -
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                      -           5,608
     (Increase) in other current assets             (47,328)              -
     Increase in accounts payable                     8,682          43,253
     Increase in accrued liabilities                101,853           4,783
     (Decrease) in deferred revenue                (162,000)              -
                                                  ---------       ---------
            Net cash used in operating activities  (368,779)       (319,430)
 Cash flows used in investing activities:
     Addition to patents                            (22,931)              -
                                                   --------       ---------
             Net cash used in investing activities  (22,931)              -
                                                   --------       ---------
 Cash flows provided by financing activities:
     Proceeds from convertible notes payable              -         430,860
     Issuance of common stock                       174,000          63,038
     Exercise of stock options                       58,850         148,450
     Exercise of warrants                            64,000               -
     Payment from subscription receivable            50,000               -
     Proceeds from common stock subscribed            8,050               -
     Payment on convertible notes payable                 -        (53,000)
     Decrease in due to related parties             (10,752)        (91,846)
                                                   --------       ---------
         Net cash provided by financing activities  344,148         497,502
                                                   --------       ---------
     Net increase (decrease) in cash and
         cash equivalents                           (47,562)        178,072
     Cash and cash equivalents, beginning           133,349           3,531
                                                   --------       ---------
     Cash and cash equivalents, ending              $85,787        $181,603
                                                   =======         ========
 Supplemental disclosure of cash flow information:
  Cash paid for:
        Interest expense                          $       -      $     779
                                                  =========      =========
        Income taxes                              $       -      $       -
                                                  =========      =========

   The accompanying notes are an integral part of these financial statements.
                                      F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be rendered.

2) In March 2004, the Company issued 25,000 shares of common stock as stock bonus compensation totaling $5,750, which was equal to the value of the stock on the date of issuance.

3) In March 2004, the Company granted 1,450,000 options to three directors for compensation expense totaling $332,050.

4) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444.

5) In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.

6) In June 2003, 434,559 options were exercised by the issuance of a receivable totaling $71,000.

7) During the six months ended June 30, 2003, the Company issued 1,025,000 shares of common stock in settlement of accounts payable totaling $183,000, which is greater than the fair market value of the stock on the date of issuance.

8) During the six months ended June 30, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the strike price times the number of options exercised.

9) During the six months ended June 30, 2003, 1,000,000 stock options were exercised through reduction in amounts due to related parties totaling $70,000, which is equal to the strike price times the number of options exercised.

10) On January 8, 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.


   The accompanying notes are an integral part of these financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Company Background/Basis of Presentation

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

   During the year ended December 31, 2001, the Company acquired a 51% ownership interest in BioLargo Technologies, Inc. ("BioLargo") incorporated on May 3, 1999, under the Canada Business Corporation's Act. In June of 2002, the Company entered into an agreement to sell 9,000,001 shares of its 10,000,001 shares owned in Biolargo to an unrelated third party. This transaction has been accounted for as a discontinued operation as of December 31, 2001 and any gain on the sale has been properly recorded in 2002 upon disposition.

   The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

   Going Concern

   The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of the Company exceed the carrying value of the assets. Also, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. As of June 30, 2004, the Company has a working capital deficiency of $603,894 (unaudited) and incurred a net loss for the six months ended June 30, 2004, of $700,313 and $5,055,503 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

   Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

   Revenue Recognition

   The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of RECAF(TM) technology. At the present time, there is one licensing agreement. The Company recognizes revenues at the time of shipment of products and subsequent to performing credit evaluations of customers.

   Long-lived intangible assets

   Long-lived intangible assets, such as patents are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

   Financial Instruments

   The fair values of cash and equivalents, accounts payable, accrued liabilities, due to related parties and convertible notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   Interim Financial Statements

   The interim unaudited financial statements for the six months ended June 30, 2004 and 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

   Income Taxes

   Income taxes are provided based upon the liability method of accounting pursuant to SFAS No 109 "Accounting for Income Taxes". Under this approach, deferred income taxes are recorded to reflect the tax consequences of future periods of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the `more likely than not' standard imposed by SFAS No 109 to allow recognition of such an asset.

   Recent Accounting Pronouncements

   In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

   Comprehensive Loss

   The components of comprehensive loss are as follows:

                                    Three Months Ended        Six Months Ended
                                  June 30,      June 30,    June 30,    June 30,
                                    2004         2003         2004        2003

Net loss                        $ (345,244)  $(669,161)  $(700,313) $(1,725,230)
  Other comprehensive income
   (loss):
  Change in unrealized gains
   (losses) on  marketable
   equity securities               210,000           -     330,000            -
                                 ---------    --------    --------    ---------

    Total comprehensive loss     $(135,244)  $(669,161)  $(370,313) $(1,725,230)
                                 =========   =========   =========  ===========


   The accumulated other comprehensive income was comprised of the change in unrealized gains on marketable equity securities of $378,000 as of June 30, 2004.

   Reclassifications

   Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

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

   Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, established a fair value based method of accounting for stock-based awards. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made using the fair value method, for which the Company uses the Black-Scholes options-pricing model.

   For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

   Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows:

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                                     Three Months Ended       Six Months Ended
                                     June 30,   June 30,    June 30,   June 30,
                                      2004       2003         2004       2003
                                      -----      -----        ----       -----

   Net loss - as reported        $ (345,244) $ (669,161) $(700,313) $(1,725,230)
   Add: Stock-based compensation
       included in net loss          40,000     453,076    440,615      848,286

   Deduct: Stock-based compensation
     determined under the fair
      value method                  (40,000)   (453,076)  (440,615)    (848,286)
                                  ---------    --------   --------     --------

   Pro forma net loss            $ (345,244)  $(669,161) $(700,313) $(1,725,230)
                                 ==========   =========  =========  ===========

   Basic and diluted loss per share:
       As reported               $    (0.01)  $   (0.03) $   (0.03) $     (0.09)
       Pro forma                 $    (0.01)  $   (0.03) $   (0.03) $     (0.09)

      The assumptions used for the three and six months ended June 30, 2004 and 2003 are as follows:

                                     Three Months Ended      Six Months Ended
                                     June 30    June 30     June 30    June 30
                                      2004       2003         2004       2003
                                      -----      -----        ----       -----
      Stock Options
         Expected dividend yield        - %         0%          0%       0%
         Risk-free interest rate        - %      1.18%       1.24%    1.18%
         Expected volatility            - %    460.84%     102.88%  460.84%
         Expected life (in years)       -         1.0         1.0       1.0

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2004 and 2003, the Company had 16,828,553 and 12,157,259, respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

2. RESTATEMENT

   As explained in Note 1 to the financial statements which were filed as part of the Company's report on Form 10-KSB for the year ended December 31, 2003 the financial statements for the six months ended June 30, 2003 have been restated to reflect a change in the accounting for the Company's acquisition of intellectual property and patents from Lagostar Trading S.A. and Curex Technologies, Inc. For financial reporting purposes, the intellectual property acquired from Lagostar and Curex is shown as having no value and the value of patents on the Company's financial statements was reduced to $204,468 so as to reflect the amount spent by Curex in obtaining the patents. This restatement resulted in the following changes to the Company's statement of operations for the six months ended June 30, 2003.

   Statements of Operations:
                                          For the period ending June 30, 2003
                                       ----------------------------------------
                                      (As originally   Adjustments (As restated)
                                        reported)
  Revenue, net                                  -             -            -
    General and administrative expenses
      Depreciation and amortization        12,796        (5,980)       6,816
      Professional and consulting fees    660,814             -      660,814
      Research and development             65,000             -       65,000
      Stock based compensation            315,000             -      315,000
      General and administrative expense  158,180             -      158,180
                                         --------        ------     --------
    Total general and administrative
      expenses                          1,211,790        (5,980)   1,205,810
                                        ---------       -------    ---------
        Loss from operations           (1,211,790)        5,980   (1,205,810)
                                       ----------       -------   ----------
     Other income (expense):
     Interest expense                    (553,004)            -     (553,004)
     Gain on extinguishment of debt        33,584             -       33,584
                                       ----------       -------   ----------
          Total other income (expense)   (519,420)                  (519,420)
                                       ----------       -------   ----------
               Net loss               ($1,731,210)     $  5,980  ($1,725,230)
                                      ===========      ========  ===========

      Net loss per share -
         basic and diluted            $    ( 0.09)                  $  (0.09)
                                      ===========                   ========
      Weighted average shares
        outstanding - basic and
         diluted                       20,273,377                 20,273,377
                                       ==========                 ==========

3. INVESTMENT - SECURITIES

    In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2003 the value of these shares was $210,000 and the unrealized gain of $48,000 was recorded as comprehensive income. As of June 30, 2004 the value of these shares was $540,000 and the unrealized gain of $330,000 was recorded as comprehensive income for the six months ended June 30, 2004.

   On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the shares are received.

4. RELATED-PARTY TRANSACTIONS

   The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. The Company's related-party transactions are as follows:

      Due to Related Parties

           a)  Due to shareholder-principal              $  89,645
               Due to shareholder-interest                  72,850
               Due to shareholder/director                  23,500
           b) Due to Pacific BioScience Research Centre 375,921 Total due to related parties $ 561,916

a) The Company received advances from a director of the Company that are unsecured, bear interest at 11% and are due on demand. During the period ending June 30, 2004, repayment of advances totaled $53,244. The amount of interest recognized during the period ended June 30, 2004 was $6,125 and has been accrued as part of the due to related parties.

b) The Company's research and development is performed by Pacific BioScience Research Centre ("Pacific"). Pacific is 100% owned by a director and shareholder of the Company. During the three-month and six-month periods ended June 30, 2004, Pacific did research and development for the Company valued at $121,000 and $213,000, respectively. Pacific also provided administrative services during the three-month and six-month periods ended June 30, 2004 valued at $23,000 and $33,300, respectively. At June 30, 2004, the Company owed $375,921 to Pacific.

5.         COMMON SHARES:

     a) In June 2004, the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share for proceeds of $20,000.

     b) In June 2004, the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share for proceeds of $44,000.

     c) In April 2004, option holders exercised 215,000 options to purchase the Company's common stock for proceeds of $9,250.

     d) In March 2004, the Company sold 266,667 units consisting of 266,667 shares of common stock and common share purchase warrants entitling the holders to purchase 266,667 shares of the company's common stock at an exercise price of $0.15 and expiring on March 31, 2007.

     e) In March 2004, the Company sold 266,667 units consisting of 266,667 shares of common stock and common share purchase warrants entitling the holders to purchase 266,667 shares of the company's common stock at an exercise price of $0.17 and expiring on March 31, 2007.

     f) In March 2004, the Company sold 315,790 units consisting of 315,790 shares of common stock and common share purchase warrants entitling the holders to purchase 315,790 shares of the company's common stock at an exercise price of $0.19 and expiring on March 31, 2007.

     g) In March 2004, option holders exercised 240,000 options to purchase the Company's common stock for proceeds of $49,600.

     h) In March 2004, the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.

     i) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.

     j) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price of the common shares on the settlement date.

     k) In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

  6.    STOCK WARRANTS

   As of June 30, 2004, the Company had 7,499,851 warrants outstanding. During the three-month period ended June 30, 2004:

     a) a total of 733,834 warrants were exercised; 628,571 shares of common stock at $0.07 per share and 105,263 share of common stock at $0.19 per share (See Note 5 (a) and (b)).

     b) 100,000 warrants were issued at an exercise price of $0.21 and expiring on January 20, 2007.

     c)   200,000 warrants expired during the quarter.

   During the three-month period ended March 31, 2004, there were 100,000 warrants that expired.

    7.     STOCK OPTIONS

     a) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.

     b) On March 10, 2004, the Company granted 1,450,000, options to 3 directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Compensation expense in the amount of $332,050 was charged to operations for the three months ended March 31, 2004.

     c) On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Consulting expense in the amount of $22,815 was charged to operations for the three months ended March 31, 2004. The fair market value was determined on the date of the grant using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

     d) In April 2004, the Company granted 20,000 options to an employee at an exercise price of $0.07 per share, which was equal to the market price on the date of grant.

    8.    LEGAL PROCEEDINGS

      In May 2004, Brett Salter, a former consultant to Biocurex, filed a civil action in the Ontario Superior Court of Justice against Biocurex and Biocurex's three directors. In the civil action Mr. Salter seeks 1,300,000 shares of Biocurex's common stock and $80,000 in payment of consulting services. Biocurex does not believe that it owes Mr. Salter any shares or amounts for the consulting services allegedly provided by Mr. Salter and has denied Mr. Salter's claims. In addition, Biocurex may seek the return of shares and cash previously paid to Mr. Salter on the basis that Mr. Salter failed to provide services called for by Biocurex's agreement with Mr. Salter.

   9.     SUBSEQUENT EVENTS

     a) In July 2004, the Company issued 200,000 shares for $90,000 of services provided and for $92,000 of services to be provided.

     b) In July 2004, the Company issued 500,000 units for proceeds of $250,000, consisting of 500,000 shares of common stock and 500,000 common stock warrants entitling the holders to purchase 500,000 shares of the Company's common stock at an exercise price of $1.01 per share.

     c) In July 2004, the Company issued 33,333 units for proceeds of $20,000, consisting of 33,333 shares of common stock and 33,333 common stock warrants entitling the holders to purchase 33,333 shares of the Company's common stock at an exercise price of $1.04 per share.

     d) In July 2004, option holders exercised 125,000 options to purchase the Company's common stock with an exercise price of $0.14 per share for proceeds of $17,500.

     e) In July 2004, options holders exercised 25,000 options to purchase the Company's common stock with an exercise price of $0.07 per share for proceeds of $1,750.

     f) In July 2004, two directors of the Company exercised 400,000 options with an exercise price of $0.001 per share.

     g) In July 2004, a warrant holder exercised 30,000 warrants to purchase the Company's common stock at $0.05 per share for proceeds of $1,500 and 153,945 warrants to purchase the Company's common stock at $0.30 per share for proceeds of $46,183.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Material changes of items in the Company's Statement of Operations for the six months ended June 30, 2004, as compared to the same period last year, are discussed below:

                             Increase (I)
Item                        or Decrease (D)           Reason

Sales and Licensing Revenue        I
                                          Value of shares ($162,000) plus cash
                                          received as payment for license of
                                          technology.

Professional and Consulting Fees   I      Increase in legal and accounting fees.

Research and Development           I      No fees were billed by Pacific
                                          BioSciences during the second quarter
                                          of 2003.

Stock Based Compensation           D      Decrease in options granted for
                                          consulting services in 2004.

General and Administrative         D      Decrease in public relations expense
                                          in 2004.
0
Interest Expense                   D      Amount in 2003 reflected  expense
                                          associated with the issuance of
                                          warrants

During the six months ended June 30, 2004, the Company's operations used $(368,779) in cash. During this same period the Company repaid $53,444 owed to Dr. Gerald Wittenberg, an officer of the Company, and $258,790 owed to Pacific Biosciences Research Centre, a corporation affiliated with Dr. Ricardo Moro, the Company's President. The decrease in "Due to Related Parties" in Cash Flows Provided By (Used For) Financing Activities is net of $6,124 in interest accrued on amounts owed to Dr. Wittenberg and $7,000 in accrued management fees owed to Dr. Wittenberg. During this period the Company satisfied its cash requirements primarily through:

      Sale of common stock in private placements             $296,850
         and exercise of options and warrants

      Collection of subscription receivable                 $  50,000

During the six months ended June 30, 2003, the Company's operations used $(319,430) in cash. During this same period the Company repaid $210,000 owed to Pacific Biosciences Research Centre. During this period the Company satisfied its cash requirements primarily through:

      Sale of convertible notes                             $ 430,860

      Sale of common stock in private placements             $211,488
         and exercise of options

See Note 5 to the Company's financial statements for information concerning transactions in the Company's common stock during the six months ended June 30, 2004 included as part of this report.

As of June 30, 2004, the Company had a working capital deficit of $(603,894). Included in current liabilities at June 30, 2004 are amounts due to officers, directors, and related parties of the Company totaling $561,916.

The Company does not have any traditional financing arrangements. The Company plans to continue to obtain capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital.

Restated

As explained in Note 2 to the financial statements which are part of this report, the financial statements for the years ended December 31, 2002 and 2001 have been restated to properly account for the value of the intellectual property and patents acquired from Lagostar Trading S.A. and Curex Technologies, Inc. and the associated amortization of this intellectual property and patents. It was determined that Generally Accepted Accounting Principles required the Company's financial statements to show this intellectual property as having no value and the value of the patents should be adjusted to $204,468. Notwithstanding the application of Generally Accepted Accounting Principles to the acquisition of these intellectual properties, an independent appraisal has valued the Company's intellectual property at approximately $5,000,000 as of December 31, 2003.

ITEM 3.     CONTROLS AND PROCEDURES

Dr. Ricardo Moro, Biocurex's Chief Executive Officer and Dr. Gerald Wittenberg, Biocurex's Principal Financial Officer, have evaluated the effectiveness of Biocurex's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"); and in their opinion, Biocurex's disclosure controls and procedures ensure that material information relating to Biocurex is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. However, Biocurex's former auditors advised Dr. Moro and Dr. Wittenberg that Biocurex presently does not have accounting personnel capable of accounting for complex transactions, and hence are not capable of preparing Biocurex's financial statements (including footnotes to the financial statements) in accordance with generally accepted accounting principles. To the knowledge of Dr. Moro and Dr. Wittenberg there have been no significant changes in Biocurex's internal controls or in other factors that could significantly affect Biocurex's internal controls subsequent to the Evaluation Date. Biocurex plans to hire a part time consultant who will assist Biocurex in the preparation of its financial statements.

                                     PART II
                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

Note 5 to the financial statements included as part of this report shows the shares of the Company's common stock which were issued during the six months ended June 30, 2004.

The shares described in subparts (c) and (g) of Note 5 were registered by means of a registration statement on Form S-8.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the other shares described in
Note 5.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit

  31        Rule 13a-14(a) Certifications

  32        Section 1350 Certifications

(b) Reports on Form 8-K

            During the three months ending June 30, 2004, the Company did not filed the following reports on Form 8-K:

                  8-K report dated April 20, 2004 containing the Company's financial statements for the year ended December 31, 2003.

                  8-K report dated May 24, 2004 containing the Company's financial statements for the three months ended March 31, 2004.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2004.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:  /s/ Ricardo Moro
                                          -----------------------------------
                                          Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         -------------------------------------
                                         Gerald Wittenberg, Principal Financial
                                           Officer