Form 10QSB
period 2004-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2004-11-15
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of November 12, 2004, the Company had 29,439,795 issued and outstanding shares of common stock.

                           FORWARD LOOKING STATEMENTS


      This Quarterly Report on Form 10-QSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, and the development and acceptance of the Company's products. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)


                                               ASSETS

                                                            September 30, 2004
                                                            ------------------
   Current Assets:
      Cash and cash equivalents                                  $ 168,980
      Short-term marketable securities (Note 3)                    372,000
      Prepaid expenses                                              22,753
      Other current assets                                          15,185
                                                                 ---------

           Total current assets                                    578,918

   Patents, net                                                    222,466
                                                              ------------

      Total Assets                                             $   801,384
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts payable                                         $    99,729
      Accrued liabilities                                           33,116
      Due to related parties (Note 4)                              448,032
      Convertible notes payable                                    476,743
                                                               -----------

           Total current liabilities                             1,057,620
                                                                ----------

   Commitments and contingencies                                         -

   Stockholders' Equity (Deficit):
      Common stock, $0.001 par value; 125,000,000 shares
         authorized 29,486,795 shares issued and outstanding        29,487
      Additional paid-in capital                                 5,082,826
      Deferred compensation                                        (75,333)
      Accumulated other comprehensive income                       210,000
      Deficit accumulated during the development stage          (5,503,216)
                                                                -----------
           Total stockholders' equity (deficit)                   (256,236)
                                                               ------------

      Total Liabilities and Stockholders' Equity (Deficit)       $  801,384
                                                               ============



         The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                    Losses
                                                                                  Accumulated
                                                                                    During
                                                                                  Development
                                                                                     Stage
                                       Three months ended    Nine months ended  January 1, 2001
                                         September 30         September 30      to September 30
                                      ----------------------------------------------------------
                                        2004      2003       2004       2003         2004
                                      ----------------------------------------------------------
                                                (Restated)            (Restated)
                                                  Note 2                Note 2
                                         $         $          $          $            $

Net Revenue
  Sales                                    -         -      1,250         -       6,700
License Revenue                            -         -    207,756         -     207,756
                                   ---------  --------  ---------  --------   ---------
                                           -         -    209,006         -     214,456
                                   ---------  --------  ---------  --------   ---------
Operating expenses
  Depreciation and amortization        4,134     3,408     12,402    10,224      52,791
  Professional and consulting fees    57,326    42,230    231,019   169,758   1,580,445
  Research and development
    (Note 4 (b))                     112,000         -    325,000    65,000   1,238,900
  Stock based compensation            86,179    45,100    526,794   893,386   1,994,069
  General and administrative
   expense (Note 4 (b))               67,772    57,547    122,989    215,727    480,375
                                   ---------  --------  ---------  --------   ---------
Total operating expenses             327,411   148,285  1,218,204 1,354,095   5,346,580
                                   ---------  --------  ---------  --------   ---------

Loss from operations                (327,411) (148,285)(1,009,198)(1,354,095)(5,132,124)
                                   ---------  --------  ---------  --------   ---------

Other income (expense):
  Interest income                          -         -          -         -     333,279
  Interest expense, net               (6,127)   (8,771)   (24,653) (561,775)   (713,313)
  Gain on sale of equity investment        -         -          -         -      89,533
  Gain on extinguishment of
   convertible debt                        -         -          -    33,584      33,584
                                   ---------  --------  ---------  --------   ---------

Total other income (expense)          (6,127)   (8,771)   (24,653) (528,191)   (256,917)
                                   ---------  --------  ---------  --------   ---------

Loss before provision for
  income taxes                      (333,538) (157,056)(1,033,851)(1,882,286)(5,389,041)
Provision for income taxes                 -         -          -          -          -
                                   ---------  --------  ---------  --------   ---------

Net Loss                          $ (333,538)$ (157,056)$ (1,033,851)$(1,882,286)$(5,389,041)
                                  ========== ========== ============ =========== ===========

Comprehensive loss (Note 9)       $ (501,538)$ (157,056)$ (871,851)$(1,882,286)$(5,179,041)
                                  ========== ========== ========== =========== ===========


Net loss per share - basic
 and diluted                      $    (0.01)$    (0.01)$    (0.04)$     (0.09)
                                   ========== ========== ========== ===========

Weighted average shares outstanding
 - basic and diluted              28,639,011 22,502,134 26,881,905  21,024,460
                                  ========== ========== ========== ===========


         The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the Nine Months
                                                           Ended September 30
                                                           2004          2003
                                                           ----          ----
                                                                      (Restated)
                                                                        Note 2
 Cash flows used for operating activities:
 Net loss                                            $(1,033,851)   $(1,882,286)
 Adjustments to reconcile net loss to net cash
    used for operating activities:
     Depreciation and amortization                        12,402         10,224
     Amortization of consulting services                 120,000         86,250
     Common stock issued for services                    213,444              -
     Stock based compensation                            337,800        331,350
     Fair market value of options for
        consulting services                               68,994        475,786
     Discount on convertible debentures and due
        to related parties                                     -        530,638
     Gain on extinguishments of debt                           -        (33,584)
     Recovery of uncollectible receivables               (50,000)             -
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                           -          5,608
     (Increase) in other current assets                  (95,281)        (2,125)
     (Decrease) increase in accounts payable             (17,472)        80,644
     Increase in accrued liabilities                      17,845          9,546
     (Decrease) in deferred revenue                     (162,000)             -
                                                      -----------    ----------
            Net cash used in operating activities       (588,119)      (387,949)
Cash flows used in investing activities:
     Addition to patents                                (27,236)        (21,125)
                                                      -----------    ----------
             Net cash used in investing activities      (27,236)        (21,125)
                                                      -----------    ----------
 Cash flows provided by financing activities:
     Proceeds from convertible notes payable                  -         430,860
     Issuance of common stock                           444,000          63,038
     Proceeds from receivable-options                         -          21,000
     Exercise of stock options                           79,700         148,450
     Exercise of warrants                               201,922               -
     Payment from subscription receivable                50,000               -
     Payment on convertible notes payable                     -        (53,000)
     (Decrease) in due to related parties              (124,636)       (142,974)
                                                      ----------     ----------
          Net cash provided by financing activities     650,986         467,374
                                                      ----------     ----------
     Net increase in cash and cash equivalents           35,631          58,300
     Cash and cash equivalents, beginning               133,349           3,531
                                                      ----------     ----------
     Cash and cash equivalents, ending                 $168,980         $61,831
                                                      ==========     ==========

 Supplemental disclosure of cash flow information:
  Cash paid for:
        Interest expense                              $       -      $      779
                                                      ==========     ==========
        Income taxes                                  $       -      $        -
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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1) In September 2004, the Company granted options with a fair value of $46,179 for consulting services.

2) In July 2004, the Company issued 200,000 shares of common stock in settlement of services provided of $120,000 and services to be provided of $62,000.

3) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be rendered.

4) In March 2004, the Company issued 25,000 shares of common stock as stock bonus compensation totaling $5,750, which was equal to the value of the stock on the date of issuance.

5) In March 2004, the Company granted 1,450,000 options to three directors for compensation expense totaling $332,050.

6) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444.

7) In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.

8) In June 2003, 434,559 options were exercised by the issuance of a receivable totaling $71,000.

9) During the six months ended June 30, 2003, the Company issued 1,025,000 shares of common stock in settlement of accounts payable totaling $183,000, which is greater than the fair market value of the stock on the date of issuance.

10) During the six months ended June 30, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the strike price times the number of options exercised.

11) During the six months ended June 30, 2003, 1,000,000 stock options were exercised through reduction in amounts due to related parties totaling $70,000, which is equal to the strike price times the number of options exercised.

12) On January 8, 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.


            The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                               (DBA BIOCUREX, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

   Going Concern

   The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of the Company exceed the carrying value of the assets. Also, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. As of September 30, 2004, the Company has a working capital deficiency of $478,702 (unaudited) and incurred a net loss for the nine months ended September 30, 2004, of $1,033,851 and $5,389,041 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

   Interim Financial Statements

   The interim unaudited financial statements for the nine months ended September 30, 2004 and 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                                   Three Months Ended     Nine Months Ended
                                   Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
                                   2004          2003     2004         2003
                                   -----         -----    ----         ----

   Net loss - as reported        $(333,538) $(157,056) $(1,033,851) $(1,882,286)
   Add: Stock-based compensation
       included in net loss        206,179     45,100      646,794     893,386

   Deduct: Stock-based compensation
     determined under the fair
     value method                (206,179)    (45,100)   (646,794)    (893,386)
                                 ---------    --------   ---------    ---------

   Pro forma net loss            $(333,538) $(157,056)$(1,033,851) $(1,882,286)
                                 ========== ========== =========== ===========

   Basic and diluted loss per share:
       As reported              $    (0.01) $   (0.01)$     (0.04) $     (0.09)
       Pro forma                $    (0.01) $   (0.01)$     (0.04) $     (0.09)

   The weighted average assumptions used for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                     Three Months Ended       Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
                                      2004       2003         2004       2003
                                      -----      -----        ----       -----

      Stock Options
         Expected dividend yield         0%         0%          0%          0%
         Risk-free interest rate      1.24%      1.36%       1.24%       1.62%
         Expected volatility        285.51%    420.32%     117.68%     460.84%
         Expected life (in years)     0.25        1.0        0.92         2.0

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2004 and 2003, the Company had 16,177,872 and 12,669,483, respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

2. RESTATEMENT

   As explained in Note 1 to the financial statements which were filed as part of the Company's report on Form 10-KSB for the year ended December 31, 2003 the financial statements for the nine months ended September 30, 2003 have been restated to reflect a change in the accounting for the Company's acquisition of intellectual property and patents from Lagostar Trading S.A. and Curex Technologies, Inc. For financial reporting purposes, the intellectual property acquired from Lagostar and Curex is shown as having no value and the value of patents on the Company's financial statements was reduced to $204,468 so as to reflect the amount spent by Curex in obtaining the patents. The restatement resulted in the following changes to the Company's statement of operations for the nine months ended September 30, 2003, including an allocation of general and administrative expenses previously reported to conform with the current period presentation.

Statements of Operations:


                                                  For the period ending September 30, 2003
                                                ---------------------------------------------
                                                (As originally    Adjustments   (As restated)
                                                  reported)
       Revenue, net                                       -              -              -
        General and administrative expenses
          Depreciation and amortization                   -         10,224         10,224
          Professional and consulting fees                -        169,758        169,758
          Research and development                        -         65,000         65,000
          Stock based compensation                        -        893,386        893,386
          General and administrative expense      1,363,065     (1,147,338)       215,727
                                                -----------------------------------------
        Total general and administrative expenses 1,363,065         (8,970)     1,354,095
                                                -----------------------------------------
        Loss from operations                     (1,363,065)         8,970     (1,354,095)
                                                -----------------------------------------
         Other income (expense):
            Interest expense                       (561,775)             -       (561,775)
            Gain on extinguishment of debt           33,584              -         33,584
                                                -----------------------------------------
                      Total other income (expense) (528,191)             -       (528,191)
                                                -----------------------------------------
            Net loss                            ($1,891,256)      $  8,970    ($1,882,286)
                                                =========================================

      Net loss per share - basic and diluted     $   ( 0.09)                     $  (0.09)
                                                ===============           ===============
      Weighted average shares outstanding -
         basic and diluted                       21,024,460                    21,024,460
                                                ===============           ===============



3. INVESTMENT - SECURITIES

    In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2003 the value of these shares was $210,000 and the unrealized gain of $48,000 was recorded as comprehensive income. As of September 30, 2004 the value of these shares was $372,000 and the unrealized gain of $162,000 was recorded as comprehensive income for the nine months ended September 30, 2004.

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

4. RELATED-PARTY TRANSACTIONS

   The Company has related-party transactions with several directors and officers of the Company as well as other affiliated corporations. The Company's related-party transactions are as follows:

      Due to Related Parties

           a)  Due to shareholder-interest              $   74,009
               Due to shareholder/director                  20,855
           b)  Due to Pacific BioSciences Research Centre  353,168
               Total due to related parties             $  448,032

a) The Company received advances from a director of the Company that are unsecured, bear interest at 11% and are due on demand. During the nine-month period ending September 30, 2004, the Company repaid the advances in full that totaled $143,089. The amount of interest recognized during the nine-month period ended September 30, 2004 was $7,283 and has been accrued as part of the due to related parties.

b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by a director and shareholder of the Company. During the three-month and nine-month periods ended September 30, 2004, Pacific did research and development for the Company valued at $112,000 and $325,000, respectively. Pacific also provided administrative services during the three-month and nine-month periods ended September 30, 2004 valued at $28,700 and $85,000, respectively. At September 30, 2004 , the Company owed $353,168 to Pacific.

   5. COMMON SHARES

a) In September 2004, an option holder exercised 20,000 options at an exercise price of $0.07 per share to purchase the Company's common stock for proceeds of $1,400.

b) In September 2004, the Company issued 271,972 shares of common stock for the exercise of warrants at $0.07 per share for proceeds of $19,038.

c) In September 2004, the Company issued 200,000 shares of common stock for the exercise of warrants by a director at $0.001 per share for proceeds of $200.

d) In August 2004, the Company issued 338,095 shares of common stock for the exercise of warrants at $0.21 per share for proceeds of $71,000.

e) In July 2004, the Company issued 30,000 shares of common stock for the exercise of warrants at $0.05 per share for proceeds of $1,500.

f) In July 2004, the Company issued 153,945 shares of common stock for the exercise of warrants at $0.30 per share for proceeds of $46,184.

g) In July 2004, option holders exercised 150,000 options to purchase the Company's common stock for proceeds of $19,450.

h) In July 2004, the Company issued 200,000 shares of common stock for the exercise of options by a director at $0.001 per share for proceeds of $200.

i) In July 2004, the Company sold 500,000 units at $0.50 per unit for proceeds of $250,000. Each unit consisted of 500,000 shares of common stock and 500,000 common share purchase warrants entitling the holders to purchase 500,000 shares of the Company's common stock at an exercise price of $1.01per share, expiring on July 15, 2006.

j) In July 2004, the Company sold 33,333 units at $0.60 per unit for proceeds of $20,000. Each unit consisted of 33,333 shares of common stock and 33,333 common share purchase warrants entitling the holders to purchase 33,333 shares of the Company's common stock at an exercise price of $1.04, expiring on July 31, 2006.

k) In July 2004, the Company issued 200,000 shares of common stock for $120,000 of services provided and for $62,000 of services to be provided, which was equal to the market price of the common shares on the settlement date. The services to be provided of $62,000 was recorded as deferred compensation.

l) In June 2004, the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share for proceeds of $20,000.

m) In June 2004, the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share for proceeds of $44,000.

n) In April 2004, option holders exercised 215,000 options to purchase the Company's common stock for proceeds of $9,250.

o) In March 2004, the Company sold 266,667 units at $0.15 per unit for proceeds of $40,000. Each unit consisted of 266,667 shares of common stock and 266,667 common share purchase warrants entitling the holders to purchase 266,667 shares of the Company's common stock at an exercise price of $0.15, expiring on March 31, 2007.

p) In March 2004, the Company sold 266,667 units at $0.15 per unit for proceeds of $40,000. Each unit consisted of 266,667 shares of common stock and 266,667 common share purchase warrants entitling the holders to purchase 266,667 shares of the Company's common stock at an exercise price of $0.17, expiring on March 31, 2007.

q) In March 2004, the Company sold 315,790 units at $0.19 per unit for proceeds of $60,000. Each unit consisted of 315,790 shares of common stock and 315,790 common share purchase warrants entitling the holders to purchase 315,790 shares of the Company's common stock at an exercise price of $0.19, expiring on March 31, 2007.

r) In March 2004, option holders exercised 240,000 options to purchase the Company's common stock for proceeds of $49,600.

s) In March 2004, the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.

t) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.

u) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price of the common shares on the settlement date.

v) In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

6.         STOCK WARRANTS

   As of September 30, 2004, the Company had 7,741,174 warrants outstanding. During the three-month period ended September 30, 2004:

     a) A total of 994,012 warrants were exercised and are made up of the following: (See Note 5 (b) (c) (d) (e) & (f):

            271,972 shares of common stock at $0.07 per share 200,000 shares of common stock at $0.001 per share 338,095 shares of common stock at $0.21 per share 30,000 shares of common stock at $0.05 per share 153,945 shares of common stock at $0.30 per share

     b) A total of 1,183,333 warrants were issued: 500,000 warrants at an exercise price of $1.01 and expiring on July 15, 2006; 33,333 warrants at an exercise price of $1.04 and expiring on July 31, 2006; and 650,000 warrants at an exercise price of $0.001 and expiring on September 27, 2007. The 650,000 warrants were originally issued as options to a director and were converted to warrants on September 27, 2004.

     c) The Company also reinstated 52,000 warrants to an employee that had been previously shown as expired in prior periods.

7. STOCK OPTIONS

   Pursuant to the Company's Non-Qualified Stock Option Plan ("the Plan"), there were 12,500,000 common shares reserved under the Plan. As of September 30, 2004 the Company has granted 8,059,944 options, cancelled 170,000, and has 4,610,056 options remaining to be granted under the Plan. The Company has 2,038,000 stock options outstanding as of September 30, 2004.

     a) On September 2, 2004, the Company granted 128,000 options to a consultant at an exercise price of $0.73 per share, which was above the market price on the date of grant. Compensation expense of $46,179 was charged to operations for the three months ended September 30, 2004. These options were exercised in October 2004.

     b) In April 2004, the Company granted 20,000 options to an employee at an exercise price of $0.07 per share, which was equal to the market price on the date of grant. These options were exercised in September 2004.

     c) On March 10, 2004, the Company granted 1,450,000, options to 3 directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Compensation expense in the amount of $332,050 was charged to operations for the three months ended March 31, 2004. In September 2004, 650,000 of these options were cancelled and reissued as warrants.

     d) On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Consulting expense in the amount of $22,815 was charged to operations for the three months ended March 31, 2004. The fair market value was determined on the date of the grant using the Black Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 102.88%.

     e) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.

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

9. COMPREHENSIVE LOSS

      The components of comprehensive loss are as follows:

                                                                                                Losses
                                                                                             Accumulated
                                                                                                During
                                                                                              Development
                                                                                                 Stage
                                            Three months ended       Nine months ended      January 1, 2001
                                                September 30            September 30        to September 30
                                        ---------------------------------------------------------------------
                                           2004          2003        2004          2003          2004
                                        ------------------------------------------------------------------
                                                      (Restated)                (Restated)
                                              $             $          $             $             $

  Net Loss                              $ (333,538)  $ (157,056)  $(1,033,851)  $(1,882,286)  $(5,389,041)
                                        ==========   ==========   ===========   ===========   ===========
  Other comprehensive income (loss):

   Change in unrealized gains (losses)
   on marketable equity securities       (168,000)            -       162,000             -       210,000
                                        ------------------------------------------------------------------
  Total Comprehensive Loss             $ (501,538)   $ (157,056)   $ (871,851)  $(1,882,286)  $(5,179,041)
                                       ==========    ==========    ==========   ===========   ===========

   The accumulated other comprehensive income was comprised of the change in unrealized gains on marketable equity securities of $210,000 as of September 30, 2004.


10. SUBSEQUENT EVENT

      On October 15, 2004, the Company issued 60,000 shares for $42,000 of services received.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Material changes of items in the Company's Statement of Operations for the nine months ended September 30, 2004, as compared to the same period last year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)           Reason

Sales and Licensing Revenue       I       Value of shares ($162,000) plus cash
                                          received as payment for license of
                                           technology.

Professional and Consulting Fees  I       Increase in legal and accounting fees.

Research and Development          I       No fees were billed by Pacific
                                          BioSciences during the third quarter
                                          of 2003.

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

Interest Expense                  D       Amount in 2003 reflected  expense
                                          associated with the issuance of
                                          warrants

During the nine months ended September 30, 2004, the Company's operations used $(588,119) in cash. The decrease in "Due to Related Parties" in Cash Flows Provided By Financing Activities is the net result of the following:

      Amounts charged by Pacific Biosciences Research Centre during period for research and development and administrative expenses455,729

      Payments to Pacific Biosciences Research Centre               (449,364)

      Loan payments to Dr. Wittenberg                               (143,089)

      Accrued interest on loan payable to Dr. Wittenberg               7,283

      Amounts owed to Dr. Moro and Dr. Wittenberg for unreimbursed
          expenses                                                     4,355

      Miscellaneous                                                      450
                                                                  -----------
      Decrease in Due to Related Parties                            (124,636)
                                                                  ===========

Dr. Gerald Wittenberg is an officer of the Company. Pacific Biosciences Research Centre is a corporation affiliated with Dr. Ricardo Moro, the Company's President.

During this period the Company satisfied its cash requirements primarily through:

      Sale of common stock in private placements             $725,622
         and exercise of options and warrants

      Collection of subscription receivable                  $ 50,000

During the nine months ended September 30, 2003, the Company's operations used $(387,949) in cash.

During this same period the Company repaid $53,000 to a note holder and $142,974 owed to Pacific Biosciences Research Centre. During this period the Company satisfied its cash requirements primarily through:

      Sale of convertible notes                             $ 430,860

      Sale of common stock in private placements             $232,488
         and exercise of options

See Note 5 to the Company's financial statements for information concerning transactions in the Company's common stock during the nine months ended September 30, 2004.

As of September 30, 2004, the Company had a working capital deficit of $(478,702). Included in current liabilities at September 30, 2004 are amounts due to officers, directors, and related parties of the Company totaling $448,032.

The Company does not have any traditional financing arrangements. Since January of 2003 the Company has been able to finance its operations through the private sale of its common stock and from borrowings from private lenders. The Company plans to continue to obtain the capital needed for its operations through these financial arrangements. There can be no assurance that the Company will be successful in obtaining any additional capital.

Restated

As explained in Note 2 to the financial statements which are part of this report, the financial statements for the nine months ended September 30, 2003 have been restated to properly account for the value of the intellectual property and patents acquired from Lagostar Trading S.A. and Curex Technologies, Inc. and the associated amortization of this intellectual property and patents. It was determined that Generally Accepted Accounting Principles required the Company's financial statements to show this intellectual property as having no value and the value of the patents should be adjusted to $204,468. An independent appraisal has valued the Company's intellectual property at approximately $5,000,000 as of December 31, 2003.

ITEM 3.     CONTROLS AND PROCEDURES

Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. The Company recently retained independent consultants to assist the Company's accounting personnel in the preparation of the Company's financial statements. Other than the use of accounting consultants, to the knowledge of Dr. Moro and Dr. Wittenberg there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 2004, Brett Salter, a former consultant to the Company, filed a civil action in the Ontario Superior Court of Justice against the Company and the Company's three directors. In the civil action Mr. Salter was seeking 1,300,000 shares of the Company's common stock and $80,000 in payment of consulting services allegedly provided to the Company.

On November 2, 2004 the Ontario Superior Court dismissed Mr. Salter's claim on the basis that British Columbia, and not Ontario, had jurisdiction over the dispute. As of November 15, 2004 Mr. Salter had neither appealed the ruling of the Ontario Superior Court nor refiled his lawsuit in a British Columbia Court.

The Company does not believe that it owes Mr. Salter any shares or amounts for the consulting services allegedly provided by Mr. Salter. In addition, the Company may seek the return of shares and cash previously paid to Mr. Salter on the basis that Mr. Salter failed to provide services called for by the Company's agreement with Mr. Salter.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 5, subparagraphs (a) through (m), to the financial statements included as part of this report shows the shares of the Company's common stock which were issued during the three months ended September 30, 2004.

The shares described in subparagraphs (a), (c), (g), (h) and (k) of Note 5 were registered by means of a registration statement on Form S-8.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the other shares issued during the three months ended September 30, 2004.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(b) Reports on Form 8-K

     During the three months ending September 30, 2004, the Company filed the following reports on Form 8-K.

     o Report dated August 18, 2004 disclosing a change in the Company's independent auditors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2004.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By: /s/ Dr. Ricardo Moro
                                         -----------------------------
                                         Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         --------------------------------
                                         Gerald Wittenberg, Principal Financial
                                             Officer