Form 10KSB
period 2004-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2005-03-30
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

                   Texas                                75-2742601
           --------------------------                 --------------
           (State of incorporation)                   (IRS Employer
           Identification No.)

            7080 River Road, Suite 215
            Richmond, British Columbia                    V6X 1X5
           ---------------------------                ----------------
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

The aggregate market value of the voting stock held by non-affiliates of the Company (30,538,066 shares) based upon the closing price of the Company's common stock on March 15, 2005, was approximately $36,600,000.

The Company's revenue from continuing operations for the most recent fiscal year was $209,006.

As of March 15, 2005 the Company had 32,212,336 issued and outstanding shares of common stock.

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. However, until the Histo-RECAF kit is approved by the FDA as a 510K diagnostic device, the Histo-RECAF kit may only be marketed in the United States as a device which can be used as an adjunct to standard light microscopy staining methods to aid in the identification of cancer in breast and axillary node tissues.

      Due to the costs involved in manufacturing and marketing, Biocurex plans to license or joint venture the Histo-RECAF(TM) technology to third parties. As of January 31, 2005 Biocurex had not sold any Histo-RECAF(TM) test kits and did not have any licensing or joint venture agreements with respect to its Histo-RECAF(TM) technology.

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

      Biocurex believes that a significant market exists for a screening assay which can detect multiple cancers from a blood (serum) sample. As a result, since March 2002 Biocurex's research and development efforts have been focused on the development of a serum-based screening assay based upon Biocurex's RECAF(TM) technology. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA - Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $300 million US dollars annually. Biocurex is currently attempting to license the assay technology to a pharmaceutical firm that has the financial capability to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities as well as to manufacture and commercialize the assay.

      In June 2004 Biocurex presented its results on the serum-RECAF test to scientists at the EDRN conference in Boston and the ISOBM annual meeting in Helsinki. Those results showed 80-90% sensitivity for a variety of cancers, with a 95% specificity for lung, breast, stomach and ovary cancers. Further experiments have shown that the serum-RECAF assay performs much better than competing technologies in detecting prostate cancers and discriminating between malignant and benign lesions.

      In late March, 2005, BioCurex signed an agreement with Abbott Laboratories. Under terms of the licensing agreement, Abbott obtains worldwide, semi-exclusive rights to commercialize products using BioCurex's RECAF technology. The agreement includes payment to BioCurex of up-front fees, product development milestones and royalties on any product sales. Abbott's goal is to further develop this technology, incorporating it into future tests on their ARCHITECT(R) system, for use in cancer diagnosis and monitoring.

      Abbott has a strong history in cancer diagnostics. In 1991, Abbott developed the first automated PSA test for use on the IMx(R) System and has continued to expand cancer test menus across its diagnostic analyzers. Abbott's innovative genomic tests include Vysis(R) UroVysion, which aids in diagnosing and monitoring bladder cancer, and PathVysion(R), for detecting amplification of the HER-2 gene to aid in determining whether a patient is an appropriate candidate for Herceptin(R) (trastuzumab) therapy for breast cancer.

      BioCurex management acknowledges the validating recognition of its RECAF technology by a major pharma company and management looks forward to working with Abbott in their further development and sale of serum tests for cancer diagnosis. According to the World Health Organization, more than 10 million people are diagnosed with cancer every year, and it is estimated that there will be 15 million new cases every year by 2020. The chance of cure increases substantially if cancer is detected early.

      The agreement with Abbott is semi-exclusive and BioCurex expects to engage other major pharma companies in licencing opportunities for cancer diagnostics. Biocurex believes that there are substantial prospects for licencing and development of other types of diagnostic cancer tests.

Research and Development

      Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioSciences billed the following amounts to Biocurex for research and development: year ended December 31, 2002 - $426,500, year ended December 31, 2003 - $322,400, year ended December 31, 2004
- $470,400.

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

Patents

      Biocurex's technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in seven foreign countries which were pending as of January 31, 2005.

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

      Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices have less stringent data requirements than drugs and do not require clinical trials for FDA clearance. Products submitted to the FDA for clearance as medical devices can refer to the safety and effectiveness data of medical devices which perform similar functions products and which the FDA has already cleared. As long as a medical device submitted to the FDA has the same clinical use as a medical device previously cleared by the FDA the medical device submitted will normally receive FDA clearance providing data proving substantial equivalence to the other approved medical devices and verification of claims is provided to the FDA. In the case of the Histo-RECAF kit, Biocurex provided the FDA with reports from pathologists that used the kit and also provided a pathologist from the FDA with a collection of tissues stained with the kit. The FDA, in its device listing database, shows the Histo-RECAF kit as a Class I medical device. Biocurex expects that its Cryo-RECAF(TM) kit will also be classified as a Class I medical device. Biocurex anticipates that its serum assay, if successfully developed, will be classified as a Class II medical device.

      Biocurex's strategy is to license its cancer detection kits and its serum assay to third parties which will be responsible for any further regulatory approvals. However, any licensee of Biocurex may not be successful in obtaining additional clearances or approvals from any regulatory authority with respect to Biocurex's cancer detection kits or its serum screening assay. The lack of regulatory approval for Biocurex's products will prevent the sale of these products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon Biocurex's operations.

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

      On June 28, 2002, Biocurex entered into an option agreement with Turtle Dove Resources, Inc. ("Turtle"), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo's common stock owned by Biocurex. Biocurex's investment in BioLargo as of June 28, 2002, was approximately $128,000. During the ten months ended October 31, 2002, Biocurex sold 3,150,000 of its BioLargo shares to Turtle for $180,266. Subsequent to October 31, 2002 Turtle's option expired. In November 2002 Biocurex sold 900,000 shares of BioLargo to Eastern Capital Corp. for $50,000. As of January 31, 2005 Biocurex did not have an agreement with any person to sell its remaining BioLargo shares and Biocurex is accounting for the remaining shares as an equity investment with no value. BioLargo is presently inactive.

ITEM 2.     DESCRIPTION OF PROPERTY

      Biocurex's offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex's offices are rented on a month-to-month basis for $3,165 per month. Biocurex rents its office space from Pacific Bioscience Research Centre, a company affiliated with Biocurex's President.

ITEM 3.     LEGAL PROCEEDINGS

      Biocurex is not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      Prior to April 15, 2004 Biocurex's common stock was traded on the OTC Bulletin Board. On April 8, 2004 the Securities and Exchange Commission announced the temporary suspension of trading in Biocurex's common stock. The trading suspension ended at 11:59 p.m. on April 22, 2004. The SEC temporarily suspended trading in Biocurex's common stock because of questions by the SEC regarding the accuracy of assertions by Biocurex and others in press releases and e-mails sent to investors. Biocurex believes that it has answered the SEC's questions concerning information which has been publicly released by Biocurex. As of the date of the filing of this report, the SEC had not notified Biocurex of its findings nor has it advised Biocurex that its investigation has been completed. During the period of the trading halt market makers were not able to enter quotations. When no quotations were entered for three consecutive days, the NASD automatically, and without notice to Biocuex, delisted Biocurex's common stock from the OTC Bulletin Board. Subsequent to April 22, 2004 Biocurex's common stock has traded in over-the-counter market which is sometimes referred to as the "pink sheets"

      Shown below is the range of high and low quotations for Biocurex's common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low


           3/31/03                     $0.53           $0.05
           6/30/03                     $0.26           $0.16
           9/30/03                     $0.20           $0.15
          12/31/03                     $0.36           $0.14

           3/31/04                     $0.33           $0.24
           6/30/04                     $2.80           $0.69
           9/30/04                     $1.02           $0.51
          12/31/04                     $0.77           $0.52

      As of March 15, 2005, there were approximately 80 record holders of Biocurex's common stock and over 4,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

      As of March 15, 2005, Biocurex had 32,212,336 outstanding shares of common stock. The following table lists additional shares of Biocurex's common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                        Number of        Note
                                                           Shares    Reference

   Shares issuable upon exercise of Non-Qualified
   Stock options granted to officers, directors,
   employees and consultants.                           2,853,000        A

   Shares issuable upon exercise of warrants
   granted to Biocurex's officers, directors, employees,
   financial consultants and private investors          4,984,016        B

   Shares issuable upon conversion of notes             2,243,549        C

   Shares issuable upon exercise of warrants issued to
   note holders                                         4,895,943        C


A. See Item 10 of this report for information concerning the Non-Qualified Stock Option Plan.

B. Warrants in this category were not granted pursuant to Biocurex's Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.001 and $0.60 per share and expire between November 1, 2006 and March 31, 2009.

C. During 2003 Biocurex sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of Biocurex's common stock. The number of shares to be issued upon the conversion of any note is equal in number to the amount determined by dividing the principal amount to be converted by the Conversion Price. The Conversion Price was separately negotiated for each note and ranges between $0.05 and $0.23. If all remaining notes were converted Biocurex would be obligated to issue an additional 2,243,549 shares of common stock. As of March 15, 2005 one note in the principal amount of $53,000 was repaid and one note in the principal amount of $143,700 had been converted into 955,800 shares of Biocurex's common stock. The note holders also received warrants to collectively purchase 2,434,088 shares of Biocurex's common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates between January 17 and November 11, 2005. As of March 15, 2005 warrants to purchase 737,494 shares had been exercised. For every share issued upon conversion the note holders are entitled to receive warrants to purchase one additional share of common stockat prices between $0.05 and $0.38 per share. The warrants expire at various dates between January 17 and November 11, 2008. A warrant for 955,800 shares was issued when the $143,700 note was converted. If all remaining notes were converted, Biocurex would be obligated to issue warrants which would allow the holders to purchase 2,243,549 additional shares of Biocurex's common stock.

      The shares referred to in Note A has been registered for public sale by means of a registration statement on Form S-8 which BioCurex has filed with the Securities and Exchange Commission.

      A number of the shares referred to in Note C will be offered for resale by means of a registration statement on Form SB-2 which Biocurex has filed with the Securities and Exchange Commission.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation

In February 2001, Biocurex discontinued its former business, which was the purchase and sale of thoroughbred racehorses. In February and March of 2001, Biocurex acquired certain patents and intellectual properties relating to a technology which can be used to detect cancer. Since that time, Biocurex has been involved in developing cancer detection technology and:

o has developed a cancer detection kit for tissues (Histo-RECAF(TM)) which stains cancer cells thereby allowing a pathologist to easily see the cancer cells with the use of a microscope,

o has developed the Cryo-RECAF(TM) diagnostic kit which can be used by pathologists as an aid in determining whether cancer cells are benign or malignant during surgery, and

o is working on the development of a screening assay which can detect multiple cancers from a blood (serum) sample.

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of March 15, 2005 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

      As explained in Item 1 of this report BioCurex has developed a serum based cancer screening assay and has licensed certain aspects of the serum assay technology to Abbott Laboratories. The Licensing Agreement with Abbott is semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in the coming months. BioCurex retained all rights to its prototype format, a radio-immunoassay (RIA), which it plans to commercialize directly to clinical laboratories as ASRs ("Analyte Specific Reagents") for production of "home-brew" tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA issued a new regulation in November of 1997 classifying/reclassifying ASRs based on risk to public health. The regulation allows certain individual reagents to be available for clinical laboratories to use in their own in-house developed (home-brew) tests, without requiring manufacturers to submit 510(k)s or PMAs for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF tests based on Biocurex's RIA without the need for a lengthy FDA approval process. For more information visit http://www.aacc.org/govt/asr.htm.

      During the year ended December 31, 2005 Biocurex:

     o will continue its efforts to license the Histo-Recaf technology to third parties.

     o plans to enter into agreements relating to its RIA blood test with clinical laboratories using ASRs.

     o intends to license its Serum-RECAF(TM) to other major bio-pharma companies.

     o if necessary, will continue to raise capital through the sale of its common stock or securities convertible into common stock in order to fund Biocurex's operations and research and development.

     o    continue research in the areas of therapeutics and imagery.

     During the fiscal 2005 it is expected that all research and development work will be performed by Pacific Biosciences Research Centre on behalf of Biocurex.

Financial Data

      The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this prospectus.

Results of Operations:               Year Ended              Year Ended
                                   December 31, 2004      December 31, 2003
                                   -----------------      -----------------

Revenue                          $    209,006              $       --
Operating Expenses                 (1,504,226)             (1,983,976)
Other income (expense)                (75,234)               (634,979)
                                  ------------------------------------
Net loss                          $(1,406,455)           $ (2,618,955)
                                  ====================================

Balance Sheet Data:
                                  December 31, 2004      December 31, 2003

Current Assets                     $  589,021                 $348,006
Total Assets                          822,861                 555,638
Current Liabilities                 1,095,834               1,343,883
Total Liabilities                   1,095,834               1,343,883
Working Capital (Deficit)            (506,813)               (995,877)
Stockholders' (Deficit)              (272,973)               (788,245)

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2004, as compared to the same period in the prior year, are discussed below:

                    Increase (I)
Item                or Decrease (D)     Reason

Sales and Licensing         I           Value of shares ($162,000) plus cash
 Revenue                                received as payment for license of
                                        technology.

Professional and            D           Less use of investor relations
 Consulting Fees                        consultants in 2004.

Research and Development    I           Due to a lack of cash, no research and
                                        development was during the first three
                                        months of 2003.

Stock Based Compensation    D           Decrease in options granted for
                                        consulting services in 2004.

General and Administrative  D           Decrease in public relations expense in
                                        2004 plus the recovery of a receivable
                                        (approximately $50,000) that had been
                                        charged to expense in the prior year.

Interest Expense            D           Amount  in  2003  reflected  expense
                                        associated  with  the  issuance  of
                                        warrants

Liquidity and Capital Resources

Biocurex's sources and (uses) of cash during the year ended December 31, 2003 were:

   Cash used in operations                                     $(722,708)

   Capitalized patent costs                                      (43,553)

   Sale of convertible notes (net of payments)                   476,743

   Sale of common stock in private  placements  and exercise
      of options                                                 367,971

   Increase  in  accrued   interest  on  advances  from  Dr.
Wittenberg                                                        56,022

Biocurex's sources and (uses) of cash during the year ended December 31, 2004 were:

      Cash used in operations                                  $(911,039)

      Capitalized patent costs                                   (42,858)

      Sale of common stock in private placements
         and exercise of options and warrants                  1,060,154

      Collection of subscription receivable                       50,000

      Payment of accrued management fees to Dr. Moro              (2,500)

      Payment of loans from Dr. Wittenberg                      (143,089)

      Advances from Pacific Biosciences Research Center and accrued
      interest on loan from Dr. Wittenberg                        45,464

      Other                                                          883

      Use of cash during year ended
      December 31, 2004                                          (38,870)

      As of December 31, 2004, Biocurex had a working capital deficit of $(506,813). Included in current liabilities at December 31, 2004 are amounts due to officers, directors, and related parties of Biocurex totaling $473,426.

      Biocurex does not have any traditional financing arrangements. Since January of 2003 Biocurex has been able to finance its operations through the private sale of its common stock and from borrowings from private lenders. Biocurex plans to continue to obtain the capital needed for its operations through these financial arrangements. There can be no assurance that Biocurex will be successful in obtaining any additional capital.

      Biocurex anticipates that the capital requirements for the year ended December 31, 2005 will be as follows:

      Research and Development - Theraputics                  $   400,000
      Research and Development - Histo-Recaf kits                  75,000
      Research and Development - Serum screening assay            250,000

      Research and Development - Imagery                          200,000
      Payment of Outstanding Liabilities                          420,000
      General and Administrative Expenses                         320,000
      Marketing and Investor Communications                       200,000
                                                             ------------
            Total:                                             $1,865,000
                                                               ==========

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

      Although Generally Accepted Accounting Principles require Biocurex's financial statements to show its intellectual property as having no value, an independent appraisal has valued Biocurex's intellectual property at approximately $5,000,000 as of December 31, 2003.

Recent Accounting Pronouncements

      See Note 1 to the financial statements which are included as part of this report.

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

      Revenue Recognition. Biocurex recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Biocurex's revenue consists of license fees related to the licensing of RECAF(TM) technology. At the present time, there is one licensing agreement. Biocurex recognizes revenues at the time of shipment of products and subsequent to performing credit evaluations of customers.

      Long-lived Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Biocurex recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

      Investments. Investments consist of equity securities classified as "available-for-sale" securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected as other comprehensive income in stockholders' equity.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      Effective July 29, 2004 Biocurex dismissed Stonefield Josephson, Inc. ("Stonefield Josephson") as Biocurex's independent auditors. Stonefield Josephson audited Biocurex's financial statements for the fiscal years ended December 31, 2002 and 2003. The reports of Stonefield Josephson for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Stonefield Josephson for these fiscal years was qualified with respect to uncertainty as to Biocurex's ability to continue as a going concern.

      Except as noted below, during Biocurex's two most recent fiscal years and subsequent interim period ended July 29, 2004 there were no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Stonefield Josephson would have caused it to make reference to such disagreements in its reports.

      On February 21, 2001, Biocurex acquired patents and intellectual property from Lagostar Trading, S.A., in exchange for 1,950,000 shares of Biocurex's common stock, after giving effect to a 13-for-1 forward stock split which took place in March 2001.

      On March 25, 2001, Biocurex acquired certain assets from Curex Technologies, Inc. in consideration for the assumption by Biocurex of convertible notes payable by Curex and totaling $2,326,869. The notes were convertible, at the option of Biocurex, into shares of Biocurex's common stock on the basis of one share of common stock for each $2.00 of note principal or interest converted. In May 2001 Biocurex elected to convert the Curex notes and issued 1,544,404 shares of its common stock in payment of the notes and accrued interest.

      The patents and intellectual property acquired from Lagostar were originally valued at $3,900,000. In accordance with P. 18 of APB 29, the value of Biocurex's common stock given in exchange was considered to be more clearly evident than the fair value of the patents and intellectual property received. As a result, the common stock issued in the Lagostar transaction was originally valued at $2.00 per share for financial reporting purposes. The $2.00 per share valuation was based upon the conversion rate of the Curex promissory notes which were assumed by Biocurex. Biocurex's offer to assume the notes from the Curex noteholders began on February 21, 2001, the date Biocurex acquired Lagostar.

      The assets acquired from Curex were originally valued in accordance with
P. 67 of APB 16 (as specified in P. 25 of APB 17) in an amount equal to the liabilities assumed.

      In November 2003 Biocurex filed a registration statement on Form SB-2 with the Securities and Exchange Commission. As part of the normal review process, the SEC, in November 2003, asked Biocurex to justify its accounting for the Lagostar and Curex transactions.

      After receiving the SEC's request regarding Lagostar and Curex, Stonefield Josephson questioned Biocurex's accounting treatment with respect to the Lagostar and Curex transactions.

   It was decided that the shares issued for Lagostar's patents and intellectual property were without value since Biocurex was not operating at the time of the Lagostar acquisition. Consequently, management decided that the assets acquired from Lagostar, for financial reporting purposes, were without value pursuant to SFAS 142.

      It was also decidedthat:

     o the shares of common stock issued as payment for the Curex notes could not be valued,
     o for financial reporting purposes the intellectual property acquired from Curex, originally valued at $1,715,674, should be shown as having no value, and
     o the value of the patents acquired from Curex should be reduced by $149,410 so as to reflect the amount spent by Curex in obtaining the patents.

     Biocurex restated its financial statements for the years ended December 31, 2002 and 2001 to reflect the changes to the valuation of the intellectual property and patents acquired from Lagostar and Curex and the associated amortization of the intellectual property and patents. This restatement is discussed in Note 1 to Biocurex's December 31, 2003 financial statements.

      A majority of Biocurex's directors participated in the discussions with Stonefield Josephson regarding the accounting principles to be followed with respect to the Lagostar and Curex transactions.

      During the course of its audit on Biocurex's December 31, 2003 financial statements, Stonefield Josephson advised Biocurex that Biocurex presently did not have accounting personnel capable of accounting for complex transactions, and hence were not capable of preparing Biocurex's financial statements (including footnotes to the financial statements) in accordance with generally accepted accounting principles. Biocurex has since retained an independent consulting firm to assist Biocurex in the preparation of its quarterly and year end financial statements.

      On August 2, 2004 Biocurex appointed Manning Elliott, Chartered Accountants ("Manning Elliott") to act as Biocurex's independent accountants.

      The change in Biocurex's auditors was recommended and approved by the board of directors of Biocurex. Biocurex does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ended August 2, 2004, Biocurex did not consult with Manning Elliott regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Biocurex's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

      Information concerning Biocurex's officers and directors follows:

      Name                    Age            Position

      Dr. Ricardo Moro         52      President, Chief Executive Officer and a
                                       Director
      Dr. Gerald Wittenberg    52      Principal Financial Officer, Secretary,
                                       Treasurer, and a Director
      Dr. Phil Gold, PhD       65      Director

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

      Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Biocurex to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of Biocurex (Form 4 and Form 5) and to provide copies of all such forms as filed to Biocurex. To Biocurex's knowledge, during the year ended December 31, 2004 the number of reports and number of transactions not filed within the time periods required by the regulations of the Securities and Exchange Commission by Biocurex's officers and directors were: Dr. Ricardo Moro (two reports and four transactions), Dr. Gerald Wittenberg (two reports and four transactions), Dr. Phil Gold (one report and twelve transactions).

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of Biocurex and (ii) by each other executive officer of Biocurex who received in excess of $100,000 during the fiscal year ended December 31, 2004. Biocurex does not have a Compensation Committee.

                                                                           All
                                             Other                        Other
                                            Annual   Restric-              Com-
  Name and                                  Compen-  ted Stock  Options   pensa-
  Principal          Fiscal  Salary  Bonus  sation    Awards    Granted    tion
  Position            Year     (1)    (2)     (3)      (4)        (5)      (6)
------------         ------  ------  -----  -------  ---------  -------   ------

Dr. Ricardo Moro        2004  $    --    --      --        --   650,000      --
Chief Executive Officer 2003  $    --    --      --        --   800,000      --
since December 10, 2002 2002  $27,000    --      --        --   600,000      --

Dr. Paul Slowey         2002 $108,500    --      --       --         --       --
Chief Executive Officer
  between April 2002
  and December  2002

Dr. Strathearn Wilson   2002 $  5,732    --      --       --    125,000       --
Chief Executive Officer
  between March 2001
  and April 2002

(1) The dollar value of base salary (cash and non-cash) earned during the fiscal year. Biocurex owed Dr. Moro $54,000 for accrued compensation at December 31, 2002, and $7,000 for accrued compensation at December 31, 2003, and 2004. In March 2003 Dr. Moro applied $35,000 of the amount owed to him toward the exercise price of options to purchase 500,000 shares of Biocurex's common stock. In March 2003 Biocurex issued Dr. Moro 250,000 shares in payment of $12,000 of accrued compensation. Dr. Slowey's salary was paid in June 2003 with 353,000 shares of Biocurex's common stock.
(2) The dollar value of bonus (cash and non-cash) received. (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the periods covered by the table, the value of the shares of Biocurex's common stock issued as compensation for services.

      The table below shows the number of shares of Biocurex's common stock owned by the officers listed above and the value of these shares as of December 31, 2004.

      Name                    Shares         Value

      Dr. Ricardo Moro        450,000     $270,000

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

         Options Granted and Exercised During the Three Years Ended December 31, 2004 and Value of Options at December 31, 2004

      The following tables present information concerning the options or warrants (collectively the "options") granted during the three years ended December 31, 2004 to Biocurex's officers and directors and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2004.

                                           2002

                                        % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to   Price Per    Expiration
 Name               Options/Warrants (1)  Employees      Share          Date
-------             -------------------  -----------   ---------    ----------

Dr. Ricardo Moro        600,000           26.9%         $0.07 (2)    11/01/04
Dr. Gerald Wittenberg   600,000           26.9%         $0.07 (2)    11/01/04
Dr. Phil Gold           130,000            5.8%         $0.07 (2)    11/01/04

                                           2003

                                        % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to   Price Per    Expiration
 Name               Options/Warrants (1)  Employees      Share          Date
-------             -------------------  -----------   ---------    ----------

Dr. Ricardo Moro        800,000            24%         $0.001 (3)    8/31/08
Dr. Gerald Wittenberg   800,000            24%         $0.001 (3)    8/31/08
Dr. Phil Gold           150,000             5%         $0.001 (3)    8/31/08

                                           2004

                                        % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to   Price Per    Expiration
 Name               Options/Warrants (1)  Employees      Share          Date
-------             -------------------  -----------   ---------    ----------

Dr. Ricardo Moro         650,000          28.6%         $0.001      3/31/09
Dr. Gerald Wittenberg    650,000          28.6%         $0.001      3/31/09
Dr. Phil Gold            150,000           6.6%         $0.001      3/31/09


(1) These options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares.

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

(3) The exercise price of these options was set at below market value to compensate Dr. Moro, Dr. Wittenberg and Dr. Gold for services provided to Biocurex.


                                                                              Value (in $) of
                                                                 Number of   Unexercised In-the-
                                                               Unexercised   Money Options at
                                   Shares                       Options (3) December 31, 2004(4)
                       Date of   Acquired On     Value         Exercisable/     Exercisable/
                       Exercise  Exercise (1)  Realized (2)   Unexercisable    Unexercisable
                       --------  ------------  -----------    -------------  --------------------

Dr. Ricardo Moro         1/8/03     500,000     $  5,000              --/--            --/--
Dr. Gerald Wittenberg    1/8/03     500,000     $  5,000              --/--            --/--
Dr. Phil Gold           1/17/03     130,000     $  5,200              --/--            --/--
Dr. Ricardo Moro        11/3/03     150,000     $ 31,500         650,000/--
Dr. Gerald Wittenberg   11/3/03     150,000     $ 31,500         650,000/--
Dr. Phil Gold           11/3/03     150,000     $ 31,500              --/--            --/--
Dr. Ricardo Moro         9/3/04     200,000     $150,000         450,000/--


Dr. Gerald Wittenberg   9/28/04     200,000     $146,000         450,000/--            --/--
Dr. Phil Gold            4/5/04     150,000     $357,000              --/--            --/--



(1) The number of shares received upon exercise of options during the three years ended December 31, 2004.
(2) With respect to options exercised during Biocurex's three years ended December 31, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3) The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable.
(4) For all unexercised options held as of December 31, 2004, the market value of the stock underlying those options as of December 31, 2004.

Summary

      The following table shows the weighted average exercise price of the outstanding options and warrants granted pursuant to Biocurex's Non-Qualified Stock Option Plan as of December 31, 2004. Biocurex's Non-Qualified Stock Option Plan has not been approved by Biocurex's shareholders.

                   Number                         Number of Securities Remaining
                  of Securities                    Available For Future Issuance
                  to be Issued   Weighted-Average   Under Equity Compensation
                  Upon Exercise  Exercise Price of  Plans (Excluding Securities
                  of Outstanding  of Outstanding    Reflected in Column (a))
Plan category     Options  [a]     Options  [b]                 [c]
-------------------------------------------------------------------------------

Non-Qualified Stock    2,587,000      $0.05                   4,433,056
 Option Plan

      Subsequent to December 31, 2004 options to purchase 500,000 shares of common stock were granted pursuant to the Non-Qualified Stock Option Plan.

      The following table shows, as of March 15, 2005, the number of stock options and stock bonuses granted by Biocurex pursuant to the Plans. Each option represents the right to purchase one share of Biocurex's common stock.

                    Total Shares                       Shares       Remaining
                      Reserved   Options    Options   Issued As  Options/Shares
Name of Plan        Under Plans  Granted  Exercised  Stock Bonus    Under Plans

Non-Qualified Stock
  Option Plan       12,500,000  8,366,944  5,513,944         N/A    3,933,056

Stock Bonus Plan     5,500,000        N/A        N/A   1,582,670    3,917,330

      The following table summarizes the options and stock bonuses exercised by Biocurex's officers, directors, employees and consultants pursuant to the Plans, as well as outstanding options, as of March 15, 2005.

Non-Qualified Stock Options
---------------------------

                       Options     Exercise    Expiration   Options Exercised as
Name                   Granted        Price      Date (2)   of January 31, 2005
----                   -------     --------    -----------  --------------------

Ricardo Moro            500,000     $0.07 (1)    11/01/04           500,000
Gerald Wittenberg       500,000     $0.07 (1)    11/01/04           500,000
Phil Gold               130,000     $0.07 (1)    11/01/04           130,000
Ricardo Moro            800,000     $0.001 (4)   08/31/08           150,000
Gerald Wittenberg       800,000     $0.001 (4)   08/31/08           150,000
Phil Gold               150,000     $0.001 (4)   08/31/08           150,000
Ricardo Moro            650,000     $0.001 (4)   03/31/09           200,000
Gerald Wittenberg       650,000     $0.001 (4)   03/31/09           200,000
Phil Gold               150,000     $0.001 (4)   03/31/09           150,000
Ricardo Moro            225,000     $0.001 (4)   01/31/09                --
Gerald Wittenberg       225,000     $0.001 (4)   01/31/09                --
Phil Gold                50,000     $0.001 (4)   01/31/09                --
Other employees and   3,536,944        (5)       various dates    3,383,944
   consultants:                                prior to 10/12/07


 (1) On December 5, 2002 Biocurex's Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07. Biocurex's directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of Biocurex's common stock on the repricing date and as a result the options no longer served as an effective incentive to the holders of the options
(2) The options may expire on earlier dates as the result of the termination of the option holder's employment or other association with Biocurex.
(4) The exercise price of these options was set at below market value to compensate Dr. Moro, Dr. Wittenberg and Dr. Gold for services provided to Biocurex.
(5)  Exercise prices vary between $0.07 and $0.60 per share.

Stock Bonuses

      As of March 15, 2005 Biocurex had issued shares of its common stock pursuant to its Stock Bonus plan to the following persons:

      Name                                   Date              Shares
      ----                                   ----              -------

      Former employee and consultants        various        1,582,670

Warrants

      Separate from its Non-Qualified Stock Option Plan, Biocurex has granted warrants to the following officers and directors:

                     Shares Issuable Upon      Exercise     Expiration
Name                 Exercise of Warrants        Price                 Date
----                 --------------------      -------------        ----------

Dr. Gerald Wittenberg       252,278             $0.05       12/31/06

Dr. Gerald Wittenberg     1,275,000             $0.08       01/15/08

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

      The following table sets forth, as of March 15, 2005, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex's common stock (ii) each officer and director of Biocurex (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                       Number of            Percent of
     Name and Address                  Shares (1)             Class

     Dr. Ricardo Moro                  1,775,000               5.3%
     1007-1625 West 13th Avenue
     Vancouver, British Columbia
     Canada  V6J 2E9

     Dr. Gerald Wittenberg             4,076,548              11.6%
     6857 Churchill Street
     Vancouver, British Columbia
     Canada  V6P 5B4


     Dr. Phil Gold                        50,000               0.2%
     3225 The Boulevard
     Westmount, Quebec
     Canada  H3Y 1S4

     All Officers and Directors        5,901,548              17.1%
     as a Group (3 persons)

(1) Includes shares issuable upon the exercise of options granted to the following persons, all of which are presently exercisable.

                                  Shares Issuable Upon       Option Exercise
         Name                      Exercise of Options            Price
         ----                    ------------------------   ------------------

         Dr. Ricardo Moro               1,325,000                 $0.001
         Dr. Gerald Wittenberg            252,278                 $ 0.05
         Dr. Gerald Wittenberg          1,275,000                 $ 0.08
         Dr. Gerald Wittenberg          1,325,000                 $0.001
         Dr. Phil Gold                     50,000                 $0.001

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

      Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro. See "Business - Research and Development" for information concerning amounts billed to Biocurex by Pacific BioSciences Research Centre. As of December 31, 2004 Biocurex owed Pacific BioScience Research Centre approximately $318,000 for research and $67,000 for general and administrative expenses paid by Pacific Bioscience Research Centre on behalf of Biocurex.

      Prior to December 31, 2003 Dr. Gerald Wittenberg had, through a series of advances, loaned Biocurex $143,089. The loans from Dr. Wittenberg bore interest at 11% per year, were unsecured and were due on demand. Biocurex repaid the $143,089 owed to Dr. Wittenberg during 2004. However, as of December 31, 2004 Biocurex owed Dr. Wittenberg accrued interest of $74,009 in connection with the loans.

      On December 18, 2001, Dr. Wittenberg was issued warrants to purchase 252,278 shares of Biocurex's common stock at $0.50 per share. These warrants, which expire on December 31, 2006, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to Biocurex. On December 5, 2002, Biocurex's Board of Directors approved a resolution lowering the exercise price of these warrants from $0.50 to $0.05. In January 2003 Dr. Wittenberg was issued a warrant to purchase 1,275,000 shares of Biocurex's common stock at a price of $0.08 per share. This warrant expires on January 15, 2008.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name                     Page Number
-------  ------------                     -----------

3.1      Certificate of Incorporation     Incorporated    by   reference   to
                                          Exhibit    3.1    to     Biocurex's
                                          Registration   Statement   on  Form
                                          10-SB.

3.2      Bylaws                           Incorporated by reference to
                                          Exhibit 3.2 to Registration
                                          Statement on Form 10-SB.

4.1      Non-Qualified Stock Option Plan  Incorporated by reference to
                                          Exhibit 4.1 of Biocurex's
                                          Registration Statement on Form S-8
                                          (Commission File No. 333-103259).

4.2      Stock Bonus Plan                 Incorporated by reference to
                                          Exhibit 4.2 of Biocurex's
                                          Registration Statement on Form S-8
                                          (Commission File No. 333-103529).

10.1     Asset Purchase Agreement         Incorporated by reference to Exhibit
         relating to the acquisition      10.2 to the Company's report on
         of Lagostar Trading S.A.         Form 8-K dated February 20, 2001.

10.2     Asset Purchase Agreement with    Incorporated by reference to
         Curex Technologies, Inc.         Exhibit 10.2 to Biocurex's report on
                                          From 10-KSB for the year ended
                                          December 31, 2001.

31       Rule 13a-14(a) Certifications    __________________________________

32       Section 1350 Certifications      __________________________________

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Stonefield Josephson, Inc. served as Biocurex's independent public accountants for the fiscal years ended December 31, 2002 and 2003.

      The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2003 by Stonefield Josephson.

                                                 2003

Audit Fees                                    $60,843
Audit Related Fees                             26,500
Financial Information Systems                      --
Design and Implementation Fees                     --
Tax Fees                                           --
All Other Fees                                     --

    Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB reports for the fiscal year. Audit related fees pertain to reviews of registration statements filed by Biocurex during the year with the Securities and Exchange Commission. Before Stonefield Josephson was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors. Biocurex's Board of Directors was of the opinion that the Audit Related Fees charged by Stonefield Josephson were consistent with Stonefield Josephson maintaining its independence from Biocurex.

      Manning Elliott, Chartered Accountants, served as Biocurex's independent public accountants for the fiscal year ended December 31, 2004.

      The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2004 by Manning Elliott.

                                                 2004

Audit Fees                                    $21,500 (1)
Audit Related Fees                                 --
Financial Information Systems                      --
Design and Implementation Fees                     --
Tax Fees                                           --
All Other Fees                                     --

(1) Includes audit fees relating to year ended December 31, 2004 which have not been billed to Biocurex as of March 30, 2005.

      Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors. Biocurex's Board of Directors was of the opinion that the Audit Related Fees charged by Manning Elliott were consistent with Manning Elliott maintaining its independence from Biocurex.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003




                                      INDEX



Report of Independent Registered Public Accounting Firm                     F-1

Balance Sheets                                                              F-2

Statements of Operations                                                    F-3

Statements of Cash Flows                                              F-4 - F-5

Statement of Stockholders' Equity                                    F-6 -  F-9

Notes to Financial Statements                                       F-13 - F-26

[GRAPHIC OMITTED][GRAPHIC OMITTED]


           Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Whispering Oaks International, Inc. (DBA Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) as of December 31, 2004, and the related statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Whispering Oaks International, Inc. as of December 31, 2003 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from January 1, 2001 to December 31, 2003, was audited by other auditors in their report dated May 14, 2004. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 7, 2005

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS

                                                      December 31,  December 31,
                                                          2004          2003
                                                            $             $

ASSETS

Current Assets:

  Cash                                                   94,479       133,349
  Investment - securities, at fair value                384,000       210,000
    (Note 2)
  Prepaid expenses                                       10,000             -
  Notes receivable (Note 3)                             100,542         4,657
--------------------------------------------------------------------------------

Total Current Assets                                    589,021       348,006

Patents (Note 4)                                        233,840       207,632
--------------------------------------------------------------------------------

Total Assets                                            822,861       555,638
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                      106,557       117,201
  Accrued liabilities                                    39,108        15,271
  Due to related parties (Note 5)                       473,426       572,668
  Convertible notes payable (Note 6)                    476,743       476,743
  Deferred revenue                                            -       162,000
--------------------------------------------------------------------------------

Total Current Liabilities                             1,095,834     1,343,883
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)                -             -

Stockholders' Equity (Deficit):

  Common stock, $0.001 par value; 125,000,000            30,764        24,983
    shares authorized, 30,764,307 and
    24,983,564 shares issued and outstanding,
    respectively
  Additional paid-in capital                          5,527,599     3,741,470
  Subscription receivable                              (150,682)            -
  Deferred compensation                                 (26,834)     (133,333)
  Accumulated other comprehensive income                222,000        48,000
Accumulated Deficit                                  (5,875,820)   (4,469,365)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                   (272,973)     (788,245)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity              822,861       555,638
(Deficit)
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF OPERATIONS


                                                                          Losses
                                                                      Accumulated
                                                                       During the
                                                                    Development Stage
                                             For the Years Ending   from January 1, 2001
                                                 December 31,         to December 31,
                                             2004            2003         2004
                                               $               $            $

Revenue

  Sales                                      1,250             -          6,700
  License                                  207,756             -        207,756
--------------------------------------------------------------------------------

Net Revenue                                209,006             -        214,456
--------------------------------------------------------------------------------

Operating expenses

  Depreciation and amortization             16,650      16,535        57,039
  Professional and consulting fees         157,268     196,501     1,506,694
  Research and development (Note 5 (b))    470,400     322,400     1,384,300
  Stock based compensation(1)              739,929   1,045,516     2,207,204
  General and administrative expense (Note
  5 (b))                                   155,980     403,024       513,366
--------------------------------------------------------------------------------

Total operating expenses                 1,540,227   1,983,976     5,668,603
--------------------------------------------------------------------------------

Loss from operations                    (1,331,221) (1,983,976)   (5,454,147)
--------------------------------------------------------------------------------

Other income (expense):

  Interest income                            2,659       4,657       333,279
  Interest expense, net                    (44,418)   (673,220)     (730,419)
  Loss on issuance of shares               (33,475)          -       (33,475)
  Gain on sale of equity investment              -           -        89,533
  Gain on extinguishment of convertible debt     -      33,584        33,584
--------------------------------------------------------------------------------

Total other income (expense)               (75,234)   (634,979)     (307,498)
--------------------------------------------------------------------------------

Net Loss                                (1,406,455) (2,618,955)   (5,761,645)

Other Comprehensive Income

  Change in unrealized gain on marketable
  securities                               174,000      48,000       222,000
--------------------------------------------------------------------------------

Comprehensive Loss                      (1,232,455) (2,570,955)   (5,539,645)
--------------------------------------------------------------------------------

Net loss per share - basic and diluted       (0.05)      (0.12)
--------------------------------------------------------------------------------

Weighted average shares outstanding -
basic and diluted                       27,613,000  21,843,000
--------------------------------------------------------------------------------



(1)   Stock based compensation is a combination of the following:
      Professional and consulting fees         383,969     730,516
      General and administrative               355,960     315,000

  The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS


                                                                          Losses
                                                                      Accumulated
                                                                       During the
                                                                    Development Stage
                                             For the Years Ending   from January 1, 2001
                                                 December 31,         to December 31,
                                             2004            2003         2004
                                               $               $            $

Cash flows used for operating activities:
  Net loss                                 (1,406,455)    (2,618,955)    (5,761,645)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                16,650         16,535         57,039
  Amortization of deferred compensation       106,499        141,667        248,166
  Fair market value of options/stock for
  consulting services                          68,994        572,499        641,493
  Stock based compensation                    662,762        331,350      1,470,475
  Discount on convertible debentures and
  due to related parties                            -        629,521        736,542
  Variable accounting for equity instruments        -              -       (458,110)
  Gain on extinguishments of debt                   -        (33,584)       (33,584)
  Gain on sale of investment                        -              -       (194,607)
  Allowance (recovery) for uncollectible notes
  receivables                                 (50,000)       101,900         51,900
Changes in operating assets and liabilities:
  Decrease in accounts receivable                   -          5,608              -
  (Increase) in prepaid expense               (10,000)             -        (10,000)
  (Decrease) increase in accounts payable     (10,644)       115,480        554,201
  Increase in accrued liabilities              23,837         15,271         39,108
  (Decrease) in deferred revenue             (162,000)             -       (162,000)
  (Increase) in subscriptions received       (100,682)             -       (100,682)
------------------------------------------------------------------------------------

Net cash used in operating activities        (861,039)      (722,708)    (2,921,704)
------------------------------------------------------------------------------------

Cash flows used in investing activities:
  Issuance of notes receivable                (95,885)        (4,657)      (100,542)
  Addition to patents                         (42,858)       (43,553)       (86,411)
  Proceeds from sale of investment                  -              -        230,666
------------------------------------------------------------------------------------

Net cash used in investing activities        (138,743)       (48,210)        43,713
------------------------------------------------------------------------------------

Cash flows provided by financing activities:
  Proceeds from convertible notes payable           -        529,743        639,743
  Payment on convertible notes payable              -        (53,000)       (53,000)
  Proceeds from issuance of common stock      594,682        123,521        893,678
  Proceeds from exercise of stock options and
  warrants                                    465,472        244,450        709,922
  (Decrease) increase in due to related
   parties                                    (99,242)        56,022        539,576
------------------------------------------------------------------------------------

Net cash provided by financing activities     960,912        900,736      2,729,919
------------------------------------------------------------------------------------

Net increase (decrease) in cash               (38,870)       129,818       (148,072)

Cash, beginning                               133,349          3,531        242,551
------------------------------------------------------------------------------------

Cash, ending                                   94,479        133,349         94,479
------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest expense                                -            779            779
    Income taxes                                    -              -              -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1) In December 2004, the Company issued 79,616 common shares for consulting services valued at $16,000. The Company recorded $34,158 loss on issuance of these shares since the stock price that was agreed to in the contract was below the stock price at issuance of the shares.
2) In October 2004, the Company issued 60,000 common shares in settlement of services provided of $ 25,134 and services to be provided of $10,476.
3) In July 2004, the Company issued 200,000 common shares in settlement of services provided of $169,642 and services to be provided of $12,358.
4) In February 2004, the Company issued 142,928 common shares in settlement of accounts payable totaling $31,444.
5) In December 2003, the Company received securities with a value of $162,000. The fair market value at the end of the year was $210,000.The unrealized gain of $48,000 is included in other comprehensive income.
6) In November 2003, the Company entered into a contract for consulting services, in exchange for 1,000,000 common shares having a value of $160,000. A total of $133,333 has been recorded as deferred compensation.
7) In July 2003, the Company issued 353,000 common shares in settlement of accounts payable totaling $67,070, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.
8) In June 2003, 305,822 options were exercised by the issuance of a note receivable in the amount of $51,900.
9) In March 2003, the Company issued 500,000 shares of common stock in settlement of amounts due to related parties totaling $24,000, which was equal to the fair market value of the stock as indicated by the closing price on the date of settlement.
10) During the year ended December 31, 2003, 560,000 stock options were exercised through reduction in accounts payable totaling $39,200, which is equal to the exercise price times the number of options exercised.
11) During the year ended December 31, 2003, 1,450,000 stock options were exercised through reduction in amounts due to related parties totaling $70,450, which is equal to the exercise price times the number of options exercised.
12) During the year ended December 31, 2003, the Company issued 1,325,000 shares of common stock in settlement of accounts payable totaling $254,881, which is greater than the fair market value of the stock on the date of issuance.
13) During the year ended December 31, 2003, 294,118 options were exercised by the issuance of a note receivable totaling $50,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO
                                DECEMBER 31, 2004
                           (Expressed in U.S. dollars)


                                                         Additional                             Other                   Stockholders
                                         Common Stock     Paid-in  Subscription  Deferred   Comprehensive   Accumulated    Equity
                                       Shares    Amount   Capital   Receivable  Compensation  Income (Loss)   Deficit   (Deficiency)
                                      ----------------------------------------------------------------------------------------------

Balance at January 1, 2001            8,225,022    8,225    46,775         -           -            -        (114,175)   (59,175)
Capital contributed relating to the
forgiveness of advances payable
(February 2001)                               -        -    59,175         -           -            -               -     59,175
Issuance of common stock at $2.00
per share for patents and
intellectual properties after
giving effect to 13-for-1 reverse
split (February, 2001)                1,950,000    1,950   (1,950)         -           -            -               -          -
Issuance of common stock at $1.51 per
share in settlement of convertible
notes payable (May 2001)              1,544,404    1,545   464,616         -           -            -               -    466,161
Issuance of common stock for cash:
October 2001 - $1.25 per share           52,000       52    65,000         -           -            -               -     65,052
December 2001 - $0.97 per share          32,260       32    31,406         -           -            -               -     31,438
Issuance of common stock at $2.00
per share for services rendered
(December 2001)                          11,000       11    21,989         -           -            -               -     22,000
Issuance of warrants                          -        -   175,000         -           -            -               -    175,000
Cumulative foreign currency
translation adjustment                        -        -         -         -           -       28,213               -     28,213
Net loss for the year ended December
31, 2001                                      -        -         -         -           -            -      (1,089,464)(1,089,464)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001         11,814,686   11,815   862,011         -           -       28,213      (1,203,639)  (301,600)
Issuance of common stock at $0.75
per share (January 2002)                105,313      105    78,880         -           -            -               -     78,985
Issuance of common stock at $0.10
per share to settle convertible
notes (December 2002)                 1,100,000    1,100   108,900         -           -            -               -    110,000
Issuance of common stock for
services rendered                        77,149       77    49,062         -           -            -               -     49,139
April 2002 - $0.64 per share              7,400        8     9,207         -           -            -               -      9,215



                                                         Additional                             Other                   Stockholders
                                         Common Stock     Paid-in  Subscription  Deferred   Comprehensive   Accumulated    Equity
                                       Shares    Amount   Capital   Receivable  Compensation  Income (Loss)   Deficit   (Deficiency)
                                      ----------------------------------------------------------------------------------------------

Issuance of common stock for
consulting services at $0.05 per
share (November 2002)                2,300,000    2,300    112,700         -     (115,000)          -      (1,850,410)  (784,215)
Issuance of common stock to
settle debt March 2003 - $0.13
per share                            1,225,000    1,225    154,775         -            -           -               -    156,000
April 2003 - $0.17 per share           300,000      300     50,700         -            -           -               -     51,000
July 2003 - $0.19 per share            353,000      353     66,718         -            -           -               -     67,071
October 2003 - $0.24 per share         300,000      300     71,581         -            -           -               -     71,881
Issuance of common stock for cash
January 2003 - $0.07 per share         900,543      900     62,137         -            -           -               -     63,037
November 2003 - $0.21 per share        288,095      288     60,195         -            -           -               -     60,483
Issuance of common stock pursuant
to exercise of options
March 2003 - $0.07 per share         1,560,000    1,560    107,640         -            -           -               -    109,200
May 2003 - $0.16 per share           1,000,000    1,000    159,000         -            -           -               -    160,000
June 2003 - $0.17 per share            305,822      306     51,594         -            -           -               -     51,900
November 2003 - $0.001 per share       450,000      450          -         -            -           -               -        450
March 2003 - $0.07 per share           135,000      135      9,315         -            -           -               -      9,450
June 2003 - $0.17 per share            294,118      294     49,706         -            -           -               -     50,000
October 2003 - $0.18 per share         277,777      278     49,722         -            -           -               -     50,000

                                                         Additional                             Other                   Stockholders
                                         Common Stock     Paid-in  Subscription  Deferred   Comprehensive   Accumulated    Equity
                                       Shares    Amount   Capital   Receivable  Compensation  Income (Loss)   Deficit   (Deficiency)
                                      ----------------------------------------------------------------------------------------------


November 2003 - $0.24 per share        104,167      104     24,896         -           -            -               -    25,000
Issuance of common stock for
services
March 2003 - $0.40 per share           156,250      156     62,344         -           -            -               -    62,500
October 2003 - $0.16 per share        1,000,000    1,000   159,000         -   (160,000)            -          -          -
Value of options granted                      -        -   315,000         -           -            -          -    315,000
Amortization of deferred
compensation                                  -        -         -         -     141,667            -          -    141,667
Value of options granted for
consulting services                           -        -   526,349         -           -            -          -    526,349
Value of warrants issued                      -        -   274,601         -           -            -          -    274,601
Value of beneficial conversion
feature related to convertible notes          -        -   255,142         -           -            -          -    255,142
Value of warrants issued for loan
provided                                      -        -    99,778         -           -            -          -     99,778
Reacquisition value of beneficial
conversion feature                            -        -   (33,584)        -           -            -          -    (33,584)
Comprehensive income - unrealized
gain                                          -        -         -         -           -       48,000          -     48,000
Net loss for the year ended December
31, 2003                                      -        -         -         -           -            - (2,618,955)(2,618,955)
----------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2003            24,983,564   24,983 3,741,470         -    (133,333)      48,000 (4,469,365)  (788,245)
Sale of common stock for cash
January 2004 - $0.19 per share          100,000      100    18,900         -           -            -          -     19,000
March 2004 - $0.15 per share            633,334      633    91,367         -           -            -          -     95,000
March 2004 - $0.19 per share            315,790      316    59,684         -           -            -          -     60,000
July 2004 - $0.50 per share             500,000      500   249,500         -           -            -          -    250,000
July 2004 - $0.60 per share              33,333       33    19,967         -           -            -          -     20,000
Dec 2004 - $0.47 per share              320,600      321   150,361  (150,682)          -            -          -          -
Issuance of common stock for services
February 2004 - $0.22 per share         142,928      143    31,301         -           -            -          -     31,344
July 2004 - $0.91 per share             200,000      200    31,301         -           -            -          -    182,000
October 2004 - $0.72 per share           60,000       60    43,140         -           -            -          -     43,200
December 2004 - $0.63 per share          79,616       80    50,078         -           -            -          -     50,158
Issuance of common stock pursuant to
the exercise of stock options for cash
March 2004 - $0.14 per share             40,000       40     5,560         -           -            -          -      5,600
March 2004 - $0.22 per share            200,000      200    43,800         -           -            -          -     44,000



                                                         Additional                             Other                   Stockholders
                                         Common Stock     Paid-in  Subscription  Deferred   Comprehensive   Accumulated    Equity
                                       Shares    Amount   Capital   Receivable  Compensation  Income (Loss)   Deficit   (Deficiency)
                                      ----------------------------------------------------------------------------------------------

April 2004 - $0.14 per share             65,000       65     9,035         -           -            -          -      9,100
April 2004 - $0.001 per share           150,000      150         -         -           -            -          -        150
July 2004 - $0.14 per share             125,000      125    17,375         -           -            -          -     17,500
July 2004 - $0.07 per share              25,000       25     1,725         -           -            -          -      1,725
July 2004 - $0.001 per share            200,000      200         -         -           -            -          -        200
September 2004 - $0.07 per share         20,000       20     1,380         -           -            -          -      1,400
October 2004 - $0.73 per share          128,000      128    93,312         -           -            -          -     93,440
Issuance of common stock at $0.23
per share for bonus compensation
(March 2004)                             25,000       25     5,725         -           -            -          -      5,750
Value of options granted                      -        -   350,210         -           -            -          -    350,210
Value of options granted for consulting
Issuance of common stock pursuant to the
exercise of warrants for cash
June 2004 - $0.07 per share             628,571      629    43,371         -           -            -          -     44,000
June 2004 - $0.001 per share            105,263      105    19,895         -           -            -          -     20,000
July 2004 - $0.05 per share              30,000       30     1,470         -           -            -          -      1,500
July 2004 - $0.30 per share             153,945      154    46,030         -           -            -          -     46,184
August 2004 - $0.21 per share           338,095      338    70,662         -           -            -          -     71,000
September 2004 - $0.07 per share        271,972      272    18,766         -           -            -          -     19,038
September 2004 - $0.001 per share       200,000      200         -         -           -            -          -        200
December 2004 - $0.08 per share         145,683      146    11,509         -           -            -          -     11,655
December 2004 - $0.05 per share         337,313      337    16,528         -           -            -          -     16,865
December 2004 - $0.30 per share         206,300      206    61,684         -           -            -          -     61,890
Amortized of deferred compensation            -        -         -         -     106,499            -          -    106,499
Comprehensive income - unrealized gain        -        -         -         -           -      174,000          -    174,000
Net loss for the year ended
December 31, 2004                             -        -         -         -           -            - (1,406,455)(1,406,455)
----------------------------------------------------------------------------------------------------------------------------

Balance -December 31, 2004           30,764,307   30,764 5,527,599  (150,682)    (26,834)     222,000 (5,875,820)  (272,973)
============================================================================================================================



                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations and Continuance of Business

   Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of December 31, 2004, the Company has a working capital deficiency of $506,813 and accumulated loss of $5,761,645 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

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

   Cash and Cash Equivalents

   The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

   Foreign Currency Translation

   The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Revenue Recognition

   The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology. Currently, there is one license agreement. The Company recognizes revenues at the time of shipment of products and subsequent to performing credit evaluations of customers.

   Long-lived Assets

   In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

   Research and Development Costs

   Research and development costs are charged to operations as incurred.

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

   Income Taxes

   Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Investments

   Investments consist of equity securities classified as "available-for-sale" securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected as other comprehensive income in stockholders' equity.

   Reclassifications

   The Company has made reclassifications to the statement of operations for year ended December 31, 2003 to conform to the current year's presentation. A total of $1,119,816 of professional and consulting fees have been reclassified as stock based compensation as to $1,045,516 and general and administrative expense as to $74,300.

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2004 and 2003, the Company's only component of comprehensive income was unrealized holding gains on available-for-sale securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2004 and 2003, the Company had approximately 16,000,000 of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation

   For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability.Stock option awards are valued using the Black-Scholes option-pricing model.

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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:
                                                          2004          2003
                                                            $            $


   Net loss - as reported                              (1,406,455)  (2,618,955)

   Add: Stock-based compensation included in net loss     739,929    1,045,516

   Deduct: Stock-based compensation determined under     (860,347)  (1,076,686)
   the fair value method
   -----------------------------------------------------------------------------

   Pro forma net loss                                  (1,526,873)  (2,650,125)
   -----------------------------------------------------------------------------

   Basic and diluted loss per share:
    As reported                                              (0.05)      (0.12)
    Pro forma                                                (0.06)      (0.12)

   The weighted average assumptions used for the year ended December 31, 2004 and 2003 are as follows:
                                                           2004           2003
   Stock Options
     Expected dividend yield                                 0%             0%
     Risk-free interest rate                              2.23%          1.31%
     Expected volatility                                   183%           103%
     Expected life (in years)                               3.0            1.0

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements

   In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets
   - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

2. INVESTMENT - SECURITIES

    In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000.The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2003 the value of these shares was $210,000 and the unrealized gain of $48,000 was recorded as comprehensive income. As of December 31, 2004 the value of these shares was $384,000 and the unrealized gain of $174,000 was recorded as comprehensive income for the year ended December 31, 2004. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the shares are received.


3. NOTES RECEIVABLE

   In October 2004, a total of $128,000 common shares were issued pursuant to stock options exercised in exchange for a $93,440 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.

   In June 2003, a total of 305,822 common shares were issued pursuant to stock options exercised in exchange for a $51,900 note, which bears interest at prime rate plus 4% per annum and is due on demand. As of December 31, 2004, interest in the amount of $7,102 has been accrued on the note. No amounts have been received on this note and an allowance for the full amount of the note has been included in general and administrative expenses at December 31, 2003.


4. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life of 15 years upon approval. Once the Company receives patent approval, amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patent costs of $42,858 and $43,553 were capitalized during the years ended December 31, 2004 and 2003, respectively.

   A schedule of the patents is as follows:

                                                           As of December 31,
                                                            2004        2003
                                                             $           $

   Patents                                                290,879      248,021
   Less, accumulated amortization                         (57,039)    (40,389)
   ----------------------------------------------------------------------------

                                                          233,840      207,632
   ============================================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

4. PATENTS (continued)

   Amortization expense totaled $16,650 and $16,535 for the years ended December 31, 2004 and 2003, respectively. Future amortization expense is as follows:

                  Year ended December 31,             $

                         2005                        16,650
                         2006                        16,650
                         2007                        16,650
                         2008                        16,650
                         2009                        16,650
                        Thereafter                  150,590
                                                    -------
                                                    233,840
                                                    =======

5. RELATED PARTY TRANSACTIONS/BALANCES

   The Company has entered into related party transactions with two director/officers of the Company as well as an affiliated company. The Company's related party transactions are as follows:

   Due to Related Parties
                                                             December 31,
                                                          2004          2003
                                                            $            $

   a)   Due to a director/officer                             -       143,089
        Due to a director/officer - interest             74,009        66,726

   b)   Due to Pacific BioSciences Research Centre      384,984       346,803

   c)   Due to directors/officers                        14,433        16,050
   ----------------------------------------------------------------------------

                                                        473,426       572,668
   ============================================================================

a)    The Company  received  advances from a director of the Company that were unsecured, bear interest at 11% and were due on demand. During the year ended December 31, 2004, the Company repaid the advances totalling $143,089. The amount of interest recognized during the years ended December 31, 2004 and 2003, was $7,283 and $26,873, respectively and has been accrued as part of the due to related parties. Accrued interest to August 12, 2004, being the date of repayment, totaled $74,009 and is unsecured, non-interest bearing and due on demand.
b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by a director/officer of the Company. During the years ended December 31, 2004 and 2003, Pacific did research and development for the Company valued at $470,400 and $322,400, respectively.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)


5.          RELATED PARTY TRANSACTIONS/BALANCES (continued)

Pacific also provided administrative services during the years ended December 31, 2004 and 2003, valued at $99,100 and $74,300, respectively. During the year ended December 31, 2004, Pacific charged interest of $12,576, calculated at prime rate on the monthly balance owed. At December 31, 2004, the Company owed $384,984 to Pacific. This amount is unsecured and due on demand.

c) The amounts owing to two directors/officers are unsecured, non-interest bearing and due on demand.

6.          CONVERTIBLE NOTES PAYABLE

   The Company received funds during 2003 relating to ten (10) convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five (5) trading days ending on the trading day immediately before the date of the conversion.

   In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

   In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of 2 years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature was calculated under EITF 00-27, and equaled $255,142. Due to the notes being due on demand, the discount was immediately expensed. The convertibility feature expires five years after the date of the Agreement.

7. COMMON STOCK

   For the year ended December 31, 2004:
a) In December 2004, the Company issued 79,616 shares of common stock for $16,000 of consulting services. The stock price that was agreed to in the contract was below the stock price at issuance of the shares and the Company recorded $34,158 loss on issuance of these shares.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

7. COMMON STOCK (continued)

   For the year ended December 31, 2004 (continued):

b) In December 2004, the Company sold 320,600 units at $0.47 per unit for proceeds of $150,682. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.64 per share, expiring on December 19, 2006.
c) In October 2004, the Company issued 60,000 shares of common stock for $25,134 of services provided and for $10,476 of services to be provided, which was below the market price of the common shares on the settlement date. The Company recorded $10,476 of services to be provided as deferred compensation and recognized a loss on issuance of shares of $7,590.
d) In July 2004, the Company sold 500,000 units at $0.50 per unit for proceeds of $250,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $1.01 per share, expiring on July 15, 2006.
e) In July 2004, the Company sold 33,333 units at $0.60 per unit for proceeds of $20,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $1.04, expiring onJuly 31, 2006.
f) In July 2004, the Company issued 200,000 shares of common stock for $169,642 of services provided and for $12,358 of services to be provided, which was equal to the market price of the common shares on the settlement date. $12,358 of services to be provided was recorded as deferred compensation.
g) In March 2004, the Company sold 533,334 units at $0.15 per unit for proceeds of $80,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.15 as to 266,667 warrants and at $0.17 as to 266,667 warrants all expiring on March 31, 2007.
h) In March 2004, the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.
i) In March 2004, the Company sold 315,790 units at $0.19 per unit for proceeds of $60,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.19, expiring on March 31, 2009.
j) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.
k) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price of the common shares on the settlement date.
l) In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)


7. COMMON STOCK (continued)

   For the year ended December 31, 2003:
a) In November 2003, the Company sold 288,095 units at $0.21 per unit for proceeds of $60,500. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.21, expiring on November 18, 2006.
b) In November 2003, three directors exercised 450,000 options to purchase the Company's common stock through a reduction of due to related parties totaling $450. The reduction was equal to the exercise price times the number options exercised.
c) In October 2003, the Company issued 1,000,000 shares of common stock for consulting services rendered valued at $160,000. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors. The contract amount was amortized over the contract period ending October 2004. The amount was treated as deferred compensation due to the stock being issued before the services were rendered.
d) In October 2003 the Company issued 300,000 shares of common stock in settlement of accounts payable totaling $71,881. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.
e) In July 2003, the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,071. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.
f) In June 2003, option holders exercised 305,882 options to purchase the Company's common stock with a note receivable in the amount of $51,900. No amounts have been received on this note. Previous payments from the note holder related to other receivables have been returned due to insufficient funds. The amounts were recorded as a reduction of equity until paid in full. An allowance for the full amount has been included in general and administrative expenses at December 31, 2003. When funds are received, the allowance will be reversed.
g) In June 2003, option holders exercised 294,118 options to purchase the Company's common stock for $50,000. The Company recorded a receivable for the full amount. The receivable was the result of the Company receiving two checks totaling the $50,000 as consideration for the exercise of options that subsequent to the issuance of the common stock were returned for insufficient funds. The receivable, which has been offset against equity, was not received by the end of the year. An allowance has been set-up against the receivable in full and included in general and administrative expenses at December 31, 2003. The funds were received in 2004 and the allowance was reversed.
h) In April 2003, the Company issued 300,000 common shares in settlement of accounts payable totaling $51,000. The fair market price of the stock was determined based on the closing price of the stock on the date of the approval by the Board of Directors.
i) In March 2003, the Company issued 156,250 shares of common stock for consulting services rendered valued at $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.
j) In March 2003, the Company issued 1,225,000 shares of common stock in settlement of accounts payable totaling $156,000, which is greater than the fair market value of the stock on the date of issuance.

                    WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)


k) In March 2003, option holders exercised 1,560,000 options to purchase the Company's common stock in exchange for payables totaling $109,200. The reduction was equal to the exercise price times the number of options exercised.
l) In January 2003, the Company sold 900,543 units for proceeds of $63,037. Each unit consisted of 900,543 common shares and 900,543 warrants entitling the holder to purchase 900,543 common shares at $0.07 per share.

8.    STOCK WARRANTS

      The following represents all activity that took place with regards to warrants issued:

                                                                       Average
                                                                      Exercise
                                                                      Price Per
                                                                        Share
                                                Number                    $

   Balance December 31, 2002                   2,771,095                0.16
   Warrants issued                             4,897,726                0.15
   Warrants expired                              (84,260)               0.79
   ----------------------------------------------------------------------------

   Balance, December 31, 2003                  7,584,561                0.15
   Warrants issued                             2,292,757                0.36
   Warrants exercised                         (2,417,140)               0.12
   Warrants reinstated                            52,000                0.07
   Warrants expired                             (100,000)               0.50
   ----------------------------------------------------------------------------

   Balance, December 31, 2004                  7,412,178                0.22
   ----------------------------------------------------------------------------


   The weighted average fair market value of the warrants issued during the year ended December 31, 2004 equals $0.42 and the weighted average remaining contractual life is 1.74 years.

   During the year ended December 31, 2004:

a) The 650,000 warrants were originally issued as options to a director and were converted to warrants on September 27, 2004.
b) The Company reinstated 52,000 warrants to an employee that had been previously shown as expired in prior periods.

   During the year ended December 31, 2003:

a) On November 11, 2003, an unrelated third party was issued 199,311 warrants to purchase common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $21,083 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.32%; expected life of five years; dividend yield of 0%; and expected volatility of 504%. These warrants expire November 11, 2008.
b) On October 31, 2003, an unrelated third party was issued 541,666 warrants to purchase common stock at $0.12 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $35,000 of expense.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)



8. STOCK WARRANTS (continued)

   During the year ended December 31, 2003 (continued):

   The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.25%; expected life of five years; dividend yield of 0%; and expected volatility of 495%. These warrants expire October 31, 2008.
c) On April 11, 2003, an unrelated third party was issued 682,714 warrants to purchase common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $68,059 of expense. The fair market value of the equity instruments was estimated the average risk-free on the date of
      conversion  using  the   Black-Scholes   pricing  model.  The  following
      assumptions were used: using interest rate of 1.57%; expected life of two years; dividend yield of 0%; and expected volatility of 461%. These warrants expire April 10, 2005.
d) In March 2003, unrelated third parties were issued a total of 659,451 warrants to purchase common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $104,392 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. These warrants expire March 2005.
e) In February 2003, unrelated third parties were issued a total of 205,263 warrants to purchase common stock at $0.38 per share as part of the conversion of notes payable to equity. In accordance with EITF
      00-27  (accounting  for  convertible   instruments  with  non-detachable
      conversion options), the Company recognized $39,320 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%;
      expected  life  of  one  year;   dividend  yield  of  0%;  and  expected
      volatility of 458%. These warrants expire February 2005.
f) On January 17, 2003, an unrelated third party was issued 145,683 warrants to purchase common stock at $0.08 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $6,747 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. These warrants expire January 16, 2005.
g) On January 13, 2003, an officer/director was issued 1,275,000 warrants to purchase 1,275,000 common shares at $0.08 per share. These warrants were issued as additional consideration for advances to the Company. The Company recognized $99,778 of expense relating to the issuance of the warrants below market. The fair value of the warrants were estimated on the date of grant using the Black-Scholes model. The following assumptions were used: average risk-free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. These warrants expire January 15, 2008.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

9. STOCK OPTIONS

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to this Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by a committee and can't be less than $0.001. Pursuant to this Plan 12,500,000 common shares are reserved.

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

   The following table summarizes stock option plan activity under both Plans:

                                  Fiscal Year Ended       Fiscal Year Ended
                                  December 31, 2004       December 31, 2003
                                 Shares     Weighted     Shares     Weighted
                                            Average                 Average
                                         Exercise Price          Exercise Price

   Outstanding at beginning of
   year                        1,715,000     0.03      2,045,000     0.07
   Granted                     2,275,000     0.14      3,996,944     0.09
   Exercised                   (953,000)     0.18     (4,126,944)    0.11
   Forfeited                   (250,000)     0.21      (200,000)     0.07
   Options exchanged for
   warrants                    (650,000)    0.001             -         -
   ----------------------------------------------------------------------------

   Outstanding at end of year  2,137,000     0.07      1,715,000     0.03
   ----------------------------------------------------------------------------

   Exercisable at end of year  2,137,000     0.07      1,715,000     0.03
   ----------------------------------------------------------------------------


   The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                      Options Outstanding                  Options Exercisable
                                    Weighted   Weighted              Weighted
                                     Average    Average              Average
    Range of Exercise               Remaining  Exercise              Exercise
          Price           Number      Years      Price      Number    Price


      $0.001              1,750,000    3.82      0.001   1,750,000    0.001
      $0.07               125,000      1.84       0.07     125,000     0.07
      $0.14                35,000      2.00       0.14      35,000     0.14
      $0.60               227,000      2.78       0.60     227,000     0.60
   ----------------------------------------------------------------------------
      $0.001 - $0.60      2,137,000    3.56       0.18   2,137,000     0.18
   ----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

9.    STOCK OPTIONS
a) On October 12, 2004, the Company granted 227,000 options to employees with an exercise price of $0.60, which was below the market price on the date of grant. Compensation expense in the amount of $18,160 was charged to operations for the three months ended December 31, 2004. The options are exercisable starting October 12, 2004 and expire October 12, 2007. The fair market value of the options under SFAS No.123 equals
      $138,578   and  was   determined   on  the  date  of  grant   using  the
      Black-Scholes pricing model. The following assumptions were used: average risk free interest rate of 2.23%; expected life of three years; dividend yield of 0%; and expected volatility of 183%.
b) On September 2, 2004, the Company granted 128,000 options to a consultant at an exercise price of $0.73 per share, which was above the market price on the date of grant. Compensation expense of $46,179 was charged to operations for the three months ended September 30, 2004. These options were exercised in October 2004.
c) In April 2004, the Company granted 20,000 options to an employee at an exercise price of $0.07 per share, which was equal to the market price on the date of grant. These options were exercised in September 2004.
d) On March 10, 2004, the Company granted 1,450,000, options to 3 directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Compensation expense in the amount of $332,050 was charged to operations for the three months ended March 31, 2004. In September 2004, 650,000 of these options were cancelled and reissued as warrants.
e) On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Consulting expense in the amount of $22,815 was charged to operations for the three months ended March 31, 2004. The fair market value was determined on the date of the grant using the Black-Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 103%.
f) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.
g) In October 2003, the Company granted 277,777 options to a third party for consulting services to be rendered. Consulting expense of $67,092 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 410%.
h) In October 2003, the Company granted 265,000 options to employees with an exercise price of $0.14, which was equal to the market price on the date of grant. The options are exercisable starting January 1, 2004 and expire January 1, 2007. The fair market value of the options under FASB123 equals $31,170.
i) In October 2003, the Company granted 104,167 options to a third party for consulting services to be rendered. Consulting expense of $29,621 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 410%.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)



9.    STOCK OPTIONS (continued)
j) In May 2003, the Company granted 1,000,000 options to a third party for consulting services to be rendered. Consulting expense of $186,326 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.18%; expected life of one year; dividend yield of 0%; and expected volatility of 461%. All of the options were exercised as of December 31, 2003.
k) In April 2003, the Company granted 1,400,000 options to two directors for services rendered. The options were granted at $0.001 per share, which was below the market value on the date of grant. Compensation expense totaling $238,000 was recorded. The expense recorded was greater than the expense that would have been recorded under FASB123 using the Black-Scholes pricing model. Therefore, no proforma disclosure is required.
l)    In March 2003, the Company  disclosed  200,000 shares as being issued to two directors for services rendered. The stock certificates were never issued to the directors as the directors wanted options versus shares of stock. The Company has adjusted the accounting for this transaction to reflect 200,000 options being granted at an exercise price of $0.001 per share, which was below the market value on the date of grant.
      Compensation   expense  totaling  $77,000  was  recorded.   The  expense
      recorded was greater than the expense that would have been recorded under FASB 123 using the Black-Scholes pricing model. Therefore, no proforma disclosure is required.
m) In March 2003, the Company granted 600,000 options to a third party for services rendered. Consulting expense of $226,960 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. In June 2003, 599,940 of these options were exercised.
n) In January 2003, the Company approved the issuance of 150,000 shares of common stock for services rendered totaling $16,350. These shares were not issued. During July 2003, the Company granted 150,000 options in lieu of the 150,000 shares of common stock. The transaction was not recorded by the Company at the date of grant. The Company, during the third quarter, has accounted for the transaction as if it occurred in January 2003. The options were granted at $0.001 per share, which was below the market value on the date of grant. Consulting expense of $16,350 has been recorded. The fair market value was determined on the date of grant using the Black-Scholes pricing model. The assumptions were as follows: average risk free interest rate of 1.36%; expected life of one year; dividend yield of 0%; and expected volatility of 420%. The difference between the expense recorded under APB25 and the amount that would have been recorded using the Black-Scholes model under FASB 123 was nominal, therefore no pro forma disclosure is considered necessary.


10.   LEGAL PROCEEDINGS

   In May 2004, a former consultant to the Company filed a civil action in the Ontario Superior Court of Justice against the Company and the Company's three directors. The former consultant was seeking 1,300,000 common shares of the Company and $80,000 in payment of consulting services purported to be rendered. On November 24, 2004 the action was dismissed and there is no outstanding claim against the Company.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

10. LEGAL PROCEEDINGS

   In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and charged to operations in fiscal 2003.

11. INCOME TAXES

   At December 31, 2004 and 2003, the Company had net operating losses to carryforward totalling approximately $4,862,000 and $4,294,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company's ability to generate taxable income during the carryforward period through to 2023.

   The reconciliation of the Company's effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2004 and 2003.

                                                             2004       2003

   Federal Income Tax Rate                                   (35%)       (35%)
   Effect of Valuation Allowance                              35%         35%
   ----------------------------------------------------------------------------

   Effective Income Tax Rate                                   0%          0%
   ----------------------------------------------------------------------------

   Any income subject to tax in Canada will be taxed at essentially the same rate as that in the United States.

   Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                         2004         2003
                                                          $             $

   Net operating loss                                  568,000      1,502,900
   Less:  Valuation allowance                         (568,000)    (1,502,900)
   ----------------------------------------------------------------------------

   Net deferred tax asset                                    -              -
   ----------------------------------------------------------------------------


   The Company does not have any deferred tax liabilities.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                            (Expressed in US dollars)

12.   SUBSEQUENT EVENTS
a) In January 2005, the Company granted 500,000 options to three directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.77. Compensation expense of $384,500 was charged to operations.
b) In January 2005, the Company issued 26,305 common shares at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of warrants. Total consideration received was $32,891.
c) In February 2005, the Company received $125,400 and approved the issuance of 209,000 shares to 7 employees for the exercise of their options at the option price of $0.60.
d) In February 2005, the Company issued 8,450 common shares valued at $0.71 per share for consulting services rendered. The value of the services totaled $6,000 and the shares were valued at the closing price of the stock on February 14, 2005.
e) In February 2005, the Company issued 7,042 common shares valued at $0.71 per share for consulting services rendered to Pacific Biosciences Research Centre ("Pacific"), a related company. The Company will record an amount due from Pacific for $5,000. The shares were valued at the closing price of the stock on February 14, 2005.
f) In February 2005, the Company issued 70,643 common shares pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.
g) In March 2005 proceeds of $1,750 were received pursuant to 25,000 stock options exercised at a price of $0.07 per share.
h) In March 2005, the Company received $10,500 and issued 50,000 common shares at $0.21 per share pursuant to warrants exercised.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2005.


                                    WHISPERING OAKS INTERNATIONAL INC.


                                     By: /s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo  Moro  -  President and
                                        Chief Executive Officer


                                     By: /s/ Dr. Gerald Wittenberg
                                        -------------------------------------
                                        Dr. Gerald Wittenberg, Principal
                                        Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Dr. Ricardo Moro           Director            March 29, 2005
----------------------
Dr. Ricardo Moro


/s/ Dr. Gerald Wittenberg      Director            March 29, 2005
----------------------
Dr. Gerald Wittenberg


/s/ Dr. Phil Gold              Director            March 29, 2005
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                   FORM 10-KSB

                                    EXHIBITS