Form 10QSB
period 2005-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2005-05-16
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X]        NO [ ]


As of May 10, 2005, the Company had 35,323,626 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS






                                      INDEX




Balance Sheets as at March 31, 2005 (unaudited) and
 December 31, 2004 (audited)                                            F-1

Statements of Operations for the Three Months Ended
 March 31, 2005 and 2004 (unaudited) and Accumulated
 from Inception of Development Stage (January 1,
  2001) to March 31, 2005                                               F-2

Statements of Cash Flows for the Three Months Ended
 March 31, 2005 and 2004 (unaudited) and Accumulated
 from Inception of Development Stage (January 1,
  2001) to March 31, 2005                                             F-3 - F-4

Notes to Financial Statements                                         F-5 - F-19

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS


                                                    March 31,       December 31,
                                                      2005              2004
                                                   (Unaudited)       (Audited)
                                                        $                 $

ASSETS

Current Assets:

  Cash                                               193,788           94,479
  Investment - securities, at fair value             300,000          384,000
    (Note 2)
  Prepaid expenses                                     8,333           10,000
  Notes receivable (Note 3)                          125,400          100,542
--------------------------------------------------------------------------------

Total Current Assets                                 627,521          589,021

Patents (Note 4)                                     247,329          233,840
--------------------------------------------------------------------------------

Total Assets                                         874,850          822,861
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                   110,531          106,557
  Accrued liabilities                                 71,331           39,108
  Due to related parties (Note 5)                    469,236          473,426
  Convertible notes payable (Note 6)                 333,373          476,743
--------------------------------------------------------------------------------

Total Current Liabilities                            984,471        1,095,834
--------------------------------------------------------------------------------

Commitments  and  Contingencies  (Notes 1
and 10)

Stockholders' Equity (Deficit):

  Common stock, $0.001 par value;
    125,000,000 shares authorized,
    34,625,912 and 30,764,307 shares
    issued and outstanding, respectively              34,625           30,764
  Additional paid-in capital                       6,953,936        5,527,599
  Subscription receivable                             (2,200)        (150,682)
  Deferred compensation                               (2,608)         (26,834)
  Accumulated other comprehensive income             138,000          222,000
Accumulated Deficit                               (7,231,374)      (5,875,820)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                (109,621)        (272,973)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders'                  874,850          822,861
Equity (Deficit)
--------------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                               From Inception of
                                  For the Three Months Ending  Development Stage
                                            March 31           January 1, 2001)
                                                                (to March 31,
                                     2005           2004              2005
                                      $               $                 $

Revenue

  Sales                                  -           1,250             6,700
  License                                -         207,756           207,756
--------------------------------------------------------------------------------

Net Revenue                              -         209,006           214,456
--------------------------------------------------------------------------------

Operating expenses

  Depreciation and amortization      4,226           4,134            61,265
  Professional and consulting fees  75,856          72,044         1,582,550
  Research and development (Note 5
  (b))                             118,300          92,000         1,502,600
  Stock based compensation(1)      411,653         400,615         2,618,857
  General and administrative
  expense (Note 5 (b))              47,193         (15,748)          560,559
--------------------------------------------------------------------------------

Total operating expenses           657,228         553,045         6,325,831
--------------------------------------------------------------------------------

Loss from operations              (657,228)       (344,039)       (6,111,375)
--------------------------------------------------------------------------------

Other income (expense):

  Interest income                    1,376               -           334,655
  Interest expense, net           (699,702)        (11,030)       (1,430,121)
  Loss on issuance of shares             -               -           (33,475)
  Gain on sale of equity investment      -               -            89,533
  Gain on extinguishment of
  convertible debt                       -               -            33,584
--------------------------------------------------------------------------------

Total other income (expense)      (698,326)        (11,030)       (1,005,824)
--------------------------------------------------------------------------------

Net Loss                        (1,355,554)       (355,069)       (7,117,199)

Other Comprehensive Income

  Change in unrealized gain (loss)
  on marketable securities         (84,000)        120,000           138,000
--------------------------------------------------------------------------------

Comprehensive Loss              (1,439,554)       (235,069)       (6,979,199)
--------------------------------------------------------------------------------

Net loss per share - basic and
diluted                              (0.04)          (0.01)
--------------------------------------------------------------------------------

Weighted average shares outstanding
- basic and diluted             32,048,000      25,238,000
--------------------------------------------------------------------------------

(1) Stock based compensation is a
    combination of the following:
      Professional and consulting
      fees                          27,153          62,815
      General and administrative   384,500         337,800

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               From Inception of
                                  For the Three Months Ending  Development Stage
                                            March 31           January 1, 2001)
                                                                (to March 31,
                                     2005           2004              2005
                                      $               $                 $

Cash flows used for operating
activities:
  Net loss                        (1,355,554)     (355,069)        (7,117,199)
  Adjustments to reconcile net
   loss to net cash used for
   operating activities:
  Depreciation and amortization        4,226         4,134             61,265
  Amortization of consulting
   services                           24,226        40,000            272,392
  Issuance of warrants               691,587             -            691,587
  Fair market value of options/stock
   for consulting services            38,000        22,815            679,493
  Stock based compensation           384,500       369,244          1,854,975
  Discount on convertible debentures
   and due to related parties              -             -            736,542
  Variable accounting for equity
  instruments                              -             -           (458,110)
  Gain on extinguishments of debt          -             -            (33,584)
  Gain on sale of investment               -             -           (194,607)
  Allowance (recovery) for uncollectible
  receivables                          8,478       (50,000)            60,378
Changes in operating assets and
liabilities:
  Decrease in prepaid expense          1,667         1,168             (8,333)
  Decrease (increase) in
   notes receivable                   92,064             -             (8,478)
  Increase (decrease) in accounts
   payable                             3,974        (2,876)           558,175
  Increase in accrued liabilities     32,223        35,943             71,331
  (Decrease) in deferred revenue           -      (162,000)          (162,000)
--------------------------------------------------------------------------------
Net cash used in operating
activities                           (74,609)      (96,641)        (2,996,173)
--------------------------------------------------------------------------------
Cash flows used in investing activities:
  Addition to patents                (17,715)      (15,544)          (104,126)
  Proceeds from sale of investment         -             -            230,666
--------------------------------------------------------------------------------
Net cash used in investing
activities                           (17,715)      (15,544)           126,540
--------------------------------------------------------------------------------
Cash flows provided by financing
activities:
  Payment from subscriptions
   receivable                        150,682        50,000                  -
  Proceeds from convertible notes
   payable                                 -             -            639,743
  Payment on convertible notes payable     -             -            (53,000)
  Issuance of common stock                 -       134,000            893,678
  Exercise of stock options and
   warrants                           45,141         2,800            805,063
  (Decrease) increase in due to related
  parties                             (4,190)      (93,897)           535,386
--------------------------------------------------------------------------------
Net cash provided by financing
activities                           191,633        92,903          2,820,870
--------------------------------------------------------------------------------
Net increase (decrease) in cash       99,309       (19,282)           (48,763)
Cash, beginning                       94,479       133,349            242,551
--------------------------------------------------------------------------------
Cash, ending                         193,788       114,067            193,788
--------------------------------------------------------------------------------

  Cash paid for:
    Interest expense                       -             -                  -
    Income taxes                           -             -                  -

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

a) In February 2005, the Company issued 70,643 common shares pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share.
b) In February 2005, the Company issued 8,450 common shares for consulting services valued at $6,000.
c) In February 2005, the Company issued 7,042 common shares for consulting services rendered to Pacific Biosciences Research Centre ("Pacific"), a related company. The Company recorded an amount due from Pacific for $5,000.
d) In February 2005, the Company issued 209,000 shares to employees for the exercise of their options by the issuance of notes receivable totaling $125,400.
e) In March 2005, the Company issued 30,000 common shares in settlement of services provided of $24,392 and services to be provided of $2,608.
f) In February 2004, the Company issued 142,928 common shares in settlement of accounts payable totaling $31,444.
g) In November 2003, the Company entered into a contract for consulting services, in exchange for 1,000,000 common shares having a value of $160,000. A total of $93,333 has been recorded as deferred compensation as of March 31, 2004.
h) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be provided.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of March 31, 2005, the Company has a working capital deficiency of $356,950 and accumulated loss of $7,117,199 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2003
                            (Expressed in US dollars)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2003
                            (Expressed in US dollars)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   Interim Financial Statements

   The interim unaudited financial statements for the three months ended March 31, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

   Reclassifications

   The Company has made reclassifications to the statement of operations for three months ended March 31, 2004 to conform to the current year's presentation. A total of $400,615 of professional and consulting fees have been reclassified as stock based compensation as to $62,815 and general and administrative expense as to $337,800.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2005 and 2004, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2005 and 2004, the Company had approximately 12,500,000 and 18,000,000 of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

   SFAS No. 123, "Accounting for Stock-Based Compensation", established a fair value based method of accounting for stock-based awards. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made using the fair value method, for which the Company uses the Black-Scholes options-pricing model.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                                                          Three Months Ended
                                                        March 31,    March 31,
                                                          2005          2004
                                                            $            $

   Net loss - as reported                              (1,355,554)    (355,069)

   Add: Stock-based compensation included in net loss     411,653      400,615

   Deduct: Stock-based compensation determined under
   the fair value method                                 (411,667)    (400,615)
   -----------------------------------------------------------------------------

   Pro forma net loss                                  (1,355,568)    (355,069)
   -----------------------------------------------------------------------------
   Basic and diluted loss per share:
    As reported                                              (0.04)      (0.01)
    Pro forma                                                (0.04)      (0.01)

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   The weighted average assumptions used for the three months ended March 31, 2005 and 2004 are as follows:


                                                         March          March
                                                         2005           2004
   Stock Options
     Expected dividend yield                                 0%             0%
     Risk-free interest rate                              2.86%          1.24%
     Expected volatility                                   168%           101%
     Expected life (in years)                               1.0            1.0


   Recent Accounting Pronouncements

   In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
   - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

   In December 2004, FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

2. INVESTMENT - SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of March 31, 2004, the value of these shares was $330,000 and an unrealized gain of $120,000 was recorded as comprehensive gain for the three months ended

   March 31, 2004. As of March 31, 2005 the value of these shares was $300,000 and an unrealized loss of $84,000 was recorded as comprehensive loss for the three months ended March 31, 2005. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


3. NOTES RECEIVABLE

   In February 2005, a total of 209,000 common shares were issued pursuant to stock options exercised in exchange for a $125,400 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.

4. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life of 15 years upon approval. Once the Company receives patent approval, amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patent amortization of $4,226 and $4,134 was charged to operations during the three months ended March 31, 2005 and 2004, respectively.

   A schedule of the patents is as follows:
                                               March 31,         December 31,
                                                  2005                 2004
                                               --------          -----------

        Patents                              $  308,594        $  290,879
        Less, accumulated amortization          (61,265)          (57,039)
                                            -----------      ------------
                                             $  247,329        $  233,840
                                            ===========      ============

    Future amortization expense is as follows:

                  Year ended December 31,
                     2005                         $   16,904
                     2006                             16,904
                     2007                             16,904
                     2008                             16,904
                     2009                             16,904
             Thereafter                              162,809
                                                    --------
                                                     247,329

5. RELATED PARTY TRANSACTIONS/BALANCES

   The Company has entered into related party transactions with two director/officers of the Company as well as an affiliated company. The Company's related party transactions are as follows:

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS/BALANCES (continued)

   Due to Related Parties
                                                  March 31,    December 31,
                                                    2005           2004
                                                  --------     -----------

         a) Due to a director/officer - interest  $ 74,009      $  74,009

         b) Due to Pacific BioSciences Research
            Centre                                 388,227        384,984

         c) Due to directors/officers                7,000         14,433
                                               -----------     ----------

                                                   469,236        473,426
                                               ===========     ==========

a) The Company received advances from a director of the Company that were unsecured, bear interest at 11% and were due on demand. The Company repaid all advances and accrued interest to August 12, 2004, being the date of repayment, totaled $74,009 and is unsecured, non-interest bearing and due on demand.
b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by a director/officer of the Company. During the three months ended March 31, 2005 and 2004, Pacific did research and development for the Company valued at $118,300 and $92,000, respectively.

            Pacific also provided administrative services during the three months ended March 31, 2005 and 2004, valued at $30,700 and $23,000, respectively. During the three months ended March 31, 2005, Pacific charged interest of $3,428, calculated at prime rate on the monthly balance owed. At March 31, 2005, the Company owed $388,227 to Pacific. This amount is unsecured and due on demand.

c) The amounts owing to directors/officers are unsecured, non-interest bearing and due on demand.

6.          CONVERTIBLE NOTES PAYABLE

   The Company received funds during 2003 relating to ten (10) convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


6. CONVERTIBLE NOTES PAYABLE


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

   In February 2005, a note in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. In accordance with EITF 00-27, the Company recognized $691,587 of interest expense. The fair value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.03%; expected life of three years; dividend yield of 0%; and expected volatility of 167%.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


7. COMMON STOCK

   For the three months ended March 31, 2005:

a) In March 2005, the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant.

b) In March 2005, two directors exercised 1,750,000 options to purchase the Company's common stock for $1,750. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.

c) In March 2005, a director exercised 450,000 warrants to purchase the Company's common stock for $450. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.

d) In March 2005, the Company issued 25,000 shares of common stock at $0.07 per share pursuant to the exercise of options for proceeds of $1,750.

e) In March 2005, the Company issued 50,000 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $10,500.

f) In March 2005, the Company issued 30,000 shares of common stock for $24,392 of services provided and for $2,608 of services to be provided, which was equal to the market price of the common shares on the settlement date. The Company recorded $2,608 of services to be provided as deferred compensation.

g) In February 2005, the Company approved the issuance of 209,000 shares of common stock to 7 employees for the exercise of their options at their option price of $0.60. The Company received note receivable totaling $125,400.

h) In February 2005, the Company issued 7,042 shares of common stock valued at $0.71 per share for consulting services rendered by an employee of Pacific Biosciences Research Centre ("Pacific"), a related company. The shares were valued at the closing price of the stock on the date of issuance.

i) In February 2005, the Company issued 8,450 shares of common stock valued at $0.71 per share for consulting services received. The value of the services totaled $6,000 and the shares were valued at the closing price of the stock on the date of issuance.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK (continued)

j) In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.

k) In January 2005, the Company issued 26,305 shares of common stock at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of warrants. Total consideration received was $32,891.

  For the three months ended March 31, 2004:

a) In March 2004, the Company sold 533,334 units at $0.15 per unit for proceeds of $80,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.15 as to 266,667 warrants and at $0.17 as to 266,667 warrants all expiring on March 31, 2007.
b) In March 2004, the Company sold 315,790 units at $0.19 per unit for proceeds of $60,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.19, expiring on March 31, 2009.
c) In March 2004, option holders exercised 240,000 options to purchase the Company's common stock for $49,600. The Company received cash of $2,800 in March, $2,800 in April $44,000 in May 2004.
d) In March 2004, the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.
e) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.
f) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price of the common shares on the settlement date.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK (continued)

g) In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.


8.       STOCK WARRANTS

   As of March 31, 2005, the Company had 7,363,507 warrants outstanding.

   During the quarter ended March 31, 2005:
a) The Company amended the exercise price of 100,000 warrants from $0.50 to $0.80 and extended the date of expiry from March 15, 2005 to June 15, 2005.
b) The Company amended the exercise price of 100,000 warrants from $1.00 to $1.50 and extended the date of expiry from March 15, 2005 to June 15, 2005.
c) A total of 592,094 warrants were exercised for cash and are made up of the following: 450,000 shares at $0.001 per share, of which $450 is owing at March 31, 2005; 50,000 shares at $0.21 per share; 26,305 shares at $0.30 per share; and, 65,789 shares at $0.38 per share.
d)        A total of 412,377 cashless warrants were exercised as follows:
          139,474 warrants to acquire 70,643 shares and 272,903 warrants to acquire 213,576 shares.
e) The Company issued 955,800 warrants upon the conversion of a convertible note of $143,370 into 955,800 units at $0.15 per unit. The warrants are exercisable at $0.17 per share and expire on March 9, 2010. In accordance with EITF 00-27, the Company recognized $691,587 of interest expense. Refer to note 6.

9.        STOCK OPTIONS

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to this Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by a committee and cannot be less than $0.001. Pursuant to this Plan 12,500,000 common shares are reserved.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


9. STOCK OPTIONS (continued)

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

a) In January 2005, the Company granted 500,000 options to three directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.77. Compensation expense totaling $384,500 was charged to operations.

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

d) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


11. SUBSEQUENT EVENTS


a) In April 2005, the Company issued 682,714 shares of common stock at $0.21 per share pursuant to the exercise of warrants for cash proceeds of $143,370.

b) In May 2005, the Company issued 15,000 shares of the Company's common stock to an employee as a bonus. The Company will record compensation expense totaling $18,900 which was determined based on the closing price of the stock on the date of approval by the Board of Directors.

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation

Biocurex is involved in developing cancer detection technology.  Biocurex:

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of May 10, 2005 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2005, as compared to the same period in the prior year, are discussed below:

                             Increase (I)
Item                        or Decrease (D) Reason
-----                       --------------- ------

Sales and Licensing Revenue       D         In 2004 Biocurex received shares
                                            (valued at $162,000) for a
                                            technology licensing fee. Biocurex
                                            did not receive any licensing fees
                                            during the three months ended
                                            March 31, 2005.

Research and Development          I        Consulting fees applicable to first
                                           quarter of 2004 ($17,000) were
                                           expenses in second quarter of 2004.

General and Administrative        I        During the three months ended March
                                           31, 2004 a debt owing to the  Company
                                           in the amount of $50,000  (which  was
                                           written  off in  2003) was paid.  The
                                           $50,000  was  credited  against other
                                           G&A expenses for the quarter,   which
                                           were 34,252.  As a result, G&A
                                           expense for the three months  ended
                                           March  31,  2004  had  a  negative
                                           balance.

Interest Expense                  I        Expense in 2005 reflected
                                           expense associated with the value of
                                           warrants which were issued upon the
                                           conversion of a note.

Liquidity and Capital Resources

Biocurex's sources and (uses) of cash during the three months ended March 31, 2005 were:

      Cash used in operations                                   $(74,609)


      Capitalized patent costs                                   (17,715)

      Sale of common stock in private placements                 150,682

      Proceeds from exercise of options or warrants               45,141

      Other                                                       (4,190)

      Increase in cash on hand at March 31, 2005                  99,309

Biocurex's sources and (uses) of cash during the three months ended March 31, 2004 were:

      Cash used in operations                                   $(96,641)

      Capitalized patent costs                                   (15,544)

      Sale of common stock in private placements                 134,000

      Collection of subscription receivable                       50,000

      Proceeds from exercise of options or warrants                2,800

      Payment of accrued management fees to Pacific BioSciences
          Research Centre                                        (44,576)

      Payment of loans from Dr. Wittenberg                       (53,444)

      Other                                                        4,123

      Use of cash on hand at January 1, 2004                     (19,282)

      As of March 31, 2005, Biocurex had a working capital deficit of ($356,950). Included in current liabilities at March 31, 2005 are amounts due to officers, directors, and related parties of Biocurex totaling $469,236.

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

      Biocurex anticipates that the capital requirements for the year ended December 31, 2005 will be as follows:

      Research and Development - Theraputics                  $   400,000
      Research and Development - Histo-Recaf kits                  75,000
      Research and Development - Serum screening assay            250,000
      Research and Development - Imagery                          200,000
      Payment of Outstanding Liabilities                          420,000
      General and Administrative Expenses                         320,000
      Marketing and Investor Communications                       200,000
                                                             ------------
            Total:                                             $1,865,000
                                                             ============

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

      Although Generally Accepted Accounting Principles require Biocurex's financial statements to show its intellectual property as having no value, an independent appraisal has valued Biocurex's intellectual property at approximately $5,000,000 as of December 31, 2003. Biocurex believes that the value of its intellectual property has not declined subsequent to December 31, 2003.

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

ITEM 3.     CONTROLS AND PROCEDURES

Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Dr. Moro and Dr. Wittenberg there has not been any change in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 5 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the three months ended March 31, 2005.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (a), (e), (j) and (k) of Note 5 during the three-months ended March 31, 2005.

The shares described in the other subparagraphs of Note 5 were registered by means of a registration statement on Form S-8.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit

31          Section 302 Certifications

32          Section 1350 Certifications

(b) Reports on Form 8-K. During the three months ended March 31, 2005 the Company did not file any reports on Form 8-K.


o

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2005.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:   /s/ Dr. Ricardo Moro
                                           -----------------------------
                                             Dr. Ricardo Moro, President



                                     By:   /s/ Gerald Wittenberg
                                           -----------------------------
                                           Gerald Wittenberg, Principal
                                           Financial and Accounting Officer