Form 10KSB/A
period 2004-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2005-07-12
CIK 1092562

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

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
               -------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Texas                                     75-2742601
  ------------------------                -------------------------------
  (State of incorporation)               (IRS Employer Identification No.)

            7080 River Road, Suite 215
             Richmond, British Columbia                       V6X 1X5
          --------------------------------                --------------
          (Address of Principal Executive Office)             Zip Code

Registrant's telephone number, including Area Code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                              --------------------
                                (Title of Class)

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

Results of Operations:               Year Ended              Year Ended
----------------------            December 31, 2004       December 31, 2003


Revenue                          $    209,006            $         --
Operating Expenses                 (1,504,226)             (1,983,976)
Other income (expense)                (75,234)               (634,979)
                                  -----------            ------------
Net loss                          $(1,406,455)           $ (2,618,955)
                                  ===========            ============

Balance Sheet Data:
                                  December 31, 2004      December 31, 2003

Current Assets                     $  589,021              $  348,006
Total Assets                          822,861                 555,638
Current Liabilities                 1,095,834               1,343,883
Total Liabilities                   1,095,834               1,343,883
Working Capital (Deficit)            (506,813)               (995,877)
Stockholders' (Deficit)              (272,973)               (788,245)

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

Professional and Consulting Fees   D       Less use of investor relations
                                           consultants in 2004.

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

      Biocurex anticipates that the capital requirements for the year ended December 31, 2005 will be as follows:

      Research and Development - Theraputics                  $   400,000
      Research and Development - Histo-Recaf kits                  75,000
      Research and Development - Serum screening assay            250,000
      Research and Development - Imagery                          200,000
      Payment of Outstanding Liabilities                          420,000
      General and Administrative Expenses                         320,000
      Marketing and Investor Communications                       200,000
                                                               ----------
            Total:                                             $1,865,000
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

      In November 2003 Biocurex filed a registration statement on Form SB-2 with the Securities and Exchange Commission. As part of the normal review process, the SEC, in November 2003, asked Biocurex to justify its accounting for the Lagostar and Curex transactions. After receiving the SEC's request regarding Lagostar and Curex, it was decided that the shares issued for Lagostar's patents and intellectual property were without value since Biocurex was not operating at the time of the Lagostar acquisition. Consequently, management decided that the assets acquired from Lagostar, for financial reporting purposes, were without value pursuant to SFAS 142.

      It was also decided that:

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

                                                                          All
                                          Other                          Other
                                          Annual  Restric-                Com-
Name and                                 Compen-  ted Stock  Options     pensa-
Principal        Fiscal   Salary  Bonus  sation    Awards    Granted     tion
Position          Year      (1)    (2)     (3)      (4)        (5)        (6)
------------     ------   ------ ------  -------  -------    -------    -------

Dr. Ricardo Moro    2004  $    --   --       --        --   650,000        --
Chief Executive     2003  $    --   --       --        --   800,000        --
Officer since       2002  $27,000   --       --        --   600,000        --
December 10, 2002

Dr. Paul Slowey     2002 $108,500   --       --        --        --        --
Chief Executive
Officer between
April  2002 and
December  2002

Dr. Strathearn
   Wilson           2002 $  5,732   --       --        -    125,000        --
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

                                                 2002
                      ---------------------------------------------------------
                                         % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to    Price Per    Expiration
 Name               Options/Warrants (1)  Employees       Share          Date
------              -------------------   ------------  ---------   ------------

Dr. Ricardo Moro          600,000           26.9%        $0.07 (2)   11/01/04
Dr. Gerald Wittenberg     600,000           26.9%        $0.07 (2)   11/01/04
Dr. Phil Gold             130,000            5.8%        $0.07 (2)   11/01/04

                                                 2003
                      ---------------------------------------------------------
                                        % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to    Price Per    Expiration
 Name               Options/Warrants (1)  Employees       Share          Date
------              -------------------   ------------  ---------   ------------

Dr. Ricardo Moro          800,000            24%        $0.001 (3)    8/31/08
Dr. Gerald Wittenberg     800,000            24%        $0.001 (3)    8/31/08
Dr. Phil Gold             150,000             5%        $0.001 (3)    8/31/08

                                                2004
                      ---------------------------------------------------------
                                           % of Total
                      Shares Issuable      Options
                     Upon Exercise of     Granted to    Price Per    Expiration
 Name               Options/Warrants (1)  Employees       Share          Date
------              -------------------   ------------  ---------   ------------


Dr. Ricardo Moro           650,000          28.6%         $0.001      3/31/09
Dr. Gerald Wittenberg      650,000          28.6%         $0.001      3/31/09
Dr. Phil Gold              150,000           6.6%         $0.001      3/31/09

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

                                                                              Value (in $) of
                                                             Number of      Unexercised In-the-
                                                            Unexercised       Money Options at
                                 Shares                    Options (3)     December 31, 2004(4)
                                                         ----------------   --------------------
                      Date of  Acquired On     Value        Exercisable/        Exercisable/
                      Exercise  Exercise (1) Realized (2)   Unexercisable      Unexercisable
                     ---------  -----------  -----------   -------------     -----------------

Dr. Ricardo Moro       1/8/03    500,000     $  5,000            --/--             --/--
Dr. Gerald Wittenberg  1/8/03    500,000     $  5,000            --/--             --/--
Dr. Phil Gold         1/17/03    130,000     $  5,200            --/--             --/--
Dr. Ricardo Moro      11/3/03    150,000     $ 31,500       650,000/--
Dr. Gerald Wittenberg 11/3/03    150,000     $ 31,500       650,000/--
Dr. Phil Gold         11/3/03    150,000     $ 31,500            --/--             --/--
Dr. Ricardo Moro       9/3/04    200,000     $150,000       450,000/--
Dr. Gerald Wittenberg 9/28/04    200,000     $146,000       450,000/--             --/--
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

                                                             Number of
                     Number                            Securities Remaining
                  of Securities                        Available For Future
                  to be Issued    Weighted-Average    Issuance Under Equity
                  Upon Exercise   Exercise Price of    Compensation Plans
                  of Outstanding   of Outstanding     (Excluding Securities
Plan category      Options [a]      Options [b]    Reflected in Column (a))[c]
-------------------------------------------------------------------------------

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
Non-Qualified Stock Options

                        Options     Exercise    Expiration  Options Exercised as
Name                    Granted        Price      Date (2)   of January 31, 2005
----                    -------     ----------- ----------  -------------------

Ricardo Moro            500,000     $0.07 (1)    11/01/04        500,000
Gerald Wittenberg       500,000     $0.07 (1)    11/01/04        500,000
Phil Gold               130,000     $0.07 (1)    11/01/04        130,000
Ricardo Moro            800,000     $0.001 (4)   08/31/08        150,000
Gerald Wittenberg       800,000     $0.001 (4)   08/31/08        150,000
Phil Gold               150,000     $0.001 (4)   08/31/08        150,000
Ricardo Moro            650,000     $0.001 (4)   03/31/09        200,000
Gerald Wittenberg       650,000     $0.001 (4)   03/31/09        200,000
Phil Gold               150,000     $0.001 (4)   03/31/09        150,000
Ricardo Moro            225,000     $0.001 (4)   01/31/09             --
Gerald Wittenberg       225,000     $0.001 (4)   01/31/09             --
Phil Gold                50,000     $0.001 (4)   01/31/09             --
Other employees and   3,536,944        (5)     various dates   3,383,944
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
     as a Group (3 persons)

(1) Includes shares issuable upon the exercise of options granted to the following persons, all of which are presently exercisable.

                                  Shares Issuable Upon      Option Exercise
         Name                      Exercise of Options          Price
         ----                     ---------------------     ---------------

         Dr. Ricardo Moro              1,325,000                 $0.001
         Dr. Gerald Wittenberg           252,278                 $0.05
         Dr. Gerald Wittenberg         1,275,000                 $0.08
         Dr. Gerald Wittenberg         1,325,000                 $0.001
         Dr. Phil Gold                    50,000                 $0.001

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


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name                   Page Number
-------  ------------                   -----------
3.1      Certificate of Incorporation  Incorporated  by  reference  to Exhibit
                                       3.1 to Biocurex's Registration Statement on Form 10-SB.

3.2      Bylaws                        Incorporated by reference to Exhibit 3.2
                                       to Registration Statement on Form 10-SB.

4.1   Non-Qualified Stock Option Plan  Incorporated by reference to Exhibit 4.1 of Biocurex's Registration Statement on
                                       Form S-8 (Commission File No.333-103259).

4.2    Stock Bonus Plan                Incorporated by reference to Exhibit 4.2
                                       of Biocurex's Registration Statement on
                                       Form S-8(Commission File No.333-103529).

10.1   Asset Purchase Agreement        Incorporated  by  reference to Exhibit
       relating to the acquisition     10.2 to the Company's report on Form 8-K
       of Lagostar Trading S.A.        dated February 20, 2001.

10.2   Asset Purchase Agreement with   Incorporated by reference to Exhibit 10.2
       Curex Technologies, Inc.        to Biocurex's report on From 10-KSB for
                                       the year ended December 31, 2001.

23     Accountants' Consent            ____________________________________

31     Rule 13a-14(a) Certifications   ___________________________________

32     Section 1350 Certifications     ___________________________________

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



                                      INDEX



Reports of Independent Registered Public Accounting Firms           F-1 - F-2

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Cash Flows                                            F-5 - F-6

Statement of Stockholders' Equity                                   F-7 -  F-10

Notes to Financial Statements                                       F-11 - F-28

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 WHISPERING OAKS INTERNATIONAL, INC.

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. as of December 31, 2003, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2003 and the period from January 1, 2001 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from January 31, 2001 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                              /s/ Stonefield Josephson, Inc.
                                              ------------------------------
                                                 STONEFIELD JOSEPHSON, INC.
                                                 Certified Public Accountants


Santa Monica, California
May 14, 2004

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Whispering Oaks International, Inc. (DBA Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) as of December 31, 2004, and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from January 1, 2004 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Whispering Oaks International, Inc. as of December 31, 2003 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from January 1, 2001 to December 31, 2003, was audited by other auditors in their report dated May 14, 2004. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. (DBA Biocurex, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and accumulated for the period from January 1, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada
March 7, 2005

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS

                                                    December 31,  December 31,
                                                        2004          2003
ASSETS

Current Assets:
  Cash                                              $  94,479       $ 133,349
  Investment - securities, at fair value              384,000         210,000
    (Note 2)
  Prepaid expenses                                     10,000               -
  Notes receivable (Note 3)                           100,542           4,657
-------------------------------------------------------------------------------
Total Current Assets                                $ 589,021       $ 348,006

Patents (Note 4)                                      233,840         207,632
-------------------------------------------------------------------------------
Total Assets                                        $ 822,861       $ 555,638
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                  $ 106,557       $ 117,201
  Accrued liabilities                                  39,108          15,271
  Due to related parties (Note 5)                     473,426         572,668
  Convertible notes payable (Note 6)                  476,743         476,743
  Deferred revenue                                          -         162,000
-------------------------------------------------------------------------------
Total Current Liabilities                          $1,095,834      $1,343,883
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)     $        -      $        -

Stockholders' Equity (Deficit):

  Common stock, $0.001 par value; 125,000,000
    shares authorized, 30,764,307 and 24,983,564
    shares issued and outstanding, respectively        30,764          24,983
  Additional paid-in capital                        5,527,599       3,741,470
  Subscription receivable                            (150,682)              -
  Deferred compensation                               (26,834)       (133,333)
  Accumulated other comprehensive income              222,000          48,000
    Accumulated Deficit                            (5,875,820)     (4,469,365)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)               $ (272,973)     $ (788,245)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
Equity (Deficit)                                   $  822,861      $  555,638
================================================================================

   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF OPERATIONS

                                                                  Losses
                                                                Accumulated
                                                                 During the
                                         For the Years        Development Stage
                                       Ending December 31,  from January 1, 2001
                                        2004        2003    to December 31, 2004
                                       -----        ----    -------------------
Revenue
  Sales                              $   1,250   $        -        $    6,700
  License                              207,756            -           207,756
 ------------------------------------------------------------------------------
Net Revenue                          $ 209,006   $        -        $  214,456
-------------------------------------------------------------------------------

Operating expenses
  Depreciation and amortization      $  16,650   $   16,535            57,039
  Professional and consulting fees     157,268      196,501         1,506,694
  Research and development
    (Note 5(b))                        470,400      322,400         1,384,300
  Stock based compensation(1)          739,929    1,045,516         2,207,204
  General and administrative
    expense (Note 5(b))                155,980      403,024           513,366
-------------------------------------------------------------------------------
Total operating expenses            $1,540,227   $1,983,976       $ 5,668,603
--------------------------------------------------------------------------------
Loss from operations               $(1,331,221) $(1,983,976)      $(5,454,147)
-------------------------------------------------------------------------------

Other income (expense):
  Interest income                   $    2,659   $    4,657       $   333,279
  Interest expense, net                (44,418)    (673,220)         (730,419)
  Loss on issuance of shares           (33,475)           -           (33,475)
  Gain on sale of equity investment          -            -            89,533
  Gain on extinguishment of
     convertible debt                        -       33,584            33,584
--------------------------------------------------------------------------------
Total other income (expense)        $  (75,234)   $(634,979)      $  (307,498)
--------------------------------------------------------------------------------

Net Loss                           $(1,406,455)  (2,618,955)       (5,761,645)

Other Comprehensive Income

  Change in unrealized gain on
    marketable securities              174,000       48,000           222,000
-------------------------------------------------------------------------------
Comprehensive Loss                 $(1,232,455) $(2,570,955)      $(5,539,645)
===============================================================================
Net loss per share - basic
  and diluted                            (0.05)       (0.12)
==============================================================================

Weighted average shares outstanding
 - basic and diluted                27,613,000   21,843,000
===============================================================================

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS

                                                                                     Losses
                                                                                    Accumulated
                                                                                    During the
                                                         For the Years           Development Stage
                                                       Ending December 31,     from January 1, 2001
                                                       2004         2003       to December 31, 2004
                                                       -----        ----       -------------------
Cash flows used for operating activities:
  Net loss                                         (1,406,455)   (2,618,955)        (5,761,645)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                        16,650        16,535             57,039
  Amortization of deferred compensation               106,499       141,667            248,166
  Fair market value of options/stock for
  consulting services                                  68,994       572,499            641,493
  Stock based compensation                            662,762       331,350          1,470,475
  Discount on convertible debentures and due to
  related parties                                           -       629,521            736,542
  Variable accounting for equity instruments                -             -           (458,110)
  Gain on extinguishments of debt                           -       (33,584)           (33,584)
  Gain on sale of investment                                -             -           (194,607)
  Allowance (recovery) for uncollectible notes
  receivables                                         (50,000)      101,900             51,900
Changes in operating assets and liabilities:
  Decrease in accounts receivable                           -         5,608                  -
  (Increase) in prepaid expense                       (10,000)            -            (10,000)
  (Decrease) increase in accounts payable             (10,644)      115,480            554,201
  Increase in accrued liabilities                      23,837        15,271             39,108
  (Decrease) in deferred revenue                     (162,000)            -           (162,000)
  (Increase) in subscriptions received               (100,682)            -           (100,682)
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                (861,039)     (722,708)        (2,921,704)
-----------------------------------------------------------------------------------------------
Cash flows used in investing activities:
  Issuance of notes receivable                        (95,885)       (4,657)          (100,542)
  Addition to patents                                 (42,858)      (43,553)           (86,411)
  Proceeds from sale of investment                          -             -            230,666
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                (138,743)      (48,210)            43,713
-----------------------------------------------------------------------------------------------
Cash flows provided by financing activities:
  Proceeds from convertible notes payable                   -       529,743            639,743
  Payment on convertible notes payable                      -       (53,000)           (53,000)
  Proceeds from issuance of common stock              594,682       123,521            893,678
  Proceeds from exercise of stock options and
  warrants                                            465,472       244,450            709,922
  (Decrease) increase in due to related parties       (99,242)       56,022            539,576
------------------------------------------------------------------------------------------------
Net cash provided by financing activities             960,912       900,736          2,729,919
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                       (38,870)      129,818           (148,072)

Cash, beginning                                       133,349         3,531            242,551
------------------------------------------------------------------------------------------------
Cash, ending                                           94,479       133,349             94,479
================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest expense                                        -           779                779
    Income taxes                                            -             -                  -


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

                                                                                              Other
                                                          Additional     Sub-     Deferred  Comprehen-   Accumu-     Stockholders
                                           Common Stock    Paid-in    scription    Compen-  sive Income   lated          Equity
                                         Shares    Amount  Capital    Receivable   sation      (Loss)    Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001             8,225,022    8,225    46,775         -           -          -    (114,175)      (59,175)
Capital contributed relating to the
forgiveness of advances payable
(February 2001)                                -        -    59,175         -           -          -           -        59,175
Issuance of common stock at $2.00
per share for patents and
intellectual properties after
giving effect to 13-for-1 reverse
split (February, 2001)                 1,950,000    1,950   (1,950)         -           -          -           -             -
Issuance of common stock at $1.51 per
share in settlement of convertible
notes payable (May 2001)               1,544,404    1,545   464,616         -           -          -           -       466,161
Issuance of common stock for cash:
October 2001 - $1.25 per share            52,000       52    65,000         -           -          -           -        65,052
December 2001 - $0.97 per share           32,260       32    31,406         -           -          -           -        31,438
Issuance of common stock at $2.00
per share for services rendered
(December 2001)                           11,000       11    21,989         -           -          -           -        22,000
Issuance of warrants                           -        -   175,000         -           -          -           -       175,000
Cumulative foreign currency
translation adjustment                         -        -         -         -           -     28,213           -        28,213
Net loss for the year ended December
31, 2001                                       -        -         -         -           -          -  (1,089,464)   (1,089,464)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          11,814,686   11,815   862,011         -           -     28,213  (1,203,639)     (301,600)
Issuance of common stock at $0.75
per share (January 2002)                 105,313      105    78,880         -           -          -           -        78,985
Issuance of common stock at $0.10
per share to settle convertible
notes (December 2002)                  1,100,000    1,100   108,900         -           -          -           -       110,000
Issuance of common stock for
services rendered
April 2002 - $0.64 per share             77,149        77    49,062         -           -          -           -        49,139
July 2002 - $1.25 per share               7,400         8     9,207         -           -          -           -         9,215


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

                                                                                              Other
                                                            Additional     Sub-     Deferred  Comprehen-   Accumu-     Stockholders
                                           Common Stock      Paid-in    scription    Compen-  sive Income   lated          Equity
                                         Shares    Amount    Capital    Receivable   sation      (Loss)    Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
consulting services at $0.05 per share
(November 2002)                        2,300,000    2,300      112,700          -   (115,000)         -           -             -
Issuance of common stock to settle
accounts payable at $0.08 per share
(December 2002)                          929,244      929       74,181          -          -          -           -         75,110
Value of options granted                       -        -       21,042          -          -          -           -         21,042
Value of warrants issued                       -        -      207,188          -          -          -           -        207,188
Reclassification of warrants and
options to liability                           -        -     (529,785)          -         -         -           -        (529,785)
Reclassification of warrant liability
to equity                                      -        -       71,675          -          -          -           -         71,675
Beneficial conversion feature of
convertible debt                               -        -       99,800          -          -          -           -         99,800
Cumulative foreign currency translation
adjustment                                     -        -            -          -          -    (28,213)          -        (28,213)
Net loss for the year ended December 31,
2002 - restated                                -        -            -          -          -          -    (646,771)      (646,771)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002           16,333,792   16,334    1,164,861          -   (115,000)         -  (1,850,410)      (784,215)
Issuance of common stock to
settle debt:
March 2003 - $013 per share            1,225,000    1,225      154,775          -          -          -           -        156,000
April 2003 - $0.17 per share             300,000      300       50,700          -          -          -           -         51,000
July 2003 - $0.19 per share              353,000      353       66,718          -          -          -           -         67,071
October 2003 - $0.24 per share           300,000      300       71,581          -          -          -           -         71,881
Issuance of common stock for cash
January 2003 - $0.07 per share           900,453      900       62,137          -          -          -           -         63,037
November 2003 - $0.21 per share          288,095      288       60,195          -          -          -           -         60,483
Issuance of common stock pursuant to
exercise of stock options
March 2003 - $0.07 per share           1,560,000    1,560      107,640          -          -          -           -        109,200
May 2003 - $0.16 per share             1,000,000    1,000      159,000          -          -          -           -        160,000
June 2003 - $0.17 per share              305,822      306       51,594          -          -          -           -         51,594
November 2003 - $0.001 per share         450,000      450            -          -          -          -           -            450
March 2003 - $0.07 per share             135,000      135        9,315          -          -          -           -          9,450
June 2003 - $0.17 per share              294,118      294       49,706          -          -          -           -         50,000
October 2003 - $0.18 per share           277,777      278       49,722          -          -          -           -         50,000


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

                                                                                              Other
                                                            Additional     Sub-     Deferred  Comprehen-   Accumu-     Stockholders
                                           Common Stock      Paid-in    scription    Compen-  sive Income   lated          Equity
                                         Shares    Amount    Capital    Receivable   sation      (Loss)    Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
November 2003 - $0.24 per share          104,167      104       24,896          -          -          -           -        25,000
Issuance of common stock for services
March 2003 - $0.40 per share             156,250      156       62,344          -          -          -           -        62,500
October 2003 - $0.16 per share         1,000,000    1,000      159,000          -   (160,000)         -           -             -
Value of options granted                       -        -      315,000          -          -          -           -             -
Amortization of deferred compensation          -        -            -          -    141,667          -           -       141,667
Value of options granted for consulting
services                                       -        -      526,349          -          -          -           -       526,349
Value of warrants issued                       -        -      274,601          -          -          -           -       274,601
Value of beneficial conversion feature
related to convertible notes                   -        -      255,142          -          -          -           -       255,142
Value of warrants issued for loan provided     -        -       99,778          -          -          -           -        99,778
Reacquisition value of beneficial
conversion feature                             -        -      (33,584)         -          -          -           -       (33,584)
Comprehensive income - unrealized gain         -        -            -          -          -     48,000           -        48,000
Net loss for the year ended December 31,
2003                                           -        -            -          -          -          -  (2,618,955)   (2,618,955)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003             24,983,564   24,983    3,741,470          -   (133,333)    48,000  (4,469,365)     (788,245)
Sale of common stock for cash
January 2004 - $0.19 per share           100,l00      100       18,900          -          -          -           -        19,000
March 2004 - $0.15 per share             633,334      633       94,367          -          -          -           -        95,000
March 2004 - $0.19 per share             315,790      316       59,684          -          -          -           -        60,000
July 2004 - $0.50 per share              500,000      500      249,500          -          -          -           -       250,000
July 2004 - $0.60 per share               33,333       33       19,967          -          -          -           -        20,000
December 2004 - $0.47 per share          320,600      321      150,361   (150,682)         -          -           -             -
Issuance of common stock for services
February 2004 - $0.22 per share          142,928      143       31,301          -          -          -           -        31,444
July 2004 - $0.91 per share              200,000      200      181,800          -          -          -           -       182,000
October 2004 - $0.72 per share            60,000       60       43,140          -          -          -           -        43,200
December 2004 - $0.63 per share           79,616       80       50,078          -          -          -           -        50,158
Issuance of common stock pursuant
to the exercise of stock options
for cash
March 2004 - $0.14 per share              40,000       40        5,560          -          -          -           -         5,600
March 2004 - $0.22 per share             200,000      200       43,800          -          -          -           -        44,000


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

                                                                                              Other
                                                            Additional     Sub-     Deferred  Comprehen-   Accumu-     Stockholders
                                           Common Stock      Paid-in    scription    Compen-  sive Income   lated          Equity
                                         Shares    Amount    Capital    Receivable   sation      (Loss)    Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
April 2004 - $0.14 per share              65,000       65        9,035          -          -          -           -         9,100
April 2004 - $0.001 per share            150,000      150            -          -          -          -           -           150
July 2004 - $0.14 per share              125,000      125       17,375          -          -          -           -        17,500
July 2004 - $0.07 per share               25,000       25        1,725          -          -          -           -         1,725
July 2004 - $0.001 per share             200,000      200                       -          -          -           -           200
September 2004 - $0.07 per share          20,000       20        1,380          -          -          -           -         1,400
October 2004 - $0.73 per share           128,000      128       93,312          -          -          -           -        93,440
Issuance of common stock at $0.23 per
share for bonus compensation (March 04)   25,000       25        5,725          -          -          -           -         5,750
Value of options granted                       -        -      350,210          -          -          -           -       350,210
Value of options granted for consulting        -        -       68,994          -          -          -           -        68,994
Issuance of common stock pursuant
to the exercise of warrants for cash
June 2004 - $0.07 per share              628,571      629       43,371          -          -          -           -        44,000
June 2004 - $0.19 per share              105,263      105       19,895          -          -          -           -        20,000
July 2004 - $0.05 per share               30,000       30        1,470          -          -          -           -         1,500
July 2004 - $0.30 per share              153,954      154       46,030          -          -          -           -        46,184
August 2004 - $0.21 per share            338,095      338       70,662          -          -          -           -        71,000
September 2004 - $0.07 per share         271,972      272       18,776          -          -          -           -        19,038
Septembre 2004 - $0.001 per share        200,000      200            -          -          -          -           -           200
December 2004 - $0.08 per share          145,683      146       11,509          -          -          -           -        11,655
December 2004 - $0.05 per share          337,313      337       16,528          -          -          -           -        16,865
December 2004 - $0.30 per share          206,300      206       61,684          -          -          -           -        61,890
Amortized of deferred compensation             -        -            -          -    106,499          -           -        106,499
Comprehensive income - unrealized gain         -        -            -          -          -    174,000           -        174,000
Net loss for the year ended December 31,
2004                                           -        -            -          -          -          -  (1,406,455)    (1,406,455)
-----------------------------------------------------------------------------------------------------------------------------------
Balance -December 31, 2004            30,764,307   30,764    5,527,599   (150,682)   (26,834)   222,000  (5,875,820)      (272,973)
===================================================================================================================================


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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:
                                                          2004          2003

   Net loss - as reported                             $(1,406,455) $(2,618,955)

   Add: Stock-based compensation included in net loss     739,929    1,045,516

   Deduct: Stock-based compensation determined under
   the fair value method                                 (860,347)   1,076,686)
   ----------------------------------------------------------------------------
   Pro forma net loss                                  (1,526,873)  (2,650,125)
   ============================================================================-

   Basic and diluted loss per share:
    As reported                                             (0.05)       (0.12)
    Pro forma                                               (0.06)       (0.12)

   The weighted average assumptions used for the year ended December 31, 2004 and 2003 are as follows:
                                                          2004           2003
   Stock Options
     Expected dividend yield                                 0%             0%
     Risk-free interest rate                              2.23%          1.31%
     Expected volatility                                   183%           103%
     Expected life (in years)                               3.0            1.0

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


3. NOTES RECEIVABLE

   In October 2004, a total of 128,000 common shares were issued pursuant to stock options exercised in exchange for a $93,440 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.

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

   A schedule of the patents is as follows:

                                                         As of December 31,
                                                          2004        2003

   Patents                                             $290,879     $ 248,021
   Less, accumulated amortization                      $(57,039)    $( 40,389)
   ----------------------------------------------------------------------------
                                                       $233,840     $ 207,632
   ===========================================================================

   Amortization expense totaled $16,650 and $16,535 for the years ended December 31, 2004 and 2003, respectively. Future amortization expense is as follows:

                   Year ended December 31,                     $

                             2005                              16,650
                             2006                              16,650
                             2007                              16,650
                             2008                              16,650
                             2009                              16,650
                          Thereafter                          150,590
                                                              --------
                                                              233,840
                                                              =======-


5. RELATED PARTY TRANSACTIONS/BALANCES

   The Company has entered into related party transactions with two director/officers of the Company as well as an affiliated company. The Company's related party transactions are as follows:

   Due to Related Parties
                                                             December 31,
                                                          2004          2003

   a)   Due to a director/officer                    $        -     $ 143,089
        Due to a director/officer - interest             74,009        66,726

   b)   Due to Pacific BioSciences Research Centre      384,984       346,803

   c)   Due to directors/officers                        14,433        16,050
                                                     ----------     ---------
                                                        473,426       572,668
                                                     ==========     =========

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

   For the year ended December 31, 2003:

a) In November 2003, the Company sold 288,095 units at $0.21 per unit for proceeds of $60,483. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.21, expiring on November 18, 2006.
b) In November 2003, three directors exercised 450,000 options to purchase the Company's common stock through a reduction of due to related parties totaling $450. The reduction was equal to the exercise price times the number options exercised.
c) In November 2003, option holders exercised 104,167 options to purchase the Company's common stock for $25,000.

d) In October 2003, the Company issued 1,000,000 shares of common stock for consulting services rendered valued at $160,000. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors. The contract amount was amortized over the contract period ending October 2004. The amount was treated as deferred compensation due to the stock being issued before the services were rendered.
e) In October 2003 the Company issued 300,000 shares of common stock in settlement of accounts payable totaling $71,881. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.
f) In October 2003, option holders exercised 277,777 options to purchase the Company's common stock for $50,000.
g) In July 2003, the Company issued 353,000 shares of common stock in settlement of accounts payable totaling $67,071. The fair market price of the stock was determined based on the closing price of the stock on the date of settlement.
h) In June 2003, option holders exercised 305,882 options to purchase the Company's common stock with a note receivable in the amount of $51,900. No amounts have been received on this note. Previous payments from the note holder related to other receivables have been returned due to insufficient funds. The amounts were recorded as a reduction of equity until paid in full. An allowance for the full amount has been included in general and administrative expenses at December 31, 2003. When funds are received, the allowance will be reversed.

i) In June 2003, option holders exercised 294,118 options to purchase the Company's common stock for $50,000. The Company recorded a receivable for the full amount. The receivable was the result of the Company receiving two checks totaling the $50,000 as consideration for the exercise of options that subsequent to the issuance of the common stock were returned for insufficient funds. The receivable, which has been offset against equity, was not received by the end of the year. An allowance has been set-up against the receivable in full and included in general and administrative expenses at December 31, 2003. The funds were received in 2004 and the allowance was reversed.
j) In May 2003, option holders exercised 1,000,000 options to purchase the Company's common stock for $160,000.
k) In April 2003, the Company issued 300,000 common shares in settlement of accounts payable totaling $51,000. The fair market price of the stock was determined based on the closing price of the stock on the date of the approval by the Board of Directors.
l) In March 2003, option holders exercised 135,000 options to purchase the Company's common stock for $9,450.
m) In March 2003, the Company issued 156,250 shares of common stock for consulting services rendered valued at $62,500. The fair market price of the stock was determined based on the closing price of the stock on the date of approval by the Board of Directors.
n) In March 2003, the Company issued 1,225,000 shares of common stock in settlement of accounts payable totaling $156,000, which is greater than the fair market value of the stock on the date of issuance.

   For the year ended December 31, 2003 (continued):

o) In March 2003, option holders exercised 1,560,000 options to purchase the Company's common stock in exchange for payables totaling $109,200. The reduction was equal to the exercise price times the number of options exercised.
p) In January 2003, the Company sold 900,543 units for proceeds of $63,037. Each unit consisted of 900,543 common shares and 900,543 warrants entitling the holder to purchase 900,543 common shares at $0.07 per share.

8.    STOCK WARRANTS

      The following represents all activity that took place with regards to warrants issued:

                                                                   Average
                                                                   Exercise
                                                                   Price Per
                                                 Number             Share

   Balance December 31, 2002                   2,771,095            $   0.16
   Warrants issued                             4,897,726                0.15
   Warrants expired                              (84,260)               0.79
   ----------------------------------------------------------------------------
   Balance, December 31, 2003                  7,584,561            $   0.15

   Warrants issued                             2,292,757                0.36
   Warrants exercised                         (2,417,140)               0.12
   Warrants reinstated                            52,000                0.07
   Warrants expired                             (100,000)               0.50
   ----------------------------------------------------------------------------
   Balance, December 31, 2004                  7,412,178            $   0.22
   ============================================================================

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

   During the year ended December 31, 2003:

a) On November 18, 2003, an unrelated third party purchased 288,095 units for $60,483. Each unit consisted of 288,095 shares of the Company's common stock and 288,095 warrants entitling the holder to purchase 288,095 shares of common stock. These warrants were issued as additional consideration for a cash investment into the Company.

b) On November 11, 2003, an unrelated third party was issued 199,311 warrants to purchase common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $21,083 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.32%; expected life of five years; dividend yield of 0%; and expected volatility of 504%. These warrants expire November 11, 2008.
c) On October 31, 2003, an unrelated third party was issued 541,666 warrants to purchase common stock at $0.12 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $35,000 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.25%; expected life of five years; dividend yield of 0%; and expected volatility of 495%. These warrants expire October 31, 2008.
d) On April 11, 2003, an unrelated third party was issued 682,714 warrants to purchase common stock at $0.21 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $68,059 of expense. The fair market value of the equity instruments was estimated the average risk-free on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: using interest rate of 1.57%; expected life of two years; dividend yield of 0%; and expected volatility of 461%. These warrants expire April 10, 2005.
e) On March 27, 2003, an unrelated third party was issued 26,305 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $3,664 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 26, 2005.
f) On March 24, 2003, an unrelated third party was issued 272,903 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $41,607 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 23, 2005.

g) On March 14, 2003, an unrelated third party was issued 206,300 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $34,586 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 13, 2005.
h) On March 6, 2003, an unrelated third party was issued 153,943 warrants to purchase the Company's common stock at $0.30 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $24,535 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire March 5, 2005.
i) On February 27, 2003, an unrelated third party was issued 139,474 warrants to purchase the Company's common stock at $0.38 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $26,500 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire February 26, 2005.
j) On February 25, 2003, an unrelated third party was issued 65,789 warrants to purchase the Company's common stock at $0.38 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $12,820 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458.42%. These warrants expire February 24, 2005.

k) On January 17, 2003, an unrelated third party was issued 145,683 warrants to purchase common stock at $0.08 per share as part of the conversion of notes payable to equity. In accordance with EITF 00-27 (accounting for convertible instruments with non-detachable conversion options), the Company recognized $6,747 of expense. The fair market value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 1.57%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. These warrants expire January 16, 2005.
l) On January 13, 2003, an officer/director was issued 1,275,000 warrants to purchase 1,275,000 common shares at $0.08 per share. These warrants were issued as additional consideration for advances to the Company. The Company recognized $99,778 of expense relating to the issuance of the warrants below market. The fair value of the warrants were estimated on the date of grant using the Black-Scholes model. The following assumptions were used: average risk-free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 458%. These warrants expire January 15, 2008.
m) On January 6, 2003, an unrelated third party purchased 900,543 units for $63,038. Each unit consisted of 900,543 shares of the Company's common stock and 900,543 warrants entitling the holder to purchase 900,543 shares of common stock. These warrants were issued as additional consideration for a cash investment into the Company.

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

   The following table summarizes stock option plan activity under both Plans:

                                  Fiscal Year Ended       Fiscal Year Ended
                                  December 31, 2004       December 31, 2003
                                 -------------------      --------------------
                                 Shares     Weighted      Shares     Weighted
                                            Average                  Average
                                            Exercise                 Exercise
                                            Price                     Price
   Outstanding at beginning
       of year                  1,715,000      0.03      2,045,000     0.07
   Granted                      2,275,000      0.14      3,996,944     0.09
   Exercised                     (953,000)     0.18     (4,126,944)    0.11
   Forfeited                     (250,000)     0.21       (200,000)    0.07
   Options exchanged for
       warrants                  (650,000)     0.001             -        -
   ----------------------------------------------------------------------------
   Outstanding at end of year   2,137,000      0.07      1,715,000     0.03
   ============================================================================
   Exercisable at end of year   2,137,000      0.07      1,715,000     0.03
    ===========================================================================

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                         Options Outstanding               Options Exercisable
                                Weighted   Weighted              Weighted
                                 Average    Average              Average
       Range of                 Remaining  Exercise              Exercise
    Exercise Price     Number     Years      Price      Number    Price

      $0.001        1,750,000      3.82       0.001   1,750,000     0.001
      $0.07           125,000      1.84       0.07      125,000     0.07
      $0.14            35,000      2.00       0.14       35,000     0.14
      $0.60           227,000      2.78       0.60      227,000     0.60
   ----------------------------------------------------------------------------
 $0.001 - $0.60     2,137,000      3.56       0.18    2,137,000     0.18
 ==============================================================================

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

                                                             2004       2003

   Federal Income Tax Rate                                   (35%)       (35%)
   Effect of Valuation Allowance                              35%         35%
    ===========================================================================
   Effective Income Tax Rate                                   0%          0%
   ============================================================================


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

                                                         2004         2003

   Net operating loss                                $ 568,000    $ 1,502,900
   Less:  Valuation allowance                         (568,000)    (1,502,900)
   ----------------------------------------------------------------------------
   Net deferred tax asset                            $       -    $         -
   ============================================================================


   The Company does not have any deferred tax liabilities.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2005.


                                    WHISPERING OAKS INTERNATIONAL INC.


                                     By:/s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - President and Chief
                                        Executive  Officer


                                     By:/s/ Dr. Gerald Wittenberg
                                        -------------------------------------
                                        Dr. Gerald Wittenberg, Principal
                                        Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Dr. Ricardo Moro           Director            June 29, 2005
----------------------
Dr. Ricardo Moro


/s/ Dr. Gerald Wittenberg      Director            June 29, 2005
--------------------------
Dr. Gerald Wittenberg


--------------------------     Director
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                  FORM 10-KSB/A

                                    EXHIBITS