Form 10QSB
period 2005-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2005-08-11
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                 75-2742601
       (State of incorporation)        (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
              ----------------------------------------------------
              (address of principal executive offices) (Zip Code)

                                 (604) 207-9150
                      -----------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 181 days.

                                 YES [X] NO [ ]


As of August 5, 2005, the Company had 36,093,171 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS






                                      INDEX



Balance Sheets as at June 30, 2005 (unaudited) and
 December 31, 2004 (audited)                                            F-1

Statements of Operations for the Three Months and Six Months
 Ended June 30, 2005 and 2004 (unaudited) and Accumulated from
 Inception of Development Stage (January 1, 2001) to
 June 30, 2005 (unaudited)                                              F-2

Statements of Cash Flows for the Six Months Ended June 30, 2005
 and 2004 (unaudited) and Accumulated from Inception of
 Development Stage (January 1, 2001) to June 30, 2005 (unaudited)    F-3 - F-4

Notes to Financial Statements                                        F-5 - F-17

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS



                                                     June 30, 2005     December 31, 2004
                      ASSETS                          (Unaudited)          (Audited)
                                                           $                   $
Current Assets:
   Cash & cash equivalents                               478,232             94,479
   Investment - securities, at fair value (Note 2)       564,000            384,000
   Prepaid expenses                                           --             10,000
   Notes receivable (Note 3)                             117,646            100,542
                                                   --------------     --------------
Total current assets                                   1,159,878            589,021

Patents, net  (Note 4)                                   243,103            233,840
                                                   --------------     --------------
Total Assets                                           1,402,981            822,861
                                                   ==============     ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                      102,092            106,557
   Accrued liabilities                                   115,487             39,108
   Due to related parties (Note 5)                       479,023            473,426
   Convertible notes payable (Note 6)                    333,373            476,743
                                                   --------------     --------------
Total current liabilities                              1,029,975          1,095,834
                                                   --------------     --------------

Commitments and contingencies (Notes 1
and 10)                                                       --                 --

Stockholders' Equity (Deficit):
   Common stock, $0.001 par value; 125,000,000
   shares authorized 36,093,171 and 30,764,307
   shares issued and outstanding, respectively            36,093             30,764
   Additional paid-in capital                          7,347,256          5,527,599
   Subscription receivable                                (5,000)          (150,682)
   Deferred compensation                                      --            (26,834)
   Accumulated other comprehensive income                402,000            222,000

Accumulated deficit                                   (7,407,343)        (5,875,820)
                                                   --------------     --------------
Total Stockholders' Equity (deficit)                     373,006           (272,973)
                                                   --------------     --------------
Total Liabilities and Stockholders' Equity
(Deficit)                                              1,402,981            822,861
                                                   ==============     ==============



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                      Losses
                                                                                    Accumulated
                                                                                      During
                                                                                    Development
                                                                                       Stage
                                        For the Three months   For the Six months   January 1,
                                               ending                ending            2001
                                               June 30              June 30         to June 30,
                                           2005       2004      2005       2004        2005
                                           ----       ----      ----       ----        ----

                                             $          $         $          $           $
Net Revenue
  Sales                                          -                    -      1,250      6,700
  License Revenue                          200,000              200,000    207,756    407,756
                                        ---------- --------- ----------  ---------  ---------
                                           200,000         -    200,000    209,006    414,456
                                        ---------- --------- ----------  ---------  ---------
Operating expenses
  Depreciation and amortization              4,226     4,134      8,452      8,268     65,491
  Professional fees and consulting fees     78,951   101,649    154,799    173,693  1,661,501
  Research and development (Note 5 (b))    121,559   121,000    239,859    213,000  1,624,159
  Stock based compensation                  23,400    40,000    435,053    440,615  2,642,257
  General and administrative expense
  (Note 5 (b))                             141,150    70,963    188,351     55,216    701,709
                                        ---------- --------- ----------  ---------  ---------
Total operating expenses                   369,286   337,746  1,026,514    890,792  6,695,117
                                        ---------- --------- ----------  ---------  ---------
Loss from operations                     (169,286) (337,746)  (826,514)  (681,786) (6,280,661)

Other income (expense) :
  Interest income                            1,800         -      3,176          -    336,455
  Interest expense, net                                                             1,438,604)
  (Note 8(g))                              (8,483)   (7,498)  (708,185)   (18,527) (
  Loss on issuance of shares                     -         -          -          -   (33,475)
  Gain on sale of equity
  investment                                     -         -          -          -     89,533
  Gain on extinguishment of convertible
  debt                                           -         -          -          -     33,584
                                        ---------- --------- ----------  ---------  ---------
     Total other income (expense)          (6,683)   (7,498)  (705,009)   (18,527) (1,012,507)
                                        ---------- --------- ----------  ---------  ---------
Net loss                                 (175,969) (345,244) (1,531,523) (700,313) (7,293,168)

Other comprehensive income
  Change in unrealized gain on
  marketable securities                    264,000   210,000    180,000    360,000    318,000
                                        ---------- --------- ----------  ---------  ---------
Comprehensive Income (Loss)                 88,031 (135,244) (1,351,523) (340,313) (6,975,168)
                                        ========== ========= ==========  ========= ===========
Net loss per share - basic and diluted       (0.01)   (0.01)      (0.05)    (0.03)
                                        ========== ========= =========== =========

Weighted average shares outstanding - basic
    and diluted                       $34,863,594 $26,749,465 $33,581,616 $25,993,697
                                     ============ =========== =========== ===========



The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF CASH FLOWS


                                                                             Losses
                                                                       Accumulated During
                                                  For the Six months   Development Stage
                                                    ending June 30      January 1, 2001
                                                   2005        2004     to June 30, 2005
                                               -------------------------------------------
Cash flows used for operating activities:
Net loss                                       (1,531,523)  (700,313)    (7,293,168)
Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization                     8,452      8,268         65,491
   Amortization of deferred compensation            26,834     80,000        275,000
   Issuance of warrants                            691,587          -        691,587
   Fair market value of options/stock for
   consulting services                              56,900     54,259        698,393

   Stock based compensation                        389,000    337,800      1,859,475

   Discount on convertible debentures                    -          -        736,542

   Variable accounting for equity instruments            -          -      (458,110)

   Gain on extinguishments of debt                       -          -       (33,584)

   Gain on sale of investment                            -          -      (194,607)
   Allowance (recovery) for uncollectible
   notes receivables                                 8,478   (50,000)         60,378
Changes in operating assets and liabilities:
   Decrease (increase) in prepaid expenses          10,000   (37,913)              -

   Accrued interest on notes receivable            (2,622)    (9,415)      (113,164)
   (Decrease) increase in accounts payable         (4,465)      8,682        549,736
   Increase in accrued liabilities                  76,379    101,853        115,487

   (Decrease) in deferred revenue                        -  (162,000)      (162,000)
                                               -------------------------------------------
Net cash used for operating activities           (270,980)  (368,779)    (3,202,544)
                                               -------------------------------------------
Cash flows provided by investing activities:
        Addition to patents                       (17,715)   (22,931)      (104,126)

        Proceeds from sale of investment                 -          -        230,666
                                               -------------------------------------------
Net cash provided by investing activities         (17,715)   (22,931)        126,540
                                               -------------------------------------------
Cash flows provided by financing activities:

   Payment from subscriptions receivable           150,682     50,000              -
   Proceed from non-secured notes                   93,440                    93,440
   Proceeds from convertible notes payable               -          -        639,743
   Payment on convertible notes payable                  -          -       (53,000)
   Proceeds from issuance of common stock          160,000    182,050      1,053,678
   Exercise of stock options                        13,750     58,850        481,340
   Exercise of warrants                            248,979     64,000        541,311
  (Decrease) Increase in due to related
   parties                                           5,597   (10,752)        545,173
                                               -------------------------------------------
Net cash provided by financing activities          672,448    344,148      3,301,685
                                               -------------------------------------------
Net increase (decrease) in cash                    383,753   (47,562)        235,681
Cash, beginning                                     94,479    133,349        242,551
                                               -------------------------------------------
Cash, ending                                       478,232     85,787        478,232
                                               ===========================================
Supplemental disclosure of cash flow
information:
 Cash paid for:
                                               ===========================================
       Interest expense                            $     -    $     -         $     -
       Income taxes                                $     -    $     -         $     -
                                               ===========================================


NON-CASH INVESTING AND FINANCING ACTIVITIES:


a) In February 2005, the Company issued 70,643 common shares pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share.
b) In February 2005, the Company issued 8,450 common shares for consulting services valued at $6,000.
c) In February 2005, the Company issued 7,042 common shares for consulting services. The Company recorded an expense in the amount of $5,000 with respect to the issuance of these shares.
d) In February 2005, the Company issued 209,000 shares to employees for the exercise of their options by the issuance of notes receivable totaling $125,400.
e) In March 2005, the Company issued 30,000 common shares in settlement of services provided of $24,392 and services to be provided of $2,608.
f) In Apr 2005, the Company issued 5,000 shares to an employee for the exercise of their options by the issuance of notes receivable totaling $3,000.
g) In May 4, 2005, the Company issued 15,000 common shares with a fair value of $18,900 to an employee for a performance bonus.
h) In February 2004, the Company issued 142,928 common shares in settlement of accounts payable totaling $31,444.
i) In November 2003, the Company entered into a contract for consulting services, in exchange for 1,000,000 common shares having a value of $160,000. A total of $93,333 has been recorded as deferred compensation as of March 31, 2004.
j) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be provided.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of June 30, 2005, the Company has working capital of $129,903 and accumulated loss of $7,293,168 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

   Interim Financial Statements

   The interim unaudited financial statements for the six months ended June 30, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

   Reclassifications

   The Company has made reclassifications to the statement of operations for three months ended March 31, 2004 to conform to the current year's presentation. A total of $400,615 of professional and consulting fees have been reclassified as stock based compensation in the amount of $62,815 and general and administrative expense in the amount of $337,800.

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2005 and 2004, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2005 and 2004, the Company had approximately 11,340,891 and 16,828,553 of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation

                                    Three Months Ended        Six Months Ended
                                   June 30,    June 30,     June 30,    June 30,
                                     2005        2004         2005        2004
                                 -----------------------------------------------
                                      $            $            $           $

   Net loss - as reported        (175,969)    (345,244)   (1,531,523)  (700,313)
   Add: Stock-based compensation
     included in net loss          23,400       40,000       435,053    440,615

   Deduct: Stock-based compensation
    determined under the fair
   value method                   (23,400)     (40,000)    (435,053)   (440,615)
                                 -----------------------------------------------

   Pro forma net loss            (175,969)    (345,244)   (1,531,523)  (700,313)
                                 ===============================================

   Basic and diluted loss per share:
     As reported                    (0.01)       (0.01)       (0.05)     (0.03)
     Pro forma                      (0.01)       (0.01)       (0.05)     (0.03)

   The weighted average assumptions used for the six months ended June 30, 2005 and 2004 are as follows:

                                   Three Months Ended        Six Months Ended
                                  June 30,    June 30,    June 30,    June 30,
                                    2005        2004        2005        2004
                                 -----------------------------------------------
   Stock Options
   Expected dividend yield            - %         - %         0%        0.0%
   Risk-free interest rate            - %         - %      2.86%        1.2%
   Expected volatility                - %         - %       168%     102.88%
   Expected life (in years)             -           -        1.0         1.0

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements

   In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
   - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

   In December 2004, FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (cont'd)

   In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

   The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

2. INVESTMENT - SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of June 30, 2004, the value of these shares was $540,000 and an unrealized gain of $360,000 was recorded as comprehensive gain for the six months ended June 30, 2004. As of June 30, 2005 the value of these shares was $564,000 and an unrealized gain of $180,000 was recorded as comprehensive income for the six months ended June 30, 2005. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.

3.    NOTES RECEIVABLE

a) In February 2005, a total of 209,000 common shares were issued pursuant to stock options exercised in exchange for promissory notes totaling $125,400 which are non-interest bearing, unsecured and repayable in full within seven days' notice of demand.
b) In April 2005, a total of 5,000 common shares were issued pursuant to stock options exercised in exchange for a $3,000 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

3. NOTES RECEIVABLE (continued)

c) In April 2005, the Company received $12,000 from an employee for the repayment of a promissory note.


4.    PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in over twenty countries with ongoing registrations currently being conducted. Patents are stated at cost. Once the Company receives patent approval, amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patent amortization of $4,226 and $4,134 was charged to operations during the three months ended June 30, 2005 and 2004, respectively. Patent amortization of $8,452 and $8,268 was charged to operations during the six months ended June 30, 2005 and 2004, respectively.

   A schedule of the patents is as follows:
                                                June 30,          December 31,
                                                  2005                2004
                                               (Unaudited)         (Audited)


   Patents                                     $ 308,594           $ 290,879
   Less, accumulated amortization                (65,491)            (57,039)
                                              ----------          ----------

                                               $ 243,103           $ 233,840
                                               =========           =========

   Future amortization expense is as follows:

                  Year ended December 31,
                         2005                 $ 16,904
                         2006                   16,904
                         2007                   16,904
                         2008                   16,904
                         2009                   16,904
                        Thereafter             158,583
                                             ---------
                                              $243,103

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

5. RELATED PARTY TRANSACTIONS/BALANCES

   The Company has entered into related party transactions with two director/officers of the Company as well as an affiliated company. The Company's related party transactions are as follows:

   Due to Related Parties
                                                         June 30,   December 31,
                                                           2005         2004
                                                        (Unaudited)   (Audited)

   a)   Due to a director/officer - interest            $   74,009   $   74,009
   b)   Due to Pacific BioSciences Research Centre         398,014      384,984
   c)   Due to directors/officers                            7,000       14,433
                                                      ------------  -----------
                                                        $  479,023  $  473,426
                                                      ============  ===========

a) The Company received advances from a director of the Company that were unsecured, bear interest at 11% and were due on demand. The Company repaid all advances and accrued interest to August 12, 2004, being the date of repayment, totaling $74,009 and which is unsecured, non-interest bearing and due on demand.

b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by a director/officer of the Company. During the six months ended June 30, 2005 and 2004, Pacific did research and development for the Company valued at $239,859 and $213,000, respectively.

        Pacific also provided administrative services during the six months ended June 30, 2005 and 2004, valued at $64,744 and $23,000, respectively. During the six months ended June 30, 2005, Pacific charged interest of $8,483, calculated at prime rate on the monthly balance owed. At June 30, 2005, the Company owed $398,014 to Pacific. This amount is unsecured and due on demand.

c) The amounts owing to directors/officers are unsecured, non-interest bearing and due on demand.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

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

   In February 2005, a note in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. In accordance with EITF 00-27, the Company recognized an expense of $691,587 upon the conversion of the note. The fair value of the equity instruments was estimated on the date of conversion using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.03%; expected life of three years; dividend yield of 0%; and expected volatility of 167%.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK

   For the six months ended June 30, 2005:

a) In June 2005 the Company issued 600,000 shares of common stock at $0.10 per share pursuant to exercise of warrants for proceeds of $60,000. The fair market value of the Company's common stock was $0.05 on the date the warrants were issued.

b) In June 2005 the Company issued 4,545 shares of common stock for $5,000. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.

c) In June 2005 the Company issued 135,000 shares of common stock at $1.00 per share for proceeds of $135,000. The fair market value of the Company's common stock was $0.19 on the date the warrants were issued.

d) In May 2005 the Company issued 682,714 shares of common stock at $0.21 per share pursuant to exercise of warrants for proceeds of $143,367. The fair market value of the Company's common stock was $1.27 on the date the warrants were issued.

e) In May 2005 the Company issued 25,000 shares of common stock at $1.00 per share for proceeds of $25,000.

f) In May 2005 the Company issued 15,000 shares of common stock with a fair value of $18,900 to an employee for a performance bonus.

g) In April 2005 an employee exercised 5,000 options to purchase the Company's common stock for $3,000. The Company received a note receivable for $3,000.

h) In March 2005 the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant.

i) In March 2005 two directors exercised 1,750,000 options to purchase the Company's common stock for $1,750. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK (Continued)

j) In March 2005 a director exercised 450,000 warrants to purchase the Company's common stock for $450. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.

k) In March 2005 the Company issued 25,000 shares of common stock at $0.07 per share pursuant to the exercise of stock options for proceeds of $1,750. The fair market value of the Company's stock was $1.27 on the date the stock options were issued.

l) In March 2005 the Company issued 50,000 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $10,500. The fair market value of the Company's stock was $0.29 on the date the warrants were issued.

m) In March 2005 the Company issued 30,000 shares of common stock for $24,392 of services provided and for $2,608 of services to be provided, which was equal to the market price of the common shares on the settlement date. The Company recorded $2,608 of services to be provided as deferred compensation.

n) In February 2005 the Company issued 209,000 shares of common stock to seven employees upon the exercise of options at a price of $0.60 per share. The Company received notes totaling $125,400 in payment of the exercise price.

o) In February 2005 the Company issued 7,042 shares of common stock valued at $0.71 per share for consulting services. The shares were valued at the closing price of the stock on the date of issuance.

p) In February 2005 the Company issued 8,450 shares of common stock valued at $0.71 per share for consulting services received. The value of the services totaled $6,000 and the shares were valued at the closing price of the stock on the date of issuance.

q) In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK (Continued)

r) In January 2005 the Company issued 26,305 shares of common stock at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of warrants. Total consideration received was $32,891. The fair market value of the Company's common stock was $0.26 and $0.40 respectively on the date the warrants were issued.

  For the six months ended June 30, 2004:

a) In June 2004 the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share for proceeds of $20,000. The fair market value of the Company's common stock was $0.22 on the date the warrants were issued.

b) In June 2004 the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share for proceeds of $44,000. The fair market value of the Company's common stock was $0.05 on the date the warrants were issued.

c) In April 2004 option holders exercised 215,000 options to purchase the Company's common stock for proceeds of $9,250. The fair market value of the Company's stock options was $0.22 on the date the options were issued.

d) In March 2004 the Company sold 533,334 units at $0.15 per unit for proceeds of $80,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.15 as to 266,667 warrants and at $0.17 as to 266,667 warrants all expiring on March 31, 2007.
e) In March 2004 the Company sold 315,790 units at $0.19 per unit for proceeds of $60,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.19, expiring on March 31, 2009.
f) In March 2004 option holders exercised 240,000 options to purchase the Company's common stock for $49,600. The Company received cash of $2,800 in March, $2,800 in April $44,000 in May 2004.
g) In March 2004 the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

7. COMMON STOCK (continued)

h) In March 2004 the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.

i) In February 2004 the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444. The shares were valued at $0.22 per share, which was equal to the market price of the Company's common shares on the date the shares were issued.

j) In January 2004 the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

8.      STOCK WARRANTS

   As of June 30, 2005, the Company had 6,200,793 warrants outstanding.

   During the six months ended June 30, 2005:

a) 160,000 warrants were issued at an exercise price of $2.00 per share and expiring any time during the period ending six months after the date the shares issuable upon the exercise of the warrants have been registered for public sale with the Securities and Exchange Commission.

b) 160,000 warrants were issued at an exercise price of $3.25 per share and expiring on any time during the period ending twelve months after the date the shares issuable upon the exercise of the warrants have been registered for public sale with the Securities and Exchange Commission.

c) The Company amended the exercise price of 100,000 warrants from $0.50 to $0.80 and extended the date of expiry from March 15, 2005 to June 15, 2005. These warrants expired in full without exercise.

d) The Company amended the exercise price of 100,000 warrants from $1.00 to $1.50 and extended the date of expiry from March 15, 2005 to June 15, 2005. These warrants expired in full without exercise.

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)


8. STOCK WARRANTS (continued)

e) A total of 1,874,808 warrants were exercised for cash and are made up of the following: 450,000 shares at $0.001 per share, of which $450 is owing at March 31, 2005; 732,714 shares at $0.21 per share; 26,305 shares at $0.30 per share; 65,789 shares at $0.38 per share; and, 600,000 shares at $0.10 per share.

f) A total of 412,377 cashless warrants were exercised as follows: 139,474 warrants to acquire 70,643 shares and 272,903 warrants to acquire 213,576 shares.

g) The Company issued 955,800 warrants upon the conversion of a convertible note of $143,370 into 955,800 units at $0.15 per unit. The warrants are exercisable at $0.17 per share and expire on March 9, 2010. In accordance with EITF 00-27, the Company recognized $691,587 of interest expense. Refer to note 6.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (Expressed in US dollars)
                                   (Unaudited)

9. STOCK OPTIONS (continued)

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

a) In July 2005, the Company issued 20,000 shares of common stock for legal services received. The value of the services totaled $9,469 and the shares were valued at the closing price of the stock on the date of issuance.

b) In July 2005, the Company entered into a service agreement to pay $25,000 cash and issued 50,000 restricted shares of common stock for 90 days of consulting and marketing services to be provided.

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

     During fiscal 2005 it is expected that research and development work will be performed by Pacific Biosciences Research Centre, Goshen Cancer Center and other institutions on behalf of Biocurex.

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the six months ended June 30, 2005, as compared to the same period in the prior year, are discussed below:

                            Increase (I)
Item                       or Decrease (D) Reason
----                       --------------- ------

Sales and Licensing Revenue       D        Revenue  in 2004  represents  shares
                                           received   (valued  at   $162,000),
                                           plus   cash   for   a    technology
                                           license.  In  April  2005  Biocurex
                                           received   $200,000  as  the  first
                                           payment    under   its    Licensing
                                           Agreement        with        Abbott
                                           Laboratories.

Professional and Consulting Fees  D        A lawsuit filed by a former
                                           consultant was dismissed in November
                                           2004. The Company was not involved in
                                           any litigation during the six months
                                           ended June 30, 2005.

General and Administrative        I        During  the six  months  ended  June
                                           30,   2004  a  debt  owing  to  the
                                           Company  in the  amount of  $50,000
                                           (which  was  written  off in  2003)
                                           was   paid.    The    $50,000   was
                                           credited    against   general   and
                                           administrative   expenses  for  the
                                           prior  period  in 2004.  There  was
                                           no corresponding  adjustment during
                                           the  six  months   ended  June  30,

                                           2005.  In addition,  during the six
                                           months  ended  June  30,  2005  the
                                           Company   increased   its   use  of
                                           investor relations consultants.

Interest Expense                  I        Expense in 2005 reflected
                                           the value of warrants which were
                                           issued upon the conversion of a note.

Liquidity and Capital Resources

Biocurex's sources and (uses) of cash during the six months ended June 30, 2005 were:

      Cash used in operations                                  $(270,980)


      Capitalized patent costs                                   (17,715)

      Sale of common stock in private placements                 573,411

      Proceeds from sale of non-secured notes                     93,440

      Other                                                        5,597

      Increase in cash on hand at June 30, 2005                  383,753

Biocurex's sources and (uses) of cash during the six months ended June 30, 2004 were:

      Cash used in operations                                  $(368,779)

      Capitalized patent costs                                   (22,931)

      Sale of common stock in private placements                 304,900

      Collection of subscription receivable                       50,000

      Other                                                      (10,752)

      Use of cash during six months ended June 30, 2004          (47,562)

      As of June 30, 2005, Biocurex had working capital of $129,903. Included in current liabilities at June 30, 2005 are amounts due to officers, directors, and related parties of Biocurex totaling $479,023.

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

Critical Accounting Policies

      Biocurex's significant accounting policies are more fully described in
Note 1 to the Financial Statements included as a part of this report. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on Biocurex's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Biocurex's significant accounting policies include:

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

ITEM 3.     CONTROLS AND PROCEDURES

Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Dr. Moro and Dr. Wittenberg there has not been any change in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the six-months ended June 30, 2005.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (a), (c), (d), (h), (l) and (q) of Note 7 during the six-months ended June 30, 2005.

The shares described in the other subparagraphs of Note 7 were registered by means of a registration statement on Form S-8.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications

32          Section 1350 Certifications

(b) During the three months ended June 30, 2005 the Company did not file any reports on Form 8-K.


o

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2005.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:   /s/ Ricardo Moro
                                           -------------------------------------
                                           Dr. Ricardo Moro, President



                                     By:  /s/ Gerald Wittenberg
                                          --------------------------------------
                                          Dr. Gerald Wittenberg, Chief
                                          Financial and   Accounting Officer

                                   EXHIBIT 31

                                 CERTIFICATIONS

I, Dr. Ricardo Moro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whispering Oaks International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer's internal control over financial reporting.


August 10, 2005                           /s/ Ricardo Moro
                                          ------------------------------------
                                          Dr. Ricardo Moro, President

                                 CERTIFICATIONS

I, Dr. Gerald Wittenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whispering Oaks International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer's internal control over financial reporting.

August 10, 2005                           /s/ Gerald Wittenberg
                                          ------------------------------------
                                          Dr. Gerald Wittenberg, Chief
                                          Financial Officer

                                   EXHIBIT 32

     In connection with the Quarterly Report of Whispering Oaks International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Dr. Ricardo Moro, the President and Dr. Gerald Wittenberg the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



                                    By: /s/ Ricardo Moro
                                       ---------------------------------
                                        Dr. Ricardo Moro, President



                                    By:  /s/ Gerald Wittenberg
                                       ---------------------------------
                                       Dr. Gerald Wittenberg, Chief
                                       Financial Officer


August 10, 2005