Form 10QSB
period 2005-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2005-11-14
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
            ---------------------------------------------------------
              (address of principal executive offices) (Zip Code)


                                 (604) 207-9150
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 181 days.

                                 YES [X] NO [ ]


As of November 2, 2005, the Company had 36,240,437 issued and outstanding shares of common stock.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2005




                                      INDEX




Balance Sheets as at September 30, 2005 (unaudited) and
 December 31, 2004 (audited)                                             F-1

Statements of Operations for the Three and Nine Months Ended
 September 30, 2005 and 2004 (unaudited) and Accumulated from
 Inception of Development Stage (January 1, 2001) to September
 30, 2005 (unaudited)                                                    F-2

Statements of Cash Flows for the Nine Months Ended September
 30, 2005 and 2004 (unaudited) and Accumulated from Inception of Development Stage (January 1, 2001) to September 30, 2005
 (unaudited)                                                          F-3 - F-4

Notes to Financial Statements                                        F-5 - F-18

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS


                                          September 30, 2005   December 31, 2004
                     ASSETS                   (unaudited)        (audited)
                                                   $                 $
Current Assets:
   Cash & cash equivalents                     360,035             94,479
   Investment - securities, at fair
   value (Note 2)                              342,000            384,000
   Prepaid expenses                              1,625             10,000
   Notes receivable (Note 3)                    46,919            100,542
                                    -----------------------------------------
Total current assets                           750,579            589,021

Patents, net  (Note 4)                         284,191            233,840
                                    -----------------------------------------

Total Assets                                 1,034,770            822,861
                                    =========================================

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                            124,407            106,557
   Accrued liabilities                         175,097             39,108
   Due to related parties (Note
   5)                                          431,751            473,426
   Convertible notes payable
   (Note 6)                                    333,373            476,743
                                    -----------------------------------------
Total current liabilities                    1,064,628          1,095,834
                                    -----------------------------------------

Commitments and contingencies (Notes 1
and 10)                                              -                  -

Stockholders' Equity (Deficit):
   Common stock, $0.001 par value; 125,000,000
   shares authorized 36,240,437 and 30,764,307
   issued and outstanding, respectively         36,240             30,764
   Additional paid-in capital                7,478,041          5,527,599
   Subscription receivable                           -           (150,682)
   Deferred compensation                             -            (26,834)
   Accumulated other comprehensive income      180,000            222,000
Accumulated deficit                         (7,724,139)        (5,875,820)
                                    -----------------------------------------
Total Stockholders' Equity
(deficit)                                      (29,858)          (272,973)
                                    -----------------------------------------
Total Liabilities and Stockholders' Equity
(Deficit)                                    1,034,770            822,861
                                    =========================================



   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                       Losses
                                                                                    Accumulated
                                                                                       During
                                                                                    Development
                                                                                        Stage
                                        For the Three months   For the Nine months  January 1, 2001
                                               ending                ending         to September
                                           September 30,          September 30,         30,
                                          2005       2004        2005       2004        2005
                                          ----       ----        ----       ----        ----
                                            $          $          $           $          $
Net Revenue
  Sales                                        -         -           -      1,250       6,700
  License Revenue                              -         -     200,000    207,756     407,756
                                       ----------------------------------------------------------
                                               -         -     200,000    209,006     414,456
                                       ----------------------------------------------------------

Operating expenses
  Depreciation and amortization            4,832     4,134      13,284     12,402      70,323
  Professional fees and consulting fees   55,348    57,326     210,147    231,019   1,716,841
  Research and development (Note 5 (b))  103,280   112,000     343,139    325,000   1,727,439
  Stock based compensation                                                           ,642,257
  (1)                                          -    86,179     435,053    526,794   2
  General and administrative expense
  (Note 5 (b))                           150,146    67,772     338,497    122,989     851,863
Total operating expenses                 313,606   327,411   1,340,120   1,218,204  7,008,723
                                       ----------------------------------------------------------
Loss from operations                    (313,606) (327,411) (1,140,120) (1,009,198)(6,594,267)

Other income (expense)
  Interest income                          4,220         -       7,396          -     340,675
  Interest expense, net                   (7,409)   (6,127)   (715,595)   (24,653) (1,446,013)
  Loss on issuance of shares                   -         -           -          -     (33,475)
  Gain on sale of equity
  investment                                   -         -           -          -      89,533
  Gain on extinguishments of
  convertible debt                             -         -           -          -      33,584
                                       ----------------------------------------------------------
Total other income (expense)              (3,189)   (6,127)   (708,199)   (24,653) (1,015,696)
                                       ----------------------------------------------------------

Net loss                                (316,795) (333,538)  (1,848,319) (1,033,851)(7,609,963)

Other comprehensive income
   hange in unrealized gain on
  Cmarketable securities                (222,000) (168,000)     (42,000)    162,000    180,000
                                       ----------------------------------------------------------
Comprehensive Income (Loss)             (538,795) (501,538)  (1,890,929)   (871,851)(7,429,963)
                                       ==========================================================
Net loss per share - basic and
diluted                                   ($0.01)   ($0.02)      ($0.05)     ($0.04)
                                       ==============================================

Weighted average shares outstanding -
basic and diluted                      36,194,956  28,639,011  34,462,302  26,881,905
                                       ==============================================

1)Stock based compensation is a combination
 of the following:
  Professional and consulting                 -     86,179       27,153     188,994
  General and administrative                  -          -      407,900     337,800



   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                            Losses
                                                                      Accumulated During
                                                                       Development Stage
                                                 For the Nine months   January 1, 2001
                                                 ending September 30,  to September 30,
                                                  2005        2004           2005
                                             ------------------------------------------
Operating Activities                                $           $              $
Net loss                                       (1,848,319)  (1,033,851)   (7,609,963)
Adjustments to reconcile net loss to net cash
used for operating activities
     Depreciation and amortization                 13,284       12,402        70,323
     Amortization of deferred compensation         26,834      120,000       275,000
     Issuance of warrants                         691,587            -       691,587
     Fair market value of options/stock for
     services                                     134,900      282,438       776,393
     Stock based compensation                     389,000      337,800     1,859,475
     Discount on convertible debentures and
     due to related parties                             -            -       736,542
     Variable accounting for equity
     instruments                                        -            -      (458,110)
     Gain on extinguishments of debt                    -            -       (33,584)
     Gain on sale of investment                         -            -      (194,607)
     Allowance (recovery) for uncollectible
     notes receivables                              8,478      (50,000)       60,378
Changes in Operating Assets and Liabilities
     Increase in accrued interest on notes
     receivable                                    (4,525)     (95,281)     (115,067)
     Decrease in prepaid expenses                   8,375                     8,375
     (Decrease) increase in accounts payable       17,850      (17,472)      571,951
     Increase in accrued liabilities              135,989       17,845       175,098
     (Decrease) in deferred revenue                     -     (162,000)     (162,000)
                                             ------------------------------------------
Net cash used in operating activities            (426,547)    (588,119)   (3,348,111)
                                             ------------------------------------------
Investing Activities
     Addition to patents                          (63,635)     (27,236)     (150,046)
     Conversion of notes payable for shares
     and warrants                                       -            -       230,666
                                             ------------------------------------------
Net Cash (Used in) Provided by Investing          (63,635)     (27,236)       80,620
Activities
                                             ------------------------------------------
Financing Activities
     Payment from subscriptions receivable        150,682       50,000             -
     Proceeds from non-secured notes               93,440                     93,440
     Proceeds from convertible notes payable            -            -       639,743
     Payment on convertible notes payable               -            -       (53,000)
     Proceeds from issuance of common stock       217,949      444,000     1,111,627
     Exercise of stock options                     86,380       79,700       554,970
     Exercise of warrants                         248,962      201,922       541,294
     (Repayment) advances from related
     parties                                      (41,675)    (124,636)      497,901
                                             ------------------------------------------
Net Cash Provided by Financing Activities         755,738      650,986     3,385,975
                                             ------------------------------------------
Increase in cash                                  265,556       35,631       117,484
Cash and cash equivalents, beginning               94,479      133,349       242,551
                                             ------------------------------------------
Cash and cash equivalents, ending                 360,035      168,980       360,035
                                             ==========================================
Supplemental disclosure of cash flow
information:
 Cash paid for:
       Interest expense                        $        -    $       -
                                             ===========================
       Income taxes                            $        -    $       -
                                             ===========================


   The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

Non-cash Investing and Financing Activities

a) In July 2005, the Company issued 20,000 shares of common stock for legal services received. The value of the services totaled $23,000 and the shares were valued at the closing price of the stock on the date of issuance.

b) In July 2005, the Company entered into a consulting and marketing service agreement for a period of ninety days. The Company issued 50,000 restricted shares of common stock at the fair market value of $1.00 per share. The fair market value were determined based on the closing price of the stock on the date of approval by the Board of Directors.

c) In June 2005, the Company issued 4,545 shares of common stock for consulting and marketing services received. The value of the services totaled $5,000.

d) In May 4, 2005, the Company issued 15,000 common shares to an employee for a performance bonus.

e) In Apr 2005, the Company issued 5,000 shares to an employee for the exercise of their options by the issuance of notes receivable totaling $3,000.

f) In March 2005, the Company issued 30,000 common shares in settlement of services provided of $24,392 and services to be provided of $2,608.

g) In February 2005, the Company issued 70,643 common shares pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share.

h) In February 2005, the Company issued 8,450 common shares for consulting services valued at $6,000.

i) In February 2005, the Company issued 7,042 common shares for consulting services rendered to Pacific Biosciences Research Centre ("Pacific"), a related company. The Company recorded an amount due from Pacific for $5,000.

j) In February 2005, the Company issued 209,000 shares to employees for the exercise of their options by the issuance of notes receivable totaling $125,400.

k) In September 2004, the Company granted options to a consultant for 128,000 shares with a fair value of $46,179 for consulting services.

l) In July 2004, the Company issued 200,000 shares of common stock in settlement of services provided of $120,000 and services to be provided of $62,000.

m) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be rendered.

n) In March 2004, the Company issued 25,000 shares of common stock as stock bonus compensation totaling $5,750, which was equal to the value of the stock on the date of issuance.

o) In March 2004, the Company granted 1,450,000 options to three directors for compensation expense totaling $332,050.

p) In March 2004, the Company granted options with a fair value of $22,815 for consulting services to be provided.
q) In February 2004, the Company issued 142,928 common shares in settlement of accounts payable totaling $31,444.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of September 30, 2005, the Company has working deficit of $314,049 and accumulated loss of $7,724,139 since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

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

   Interim Financial Statements

   The interim unaudited financial statements for the nine months ended September 30, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2005 and 2004, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

   The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2005 and 2004, the Company had approximately 11,379,557 and 16,177,872 of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation

   For non-employee stock-based compensation, the Company recognizes a compensation expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

   All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

   Proforma information regarding net loss and loss per share under the fair value method for options is as follows:


                                      Three Months Ended                  Nine Months Ended
                                  September 30,  September 30,      September 30,  September 30,
                                     2005             2004               2005          2004
                                 ---------------------------------------------------------------
                                      $                $                  $              $

   Net loss - as reported          (316,795)      (333,538)         (1,848,319)     (1,033,851)
   Add: Stock-based compensation
    included in net loss                  -        206,179             435,053         646,794

   Deduct: Stock-based
   compensation
    determined under the fair
   value method                           -       (206,179)           (435,053)       (646,794)
                                 ---------------------------------------------------------------

   Pro forma net loss              (316,795)      (333,538)         (1,848,319)     (1,033,851)
                                 ===============================================================

   Basic and diluted loss per share:
    As reported                       (0.01)         (0.01)             (0.05)           (0.04)
    Pro forma                         (0.01)         (0.01)             (0.05)           (0.04)


                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   The weighted average assumptions used for the three and nine months ended September 30, 2005and 2004 are as follows:

                                   Three Months Ended      Nine Months Ended
                                  September  September   September   September
                                     30,        30,         30,         30,
                                    2005        2004        2005        2004
                                 -----------------------------------------------
   Stock Options
   Expected dividend yield            - %         - %         - %         - %
   Risk-free interest rate            - %       1.24%       2.86%       1.24%
   Expected volatility                - %     285.51%     168.00%     117.68%
   Expected life (in years)             0        0.25        1.00        0.92

   Recent Accounting Pronouncements

   In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

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

2. INVESTMENT - SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of September 30, 2004, the value of these shares was $372,000 and an unrealized gain of $162,000 was recorded as comprehensive gain for the nine months ended September 30, 2004. As of September 30, 2005 the value of these shares was $342,000 and an unrealized loss of $42,000 was recorded as comprehensive loss for the nine months ended September 30, 2005. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.

3.    NOTES RECEIVABLE

a) In February 2005, a total of 209,000 common shares were issued pursuant to stock options exercised in exchange for a $125,400 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.
b) In April 2005, a total of 5,000 common shares were issued pursuant to stock options exercised in exchange for a $3,000 non-interest bearing and unsecured note, which is repayable in full within seven days' notice of demand.
c) In April 2005, the Company received $12,000 from an employee for the repayment of their promissory notes.
d) In August and September 2005, the Company received $67,103 and $5,527 respectively from various employees for the repayment of their promissory notes.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

4. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life of 15 years upon approval. Once the Company receives patent approval, amortization is calculated using the straight-line method over the estimated useful life of 15 years. Patent amortization of $4,832 and $4,134 was charged to operations during the three months ended September 30, 2005 and 2004, respectively. Patent amortization of $13,284 and $12,402 was charged to operations during the nine months ended September 30, 2005 and 2004, respectively.

   A schedule of the patents is as follows:

                                                        September    December
                                                           30,          31,
                                                           2005         2004
                                                       (unaudited)   (audited)
                                                            $            $

        Patents                                          354,514     290,879
        Less, accumulated amortization                  (70,323)     (57,039)
      --------------------------------------------------------------------------
                                                        284,191      233,840
      --------------------------------------------------------------------------

   Future amortization expense is as follows:

                             Year ended December 31,

                                          2005     $ 3,620
                                          2006      16,904
                                          2007      16,904
                                          2008      16,904
                                          2009      16,904
                                    Thereafter     212,955
                                   ------------------------
                                                  $284,191
                                   ------------------------

5. RELATED PARTY TRANSACTIONS/BALANCES

   The Company has entered into related party transactions with two director/officers of the Company as well as an affiliated company. The Company's related party transactions are as follows:

   Due to Related Parties
                                                       September     December
                                                          30,           31,
                                                          2005          2004
                                                      (unaudited)     (audited)
                                                            $             $

    a)  Due to a director/officer - interest             74,009        74,009
    b)  Due to Pacific BioSciences Research Centre      350,742       384,984
    c)  Due to directors/officers                         7,000        14,433
   -----------------------------------------------------------------------------
                                                        431,751       473,426
   -----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

5.    RELATED PARTY TRANSACTIONS/BALANCES (continued)

a) The Company received advances from a director of the Company that were unsecured, bear interest at 11% and were due on demand. Accrued interest of $74,009 is outstanding as of September 30, 2005 on these related party advances.
b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by a director/officer of the Company. During the nine months ended September 30, 2005 and 2004, Pacific did research and development for the Company valued at $343,139 and $325,000, respectively.

      Pacific also provided administrative services during the nine months ended September 30, 2005 and 2004, valued at $118,965 and $85,000, respectively. During the nine months ended September 30, 2005, Pacific charged interest of $10,839, calculated at prime rate on the monthly balance owed. At September 30, 2005, the Company owed $350,742 to Pacific. This amount is unsecured and due on demand.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

7. COMMON STOCK

   For the nine months ended September 30, 2005:

a) In August 2005, the Company issued 77,266 shares of common stock at $0.75 per share for proceeds of $57,950.
b) In July 2005, the Company issued 20,000 shares of common stock for legal services received. The value of the services totaled $23,000, which was determined based on the closing price of the stock on the date of approval by the Board of Directors.
c) In July 2005, the Company entered into a consulting and marketing service agreement for a period of ninety days. The Company issued 50,000 restricted shares of common stock at the fair market value of $1.00 per share. The fair market value was determined based on the closing price of the stock on the date of approval by the Board of Directors.
d) In June 2005, the Company issued 600,000 share of common stock at $0.10 per share pursuant to exercise of warrants for proceeds of $60,000.
e) In June 2005, the Company issued 4,545 shares of common stock for $5,000. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.
f) In June 2005, the Company issued 135,000 shares of common stock at $1.00 per share for proceeds of $135,000.
g) In May 2005, the Company issued 682,714 shares of common stock at $0.21 per share pursuant to exercise of warrants for proceeds of $143,367.
h) In May 2005, the Company issued 25,000 shares of common stock at $1.00 per share for proceeds of $25,000.
i) In May 2005, the Company issued 15,000 shares of common stock with the fair market value at $18,900 to an employee for a performance bonus.
j) In April 2005, an employee exercised 5,000 options to purchase the Company's common stock for $3,000. The Company received a note receivable for $3,000.
k) In March 2005, the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant.
l) In March 2005, two directors exercised 1,750,000 options to purchase the Company's common stock for $1,750. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.
m) In March 2005, a director exercised 450,000 warrants to purchase the Company's common stock for $450. Subscription receivable was recorded which was equal to the exercise price times the number of options exercised.
n) In March 2005, the Company issued 25,000 shares of common stock at $0.07 per share pursuant to the exercise of warrants for proceeds of $1,750.
o) In March 2005, the Company issued 50,000 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $10,500.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

7.    COMMON STOCK (continued)

   For the nine months ended September 30, 2005: (continued)

p) In March 2005, the Company issued 30,000 shares of common stock for $24,392 of services provided and for $2,608 of services to be provided, which was equal to the market price of the common shares on the settlement date. The Company recorded $2,608 of services to be provided as deferred compensation.
q) In February 2005, the Company approved the issuance of 209,000 shares of common stock to 7 employees for the exercise of their options at their option price of $0.60. The Company received note receivable totaling $125,400.
r) In February 2005, the Company issued 7,042 shares of common stock valued at $0.71 per share for consulting services rendered by Pacific Biosciences Research Centre ("Pacific"), a related company. The shares were valued at the closing price of the stock on the date of issuance.
s) In February 2005, the Company issued 8,450 shares of common stock valued at $0.71 per share for consulting services received. The value of the services totaled $6,000 and the shares were valued at the closing price of the stock on the date of issuance.
t) In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.
u) In January 2005, the Company issued 26,305 shares of common stock at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of warrants. Total consideration received was $32,891.

   For the nine months ended September 30, 2004:

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

7.    COMMON STOCK (continued)

   For the nine months ended September 30, 2004: (continued)

h) In July 2004, the Company issued 200,000 shares of common stock for the exercise of options by a director at $0.001 per share for proceeds of $200.
i) In July 2004, the Company sold 500,000 units at $0.50 per unit for proceeds of $250,000. Each unit consisted of 500,000 shares of common stock and 500,000 common share purchase warrants entitling the holders to purchase 500,000 shares of the Company's common stock at an exercise price of $1.01per share, expiring on July 15, 2006.
j) In July 2004, the Company sold 33,333 units at $0.60 per unit for proceeds of $20,000. Each unit consisted of 33,333 shares of common stock and 33,333 common share purchase warrants entitling the holders to purchase 33,333 shares of the Company's common stock at an exercise price of $1.04, expiring on July 31, 2006.
k) In July 2004, the Company issued 200,000 shares of common stock for $120,000 of services provided and for $62,000 of services to be provided, which was equal to the market price of the common shares on the settlement date. The services to be provided of $62,000 were recorded as deferred compensation.
l) In June 2004, the Company issued 105,263 shares of common stock for the exercise of warrants at $0.19 per share for proceeds of $20,000.
m) In June 2004, the Company issued 628,571 shares of common stock for the exercise of warrants at $0.07 per share for proceeds of $44,000.
n) In April 2004, option holders exercised 215,000 options to purchase the Company's common stock for proceeds of $9,250.
o) In March 2004, the Company sold 533,334 units at $0.15 per unit for proceeds of $80,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.15 as to 266,667 warrants and at $0.17 as to 266,667 warrants all expiring on March 31, 2007.
p) In March 2004, the Company sold 315,790 units at $0.19 per unit for proceeds of $60,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $0.19, expiring on March 31, 2009.
q) In March 2004, option holders exercised 240,000 options to purchase the Company's common stock for $49,600. The Company received cash of $2,800 in March, $2,800 in April $44,000 in May 2004.
r) In March 2004, the Company sold 100,000 shares of common stock at $0.15 per share for cash proceeds of $15,000.
s) In March 2004, the Company issued 25,000 shares of the Company's common stock to an employee as a bonus. Compensation expense totaling $5,750 was recorded and determined based on the closing price of the stock on the date of approval by the Board of Directors.
t) In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable totaling $31,444, which was equal to the market price of the common shares on the settlement date.
u) In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

8. STOCK WARRANTS

   As of September 30, 2005, the Company had 6,239,459 warrants outstanding.

   During the nine months ended September 30, 2005:

a) A total of 38,666 warrants were issued at an exercise price of $1.10 per share and expiring on June 30, 2007.
b) A total of 160,000 warrants were issued at an exercise price of $2.00 per share and expiring any time during the period ending six months after the date the shares issuable upon the exercise of the warrants have been registered for public sale with the Securities and Exchange Commission.
c) A total of 160,000 warrants were issued at an exercise price of $3.25 per share and expiring on any time during the period ending twelve months after the date the shares issuable upon the exercise of the warrants have been registered for public sale with the Securities and Exchange Commission.
d) The Company amended the exercise price of 100,000 warrants from $0.50 to $0.80 and extended the date of expiry from March 15, 2005 to June 15, 2005. These warrants expired in full without exercise.
e) The Company amended the exercise price of 100,000 warrants from $1.00 to $1.50 and extended the date of expiry from March 15, 2005 to June 15, 2005. These warrants expired in full without exercise.
f) A total of 1,874,808 warrants were exercised for cash and are made up of the following: 450,000 shares at $0.001 per share, of which $450 is owing at March 31, 2005; 732,714 shares at $0.21 per share; 26,305 shares at $0.30 per share; 65,789 shares at $0.38 per share; and, 600,000 shares at $0.10 per share.
g) A total of 412,377 cashless warrants were exercised as follows: 139,474 warrants to acquire 70,643 shares and 272,903 warrants to acquire 213,576 shares.
h) The Company issued 955,800 warrants upon the conversion of a convertible note of $143,370 into 955,800 units at $0.15 per unit. The warrants are exercisable at $0.17 per share and expire on March 9, 2010. In accordance with EITF 00-27, the Company recognized $691,587 of interest expense. Refer to note 6.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

9.    STOCK OPTIONS (continued)
a) In January 2005, the Company granted 500,000 options to three directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.77. Compensation expense totaling $384,500 was charged to operations.
b) On September 2, 2004, the Company granted 128,000 options to a consultant at an exercise price of $0.73 per share, which was above the market price on the date of grant. Compensation expense of $46,179 was charged to operations for the three months ended September 30, 2004. These options were exercised in October 2004.
c) In April 2004, the Company granted 20,000 options to an employee at an exercise price of $0.07 per share, which was equal to the market price on the date of grant. These options were exercised in September 2004.
d) On March 10, 2004, the Company granted 1,450,000, options to 3 directors of the Company at an exercise price of $0.001 per share. The closing market price of the stock on the grant date was $0.23. Compensation expense in the amount of $332,050 was charged to operations for the three months ended March 31, 2004.
e) On March 10, 2004, the Company granted 250,000 options to a consultant at an exercise price equal to 90% of the closing price on the day before exercise. Consulting expense in the amount of $22,815 was charged to operations for the three months ended March 31, 2004. The fair market value was determined on the date of the grant using the Black-Scholes pricing model. The following assumptions were used: average risk free interest rate of 1.24%; expected life of one year; dividend yield of 0%; and expected volatility of 103%.
f) In January 2004, the Company granted 200,000 options to an employee with an exercise price of $0.22, which was equal to the market price on the date of grant. These options were exercised in March 2004.

10.   LEGAL PROCEEDINGS

a) In May 2004, a former consultant to the Company filed a civil action in the Ontario Superior Court of Justice against the Company and the Company's three directors. The former consultant was seeking 1,300,000 common shares of the Company and $80,000 in payment of consulting services purported to be rendered. On November 24, 2004 the action was dismissed and there is no outstanding claim against the Company.
b) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and charged to operations in fiscal 2003.

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

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the nine months ended September 30, 2005, as compared to the same period in the prior year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)  Reason



Stock Based Compensation          D         Decrease in options granted for
                                            consulting services in 2005.

General and Administrative        I         During the nine months ended
                                            September 30, 2004 a debt owing to
                                            the Company in the amount of
                                            $50,000  (which  was  written  off
                                            in  2003) was paid.  The $50,000 was
                                            credited against general and
                                            administrative  expenses for the
                                            prior period in 2004.  There was no
                                            corresponding adjustment during the
                                            nine months ended September 30,
                                            2005.  In addition, during the nine
                                            months ended September 30, 2005 the
                                            Company increased its use of
                                            investor relations consultants.

Interest Expense                  I         Expense in 2005 reflected the value
                                            of warrants which were issued upon
                                            the conversion of a note.

Liquidity and Capital Resources

Biocurex's sources and (uses) of cash during the nine months ended September 30, 2005 were:

      Cash used in operations                                  $(426,547)

      Capitalized patent costs                                   (63,635)

      Sale of common stock in private placements                 703,973

      Proceeds from sale of non-secured notes                     93,440

      Other                                                      (41,675)

      Increase in cash on hand at September 30, 2005             265,556

Biocurex's sources and (uses) of cash during the nine months ended September 30, 2004 were:

      Cash used in operations                                  $(588,119)

      Capitalized patent costs                                   (27,236)

      Sale of common stock in private placements                 725,622

      Collection of subscription receivable                       50,000

      Other                                                     (124,636)

      Increase in cash on hand at September 30, 2004              35,631

      As of September 30, 2005, Biocurex had working deficit of $(314,0499). Included in current liabilities at September 30, 2005 are amounts due to officers, directors, and related parties of Biocurex totaling $431,751.

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

ITEM 3.     CONTROLS AND PROCEDURES

Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Dr. Moro and Dr. Wittenberg there has not been any change in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 7 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine-months ended September 30, 2005.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (a), (c), (d), (f), (g), (h), (k), (n), (o), (t) and (u) of Note 7 during the nine-months ended September 30, 2005.

The shares described in the other subparagraphs of Note 7 were registered by means of a registration statement on Form S-8.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Number      Exhibit

31          Section 302 Certifications

32          Section 1350 Certifications

(b) During the three-months ended September 30, 2005 the Company did not file any reports on Form 8-K.


o

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9th, 2005.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:   /s/ Dr. Ricardo Moro
                                           -----------------------------------
                                             Dr. Ricardo Moro, President



                                     By: /s/ Dr. Gerald Wittenberg
                                         -------------------------------------
                                         Dr. Gerald Wittenberg, Chief Financial
                                          and Accounting Officer