Form 10KSB
period 2005-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2006-03-30
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-26947

WHISPERING OAKS INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Texas	75-2742601
(State of incorporation)	(IRS Employer
Identification No.)

7080 River Road, Suite 215
Richmond, British Columbia	V6X 1X5
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (866) 884-8669
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒	*
YES	NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

Yes	*	No	☒

The aggregate market value of the voting stock held by non-affiliates of the Company (34,990,930 shares) based upon the closing price of the Company’s common stock on March 15, 2006, was approximately $25,893,288.

The Company’s revenue from continuing operations for the most recent fiscal year was $200,000.

As of March 15, 2006 the Company had 35,490,930 issued and outstanding shares of common stock.

ITEM 1.	DESCRIPTION OF BUSINESS

Whispering Oaks International, Inc. (or “Biocurex”) was incorporated in December 1997. Prior to February 20, 2001, Biocurex was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000, Biocurex owned one thoroughbred horse.

In February 2001, Biocurex ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

On February 21, 2001, Biocurex issued 150,000 (1,950,000 post split) shares of its common stock to acquire from Lagostar Trading S.A. patents and intellectual properties which related to the early detection of cancer.

On March 1, 2001, Biocurex’s Board of Directors declared a 13-for-1 forward stock split.

On March 25, 2001, Biocurex acquired the following assets from Pacific Biosciences Research Centre, then named Curex Technologies Inc., in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869 which were payable by Pacific Biosciences to various third parties:

•	Patents
•	Proprietary technology
•	Cash in the amount of $129,032
•	A 51% interest in Biolargo.

In May 2001, Biocurex issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which Biocurex assumed in connection with the acquisition of assets from Pacific Biosciences.

Biocurex filed an Assumed Name Certificate with the Texas Secretary of State in March 2001 to enable Biocurex to conduct its business under the name of “Biocurex, Inc.” At its next shareholders’ meeting Biocurex plans to obtain shareholder approval to change the name of Biocurex from Whispering Oaks International Inc. to Biocurex, Inc.

Biocurex’s website is: www.biocurex.com.

Cancer Detection Kits

As a result of Biocurex’s acquisition of technology in February and March 2001, Biocurex owns patents and intellectual properties relating to certain technology which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer.

A principal goal of cancer research is to differentiate cancer cells from healthy cells. One way to achieve this goal is to detect molecules (markers) that are present on cancer cells but not on healthy cells. Biocurex’s technology relates to the RECAF™ marker, which can be used in blood and tissue tests to aid in determining if a patient has cancer. These tests can also be used on a regular basis for the early detection of recurring cancer, thereby allowing a more effective treatment of cancer patients. The RECAF™ marker has been found in all tissues studied, including breast, lung, stomach and prostate.

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

Biocurex’s Histo-RECAF™ kit, which is designed for tissue hardened with paraffin, was sent to independent researchers for testing on a significant number of breast tissue samples selected at random. The samples included twenty malignant, twenty benign (fibro adenomas) and twenty dysplastic (benign diffuse growth) specimens. In June 2001, Biocurex received confirmation from the first of these researchers indicating that 100% of breast cancers tested positive with the kits. Only 4% of the benign tumors and other non-malignant breast tissues studied were positive. Furthermore, several in-situ carcinomas (the earliest stage of cancer) tested positive. The test results are not only important in reference to the product itself, but also validate the RECAF™ system and its potential for other uses, such as serum testing, and cancer cell targeting in general.

The FDA, in its device listing database, shows the Histo-RECAF™ kit as a Class I medical device. As a Class I medical device the Histo-RECAF™ kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. However, until the Histo-RECAF kit is approved by the FDA as a 510K diagnostic device, the Histo-RECAF kit may only be marketed in the United States as a device which can be used as an adjunct to standard light microscopy staining methods to aid in the identification of cancer in breast and axillary node tissues.

Due to the costs involved in manufacturing and marketing, Biocurex plans to license or joint venture the Histo-RECAF™ technology to third parties. As of January 31, 2005 Biocurex had not sold any Histo-RECAF™ test kits and did not have any licensing or joint venture agreements with respect to its Histo- RECAF™ technology.

Biocurex’s Cryo-RECAF™ kit was designed for use by pathologists during surgery since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cryo-RECAF™ kit, during surgery, the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen, sliced, stained with the chemicals in the kit, and examined by the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. Although the quality of frozen tissue is not as good as tissue examined with the use of the Histo-RECAF™ kit, the advantage of the Cryo-RECAF™ test is that the results are available within 15 minutes. Biocurex has not sold any Cryo-RECAF™ kits. Although the Cryo-RECAF™ kit is fully developed, Biocurex has not applied to the FDA, Canada’s Health Products and Food Branch, or any other regulatory authority for permission to sell the Cyro-RECAF™ kit on a commercial basis due to the costs involved with regulatory approvals, Biocurex plans to license the Cryo-RECAF™ technology to third parties which will be able to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of this product.

Biocurex believes that a significant market exists for a screening assay which can detect multiple cancers from a blood (serum) sample. As a result, since March 2002 Biocurex’s research and development efforts have been focused on the development of a serum-based screening assay based upon Biocurex’s RECAF™ technology. The potential market for a serum assay is hard to define, but market statistics confirm that there are over 100 million serum tumor marker (screening) tests performed every year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA - Carcino Embryonic Antigen, a relatively insensitive assay for colorectal cancer are estimated to be over $300 million US dollars annually. Biocurex is currently attempting to license the assay technology to a pharmaceutical firm that has the financial capability to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities as well as to manufacture and commercialize the assay.

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

In late March, 2005, BioCurex signed an agreement with Abbott Laboratories. Under terms of the licensing agreement, Abbott obtains worldwide, semi-exclusive rights to commercialize products using BioCurex's RECAF technology. The agreement includes payment to BioCurex of up-front fees, product development milestones and royalties on any product sales. Abbott's goal is to further develop this technology, incorporating it into future tests on their ARCHITECT® system, for use in cancer diagnosis and monitoring.

Abbott has a strong history in cancer diagnostics. In 1991, Abbott developed the first automated PSA test for use on the IMx® System and has continued to expand cancer test menus across its diagnostic analyzers. Abbott's innovative genomic tests include Vysis® UroVysion, which aids in diagnosing and monitoring bladder cancer, and PathVysion®, for detecting amplification of the HER-2 gene to aid in determining whether a patient is an appropriate candidate for Herceptin® (trastuzumab) therapy for breast cancer.

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

Research and Development

Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioSciences billed the following amounts to Biocurex for research and development: year ended December 31, 2003 - $322,400, year ended December 31, 2004 - $470,400, year ended December 31, 2005 - $445,260.

In May 2003, a group of Japanese physicians/scientists agreed to test an improved Histo-Recaf™ kit on cancer tissues to determine the kit’s ability to accurately detect cancer cells. The Japanese research teams are conducting the tests on a voluntary basis and without charge to Biocurex. Biocurex is supplying the research teams, free of charge, with the chemicals in the Histo-Recaf™ kit which are required for the tests. In April 2004 Biocurex received notice that approximately 83% of the cancer cases stained with the Histo-RECAF ™ kit were clearly positive and distinguishable from normal specimens with a microscope.

Patents

Biocurex’s technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in seven foreign countries which were pending as of January 31, 2005.

Competition

A number of companies, such as Dako Inc., have developed cancer detection products which stain cells to detect cancer. However the cancer detection kits presently on the market can only detect one form of cancer. In contrast, Biocurex’s cancer detection kits can detect the RECAF marker in all the types of cancer studied so far, including breast, stomach, lung and colon cancers.

A number of companies, including Abbott Labs, Roche and Ortho Diagnostics, have developed serum based screening assays to detect cancer. However the serum based screening assays kits presently on the market can only detect one form of cancer. In contrast, Biocurex’s serum based screening assays have detected, in internal preliminary studies, ovary, lung, breast and stomach cancers with high sensitivity and specificity. In addition, Biocurex believes that for certain types of cancer, its serum based screening assays is more accurate than the screening assays of its competitors.

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

Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices have less stringent data requirements than drugs and do not require clinical trials for FDA clearance. Products submitted to the FDA for clearance as medical devices can refer to the safety and effectiveness data of medical devices which perform similar functions products and which the FDA has already cleared. As long as a medical device submitted to the FDA has the same clinical use as a medical device previously cleared by the FDA the medical device submitted will normally receive FDA clearance providing data proving substantial equivalence to the other approved medical devices and verification of claims is provided to the FDA. In the case of the Histo-RECAF kit, Biocurex provided the FDA with reports from pathologists that used the kit and also provided a pathologist from the FDA with a collection of tissues stained with the kit. The FDA, in its device listing database, shows the Histo-RECAF kit as a Class I medical device. Biocurex expects that its Cryo-RECAF™ kit will also be classified as a Class I medical device. Biocurex anticipates that its serum assay, if successfully developed, will be classified as a Class II medical device.

Biocurex’s strategy is to license its cancer detection kits and its serum assay to third parties which will be responsible for any further regulatory approvals. However, any licensee of Biocurex may not be successful in obtaining additional clearances or approvals from any regulatory authority with respect to Biocurex’s cancer detection kits or its serum screening assay. The lack of regulatory approval for Biocurex's products will prevent the sale of these products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon Biocurex's operations.

BioLargo Technologies, Inc.

At December 31, 2001 Biocurex had a 51% interest in BioLargo Technologies, Inc. (“BioLargo”). BioLargo has patented technology that combines super-absorbent fibers with an iodine which becomes active when wet. This composite material, known as I2ABSORB, is able to contain, absorb, deodorize and neutralize various biohazardous materials including blood specimens, incontinence pad, diapers, wound dressings, food package liners and surgical drapes. Recently adopted U.S. Department of Transportation regulations require the use of an absorbent between containers holding biohazardous materials and outside packaging.

Biocurex acquired its interest in BioLargo because it believed that BioLargo would be able to generate revenues which could support Biocurex’s operations. When Biocurex determined that it was unlikely that BioLargo would be able to generate a positive cash flow, Biocurex decided to sell most of its 51% interest in BioLargo.

On June 28, 2002, Biocurex entered into an option agreement with Turtle Dove Resources, Inc. (“Turtle”), which gave Turtle the option to acquire 9,000,001 of the 10,000,001 shares of BioLargo’s common stock owned by Biocurex. Biocurex’s investment in BioLargo as of June 28, 2002, was approximately $128,000. During the ten months ended October 31, 2002, Biocurex sold 3,150,000 of its BioLargo shares to Turtle for $180,266. Subsequent to October 31, 2002 Turtle’s option expired. In November 2002 Biocurex sold 900,000 shares of BioLargo to Eastern Capital Corp. for $50,000. As of January 31, 2005 Biocurex did not have an agreement with any person to sell its remaining BioLargo shares and Biocurex is accounting for the remaining shares as an equity investment with no value. BioLargo is presently inactive.

ITEM 2.	DESCRIPTION OF PROPERTY

Biocurex’s offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex’s offices are rented on a month-to-month basis for $4,396 per month. Biocurex rents its office space from Pacific Bioscience Research Centre, a company affiliated with Biocurex’s President.

ITEM 3.	LEGAL PROCEEDINGS

Biocurex is not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Prior to April 15, 2004 Biocurex’s common stock was traded on the OTC Bulletin Board. On April 8, 2004 the Securities and Exchange Commission announced the temporary suspension of trading in Biocurex’s common stock. The trading suspension ended at 11:59 p.m. on April 22, 2004. The SEC temporarily suspended trading in Biocurex’s common stock because of questions by the SEC regarding the accuracy of assertions by Biocurex and others in press releases and e-mails sent to investors. Biocurex believes that it has answered the SEC’s questions concerning information which has been publicly released by Biocurex. As of the date of the filing of this report, the SEC had not notified Biocurex of its findings nor has it advised Biocurex that its investigation has been completed. During the period of the trading halt market makers were not able to enter quotations. When no quotations were entered for three consecutive days, the NASD automatically, and without notice to Biocurex, delisted Biocurex’s common stock from the OTC Bulletin Board. Subsequent to April 22, 2004 Biocurex’s common stock has traded in over-the-counter market which is sometimes referred to as the “pink sheets”

Shown below is the range of high and low quotations for Biocurex’s common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/04	$0.33	$0.24
6/30/04	$2.80	$0.69
9/30/04	$1.02	$0.51
12/31/04	$0.77	$0.52

3/31/05	$1.80	$1.40
6/30/05	$1.03	$1.01
9/30/05	$0.90	$0.85
12/31/05	$0.89	$0.86

As of March 15, 2006, there were approximately 98 record holders of Biocurex’s common stock and over 4,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of Biocurex’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. Biocurex has not paid any dividends on its common stock and Biocurex does not have any current plans to pay any common stock dividends.

As of March 15, 2006, Biocurex had 35,490,930 outstanding shares of common stock. The following table lists additional shares of Biocurex’s common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

	Number of Shares	Note Reference

Shares issuable upon exercise of Non-Qualified Stock options granted to officers, directors, employees and consultants.	2,575,000	A

Shares issuable upon exercise of warrants granted to Biocurex’s officers, directors, employees, financial consultants and private investors	5,720,215	B

Shares issuable upon conversion of notes	2,243,549	C

Shares issuable upon exercise of warrants issued to note holders	4,811,249	C

A.	See Item 10 of this report for information concerning the Non-Qualified Stock Option Plan.

B.
Warrants in this category were not granted pursuant to Biocurex’s Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.001 and $0.75 per share and expire between November 1, 2006 and January 31, 2009.

C.
During 2003 Biocurex sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of Biocurex’s common stock. The number of shares to be issued upon the conversion of any note is equal in number to the amount determined by dividing the principal amount to be converted by the Conversion Price. The Conversion Price was separately negotiated for each note and ranges between $0.05 and $0.23. If all remaining notes were converted Biocurex would be obligated to issue an additional 2,243,549 shares of common stock. As of March 15, 2005 one note in the principal amount of $53,000 was repaid and one note in the principal amount of $143,700 had been converted into 955,800 shares of Biocurex’s common stock. The note holders also received warrants to collectively purchase 2,567,700 shares of Biocurex’s common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates between January 17 and November 11, 2005. As of March 15, 2005 warrants to purchase 737,494 shares had been exercised. For every share issued upon conversion the note holders are entitled to receive warrants to purchase one additional share of common stock at prices between $0.05 and $0.38 per share. The warrants expire at various dates between January 17 and November 11, 2008. A warrant for 955,800 shares was issued when the $143,700 note was converted. If all remaining notes were converted, Biocurex would be obligated to issue warrants which would allow the holders to purchase 2,243,549 additional shares of Biocurex’s common stock.

The shares referred to in Note A has been registered for public sale by means of a registration statement on Form S-8 which BioCurex has filed with the Securities and Exchange Commission.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation

In February 2001, Biocurex discontinued its former business, which was the purchase and sale of thoroughbred racehorses. In February and March of 2001, Biocurex acquired certain patents and intellectual properties relating to a technology which can be used to detect cancer. Since that time, Biocurex has been involved in developing cancer detection technology and:

•	has developed a cancer detection kit for tissues (Histo-RECAF™) which stains cancer cells thereby allowing a pathologist to easily see the cancer cells with the use of a microscope,

•	has developed the Cryo-RECAF™ diagnostic kit which can be used by pathologists as an aid in determining whether cancer cells are benign or malignant during surgery, and

•	is working on the development of a screening assay which can detect multiple cancers from a blood (serum) sample.

The FDA, in its device listing database, shows the Histo-RECAF™ kit as a Class I medical device. As a Class I medical device the Histo-RECAF™ kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada’s Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF™ kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF™ and Cryo-RECAF™ technology to third parties. As of March 15, 2005 Biocurex had not sold any Histo-RECAF™ or Cryo-RECAF™ test kits and had not licensed the technology pertaining to these kits to any third parties.

As explained in Item 1 of this report BioCurex has developed a serum based cancer screening assay and has licensed certain aspects of the serum assay technology to Abbott Laboratories. The Licensing Agreement with Abbott is semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in the coming months. BioCurex retained all rights to its prototype format, a radio-immunoassay (RIA), which it plans to commercialize directly to clinical laboratories as ASRs ("Analyte Specific Reagents") for production of “home-brew” tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA issued a new regulation in November of 1997 classifying/reclassifying ASRs based on risk to public health. The regulation allows certain individual reagents to be available for clinical laboratories to use in their own in-house developed (home-brew) tests, without requiring manufacturers to submit 510(k)s or PMAs for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF tests based on Biocurex’s RIA without the need for a lengthy FDA approval process. For more information visit http://www.aacc.org/govt/asr.htm.

During the year ended December 31, 2006 Biocurex:

•	will continue its efforts to license the Histo-Recaf technology to third parties.

•	plans to enter into agreements relating to its RIA blood test with clinical laboratories using ASRs.

•	intends to license its Serum-RECAF™ to other major bio-pharma companies.

•	if necessary, will continue to raise capital through the sale of its common stock or securities convertible into common stock in order to fund Biocurex’s operations and research and development.

•	continue research in the areas of therapeutics and imagery.

During the fiscal 2006, it is expected that all research and development work will be performed by Pacific Biosciences Research Centre on behalf of Biocurex.

Financial Data

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this prospectus.

Results of Operations:	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenue	$200,000	$209,006
Operating Expenses	$(1,861,312)	$(1,540,227)
Other income (expense)	$(94,618)	$(75,234)
Net loss	$(1,755,930)	$(1,406,455)

Balance Sheet Data:
	31-Dec-05	31-Dec-04

Current Assets	$666,658	$589,021
Total Assets	$943,460	$822,861
Current Liabilities	$1,152,088	$1,095,834
Total Liabilities	$1,152,088	$1,095,834
Working Capital (Deficit)	$(485,430)	$(506,813)
Stockholders' (Deficit)	$(208,628)	$(272,973)

Results of Operations

Material changes of items in Biocurex’s Statement of Operations for the year ended December 31, 2005, as compared to the same period in the prior year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Professional and Consulting Fees	I	The Company filed an SB2 in Year 2005, which resulted in additional fees.

General and Administrative	I
Increase in G&A is mainly due to a $100,000 dollars increase in public relations expense and $62,000 dollars in administrative expense. Increase also due to $53,000 dollars in higher stock based compensation recognized in the current year. In addition, the prior year balance included $50,000 dollars in bad debt recoveries.

Interest Expense	I	Expense in 2005 reflected the value of warrants which were issued upon the conversion of a note.

Liquidity and Capital Resources

Biocurex’s sources and (uses) of cash during the year ended December 31, 2004 were:

Cash used in operations	$(861,039)

Capitalized patent costs	(42,858)

Sale of common stock in private placements and exercise of options and warrants	1,060,154

Collection of subscription receivable	50,000

Repayment to Related Parties	(99,242)

Use of cash during year ended December 31, 2004	(38,870)

Biocurex’s sources and (uses) of cash during the year ended December 31, 2005 were:

Cash used in operations	$(598,867)

Capitalized patent costs	(72,003)

Sale of common stock in private placements and exercise of options and warrants	787,735

Repayment to Related Parties	(52,607)

Increase of cash during year ended December 31, 2005	157,698

As of December 31, 2005, Biocurex had a working capital deficit of $(485,430). Included in current liabilities at December 31, 2005 are amounts due to officers, directors, and related parties of Biocurex totaling $420,819.

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

Biocurex anticipates that the capital requirements for the year ended December 31, 2006 will be as follows:

Research and Development - Theraputics	$400,000
Research and Development - Histo-Recaf kits	75,000
Research and Development - Serum screening assay	250,000
Research and Development - Imagery	200,000
Payment of Outstanding Liabilities	420,000
General and Administrative Expenses	320,000
Marketing and Investor Communications	200,000
Total:	$1,865,000

Biocurex does not have any bank lines of credit or any other traditional financing arrangements. Biocurex will need additional capital until it is able to generate significant revenues from licensing its technology or from other sources. Biocurex expects to obtain additional capital through the private sale of its common stock or from borrowings from private lenders or financial institutions. From an operations standpoint, the most significant capital requirements of Biocurex are general and administrative expenses and research and development. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services) average approximately $60,500 per month. Biocurex’s research and development expenses vary, depending upon available capital. When more capital is available to Biocurex, research and development expenses increase. Conversely, research and development expenses decline when less capital is available. Pacific Biosciences Research Centre, which is controlled by the President of Biocurex, performs all research and development work on behalf of Biocurex. If Biocurex is unable to raise the capital it needs, its research and development activities will be curtailed or delayed and its operations will be reduced to a level which can be funded with the capital available to Biocurex.

Although Generally Accepted Accounting Principles require Biocurex’s financial statements to show its intellectual property as having no value, an independent appraisal has valued Biocurex’s intellectual property at approximately $5,000,000 as of December 31, 2003.

Recent Accounting Pronouncements

See Note 2 to the financial statements which are included as part of this report.

Critical Accounting Policies

Biocurex’s significant accounting policies are more fully described in Note 2 to the Financial Statements included as a part of this report. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on Biocurex’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Biocurex’s significant accounting policies include:

Revenue Recognition. Biocurex recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Biocurex’s revenue consists of license fees related to the licensing of RECAF™ technology. At the present time, there is one licensing agreement. Biocurex recognizes revenues at the time of shipment of products and subsequent to performing credit evaluations of customers.

Long-lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Biocurex recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Investments. Investments consist of equity securities classified as “available-for-sale” securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected as other comprehensive income in stockholders’ equity.

Stock Options - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. Biocurex has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure” which amends SFAS No. 123. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for periods beginning after December 15, 2002. Biocurex has elected to continue to account for its employee stock-based compensation using the intrinsic value method.

ITEM 7.	FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective July 29, 2004 Biocurex dismissed Stonefield Josephson, Inc. (“Stonefield Josephson”) as Biocurex’s independent auditors. Stonefield Josephson audited Biocurex’s financial statements for the fiscal years ended December 31, 2002 and 2003. The reports of Stonefield Josephson for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Stonefield Josephson  for these fiscal years was qualified with respect to uncertainty as to Biocurex’s ability to continue as a going concern.

Except as noted below, during Biocurex’s two most recent fiscal years and subsequent interim period ended July 29, 2004 there were no disagreements with Stonefield Josephson  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Stonefield Josephson would have caused it to make reference to such disagreements in its reports.

On February 21, 2001, Biocurex acquired patents and intellectual property from Lagostar Trading, S.A., in exchange for 1,950,000 shares of Biocurex’s common stock, after giving effect to a 13-for-1 forward stock split which took place in March 2001.

On March 25, 2001, Biocurex acquired certain assets from Curex Technologies, Inc. in consideration for the assumption by Biocurex of convertible notes payable by Curex and totaling $2,326,869. The notes were convertible, at the option of Biocurex, into shares of Biocurex’s common stock on the basis of one share of common stock for each $2.00 of note principal or interest converted. In May 2001 Biocurex elected to convert the Curex notes and issued 1,544,404 shares of its common stock in payment of the notes and accrued interest.

The patents and intellectual property acquired from Lagostar were originally valued at $3,900,000. In accordance with ¶18 of APB 29, the value of Biocurex’s common stock given in exchange was considered to be more clearly evident than the fair value of the patents and intellectual property received. As a result, the common stock issued in the Lagostar transaction was originally valued at $2.00 per share for financial reporting purposes. The $2.00 per share valuation was based upon the conversion rate of the Curex promissory notes which were assumed by Biocurex. Biocurex’s offer to assume the notes from the Curex noteholders began on February 21, 2001, the date Biocurex acquired Lagostar.

The assets acquired from Curex were originally valued in accordance with ¶67 of APB 16 (as specified in ¶25 of APB 17) in an amount equal to the liabilities assumed.

In November 2003 Biocurex filed a registration statement on Form SB-2 with the Securities and Exchange Commission. As part of the normal review process, the SEC, in November 2003, asked Biocurex to justify its accounting for the Lagostar and Curex transactions.

After receiving the SEC’s request regarding Lagostar and Curex, Stonefield Josephson questioned Biocurex’s accounting treatment with respect to the Lagostar and Curex transactions.

It was decided that the shares issued for Lagostar’s patents and intellectual property were without value since Biocurex was not operating at the time of the Lagostar acquisition. Consequently, management decided that the assets acquired from Lagostar, for financial reporting purposes, were without value pursuant to SFAS 142.

It was also decided that:

•	the shares of common stock issued as payment for the Curex notes could not be valued,
•	for financial reporting purposes the intellectual property acquired from Curex, originally valued at $1,715,674, should be shown as having no value, and
•	the value of the patents acquired from Curex should be reduced by $149,410 so as to reflect the amount spent by Curex in obtaining the patents.

Biocurex restated its financial statements for the years ended December 31, 2002 and 2001 to reflect the changes to the valuation of the intellectual property and patents acquired from Lagostar and Curex and the associated amortization of the intellectual property and patents. This restatement is discussed in Note 1 to Biocurex’s December 31, 2003 financial statements.

A majority of Biocurex’s directors participated in the discussions with Stonefield Josephson regarding the accounting principles to be followed with respect to the Lagostar and Curex transactions.

During the course of its audit on Biocurex’s December 31, 2003 financial statements, Stonefield Josephson advised Biocurex that Biocurex presently did not have accounting personnel capable of accounting for complex transactions, and hence were not capable of preparing Biocurex’s financial statements (including footnotes to the financial statements) in accordance with generally accepted accounting principles. Biocurex has since retained an independent consulting firm to assist Biocurex in the preparation of its quarterly and year end financial statements.

On August 2, 2004 Biocurex appointed Manning Elliott, Chartered Accountants (“Manning Elliott”) to act as Biocurex’s independent accountants.

The change in Biocurex’s auditors was recommended and approved by the board of directors of Biocurex. Biocurex does not have an audit committee.

During the two most recent fiscal years and subsequent interim period ended August 2, 2004, Biocurex did not consult with Manning Elliott regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Biocurex’s financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below. We were advised by Manning Elliott LLP, our independent auditors, that during their performance of audit procedures related to our financial statements for the fiscal period ended December 31, 2005, they identified a "material weakness" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The material weakness is described below:

 Inadequate controls over equity transactions.     We do not have adequate review and supervision controls or sufficient supporting documentation of certain equity-related transactions to ensure that equity transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

We are in the process of reviewing and strengthening our internal control procedures and intend to pursue actions to ensure all aspects of our controls related to the above described area. Such actions include but are not necessarily limited to the following:

•
We will utilize an outside consulting firm to review all equity transactions and assist in the implementation of appropriate review and supervision controls to ensure the proper and timely recording of equity transactions.

•	We will have extensive internal review and approval of all equity transactions and ensure proper supporting documentation is maintained.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certifications.

ITEM 8B.	OTHER INFORMATION

Not Applicable

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

Information concerning Biocurex’s officers and directors follows:

Name	Age	Position

Dr. Ricardo Moro	53	President, Chief Executive Officer and a Director
Dr. Gerald Wittenberg	53	Principal Financial Officer, Secretary, Treasurer, and a Director
Dr. Phil Gold, PhD	66	Director

Each director holds office until his successor is duly elected by the stockholders. Biocurex’s officers serve at the pleasure of the Board of Directors.

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

Biocurex has adopted a Code of Ethics which is applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on Biocurex’s website located at www.biocurex.com.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Biocurex to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of Biocurex (Form 4 and Form 5) and to provide copies of all such forms as filed to Biocurex. To Biocurex’s knowledge, during the year ended December 31, 2005 the number of reports and number of transactions not filed within the time periods required by the regulations of the Securities and Exchange Commission by Biocurex’s officers and directors were: Dr. Ricardo Moro (two reports and four transactions), Dr. Gerald Wittenberg (two reports and four transactions), Dr. Phil Gold (one report and twelve transactions).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of Biocurex. Biocurex does not have a Compensation Committee.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compensation (3)	Restricted Stock Awards (4)	Options Granted (5)	All Other Compensation (6)

Dr. Ricardo Moro	2005	$--	--	--	--	225,000	--
Chief Executive Officer	2004	$--	--	--	--	650,000	--
since December 10, 2002	2003	$--	--	--	--	800,000	--

(1)
The dollar value of base salary (cash and non-cash) earned during the fiscal year. Biocurex owed Dr. Moro $7,000 for accrued compensation at December 31, 2003, and 2004. In March 2003 Dr. Moro applied $35,000 of the amount owed to him toward the exercise price of options to purchase 500,000 shares of Biocurex’s common stock. In March 2003 Biocurex issued Dr. Moro 250,000 shares in payment of $12,000 of accrued compensation.

(2)	The dollar value of bonus (cash and non-cash) received.
(3)	Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4)	During the periods covered by the table, the value of the shares of Biocurex’s common stock issued as compensation for services.

The table below shows the number of shares of Biocurex’s common stock owned by the officers listed above and the value of these shares as of December 31, 2005.

Name	Shares	Value

Dr. Ricardo Moro	250,000	$215,000

(5)	The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the table.
(6)	All other compensation received that Biocurex could not properly report in any other column of the table.

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

Other Arrangements. See “Stock Option and Bonus Plans” below for information concerning options granted to Biocurex’s officers and directors.

Stock Option and Bonus Plans

Biocurex has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the “Plans.”

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan authorizes the issuance of shares of Biocurex’s Common Stock to persons that exercise options granted pursuant to the Plan. Biocurex’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of Biocurex’s Common Stock on the date the option is granted.

Stock Bonus Plan

Under the Stock Bonus Plan, Biocurex’s employees, directors, officers, consultants and advisors are eligible to receive a grant of Biocurex’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans

The Plans are administered by Biocurex’s Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of Biocurex’s shareholders. Any vacancies that may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Non-Qualified Stock Option Plan will be forfeited if the “vesting” schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of Biocurex or the period of time a non-employee must provide services to Biocurex. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of Biocurex’s common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

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

Options Granted and Exercised During the Three Years Ended
December 31, 2005 and Value of Options at December 31, 2005

The following tables present information concerning the options or warrants (collectively the “options”) granted during the three years ended December 31, 2005 to Biocurex’s officers and directors and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2005.

		2003

Name	Shares Issuable Upon Exercise of Options/Warrants (1)	% of Total Options Granted to Employees	Price Per Share	Expiration Date

Dr. Ricardo Moro	800,000	24%	$0.001 (2)	8/31/08
Dr. Gerald Wittenberg	800,000	24%	$0.001 (2)	8/31/08
Dr. Phil Gold	150,000	5%	$0.001 (2)	8/31/08

		2004

Name	Shares Issuable Upon Exercise of Options/Warrants (1)	% of Total Options Granted to Employees	Price Per Share	Expiration Date

Dr. Ricardo Moro	650,000	28.6%	$0.001	3/31/09
Dr. Gerald Wittenberg	650,000	28.6%	$0.001	3/31/09
Dr. Phil Gold	150,000	6.6%	$0.001	3/31/09

		2005
Name	Shares Issuable Upon Exercise of Options/Warrants (1)	% of Total Options Granted to Employees	Price Per Share	Expiration Date

Dr. Ricardo Moro	225,000	27.0%	$0.001	3/31/09
Dr. Gerald Wittenberg	225,000	27.0%	$0.001	3/31/09
Dr. Phil Gold	50,000	6.0%	$0.001	3/31/09

(1)
These options were granted pursuant to Biocurex’s Non-Qualified Stock Option Plan. On March 12, 2003 Dr. Moro and Dr. Wittenberg each agreed to the cancellation of options for the purchase of 100,000 shares.

(2)	The exercise price of these options was set at below market value to compensate Dr. Moro, Dr. Wittenberg and Dr. Gold for services provided to Biocurex.

		Shares		Number of Unexercised Options (3)	Value (in $) of Unexercised In-the- Money Options at December 31, 2005(4)
	Date of Exercise	Acquired On Exercise (1)	Value Realized (2)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Dr. Ricardo Moro	1/8/03	500,000	$5,000	--/--	--/--
Dr. Gerald Wittenberg	1/8/03	500,000	$5,000	--/--	--/--
Dr. Phil Gold	1/17/03	130,000	$5,200	--/--	--/--
Dr. Ricardo Moro	11/3/03	150,000	$31,500	650,000/--
Dr. Gerald Wittenberg	11/3/03	150,000	$31,500	650,000/--
Dr. Phil Gold	11/3/03	150,000	$31,500	--/--	--/--
Dr. Ricardo Moro	9/3/04	200,000	$150,000	450,000/--
Dr. Gerald Wittenberg	9/28/04	200,000	$146,000	450,000/--	--/--
Dr. Phil Gold	4/5/04	150,000	$357,000	--/--	--/--

(1)	The number of shares received upon exercise of options during the three years ended December 31, 2005.
(2)
With respect to options exercised during Biocurex’s three years ended December 31, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3)	The total number of unexercised options held as of December 31, 2005, separated between those options that were exercisable and those options that were not exercisable.
(4)	For all unexercised options held as of December 31, 2005, the market value of the stock underlying those options as of December 31, 2005.

Summary

The following table shows the weighted average exercise price of the outstanding options and warrants granted pursuant to Biocurex’s Non-Qualified Stock Option Plan as of December 31, 2005. Biocurex’s Non-Qualified Stock Option Plan has not been approved by Biocurex’s shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options [a]	Weighted-Average Exercise Price of of Outstanding Options [b]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [c]

Non-Qualified Stock	2,575,000	$0.06	3,761,056
Option Plan

Subsequent to December 31, 2005 options to purchase 515,000 shares of common stock were granted pursuant to the Non-Qualified Stock Option Plan.

The following table shows, as of March 15, 2006, the number of stock options and stock bonuses granted by Biocurex pursuant to the Plans. Each option represents the right to purchase one share of Biocurex's common stock.

Name of Plan	Total Shares Reserved Under Plans	Options Granted	Options Exercised	Shares Issued As Stock Bonus	Remaining Options/Shares Under Plans

Non-Qualified Stock
Option Plan	12,500,000	9,053,944	5,747,944	N/A	3,246,056

Stock Bonus Plan	5,500,000	N/A	N/A	1,582,670	3,917,330

The following table summarizes the options and stock bonuses exercised by Biocurex's officers, directors, employees and consultants pursuant to the Plans, as well as outstanding options, as of March 15, 2006.

Non-Qualified Stock Options

Name	Options Granted	Exercise Price	Expiration Date (2)	Options Exercised as of January 31, 2005
Ricardo Moro	500,000	$0.07 (1)	11/1/2004	500,000
Gerald Wittenberg	500,000	$0.07 (1)	11/1/2004	500,000
Phil Gold	130,000	$0.07 (1)	11/1/2004	130,000
Ricardo Moro	800,000	$0.001 (4)	8/31/2008	150,000
Gerald Wittenberg	800,000	$0.001 (4)	8/31/2008	150,000
Phil Gold	150,000	$0.001 (4)	8/31/2008	150,000
Ricardo Moro	650,000	$0.001 (4)	3/31/2009	200,000
Gerald Wittenberg	650,000	$0.001 (4)	3/31/2009	200,000
Phil Gold	150,000	$0.001 (4)	3/31/2009	150,000
Ricardo Moro	225,000	$0.001 (4)	1/31/2009	--
Gerald Wittenberg	225,000	$0.001 (4)	1/31/2009	--
Phil Gold	50,000	$0.001 (4)	1/31/2009	--
Ricardo Moro	230,000	$0.001 (4)	2/28/2010	--
Gerald Wittenberg	230,000	$0.001 (4)	2/28/2010	--
Phil Gold	55,000	$0.001 (4)	2/28/2010	--
Other employees and consultants:	3,708,944	(5)	various dates prior to 3/31/2009	3,617,944

(1)
On December 5, 2002 Biocurex’s Board of Directors approved a resolution lowering the exercise price of these options from $1.00 to $0.07. Biocurex’s directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of Biocurex’s common stock on the repricing date and as a result the options no longer served as an effective incentive to the holders of the options

(2)	The options may expire on earlier dates as the result of the termination of the option holder’s employment or other association with Biocurex.
(4)	The exercise price of these options was set at below market value to compensate Dr. Moro, Dr. Wittenberg and Dr. Gold for services provided to Biocurex.
(5)	Exercise prices vary between $0.07 and $0.75 per share.

Stock Bonuses

As of March 15, 2006 Biocurex had issued shares of its common stock pursuant to its Stock Bonus plan to the following persons:

Name	Date	Shares

Former employee and consultants	various	1,582,670

Warrants

Separate from its Non-Qualified Stock Option Plan, Biocurex has granted warrants to the following officers and directors:

Name	Shares Issuable Upon Exercise of Warrants	Exercise Price	Expiration Date

Dr. Gerald Wittenberg	252,278	$0.05	12/31/06
Dr. Gerald Wittenberg	1,275,000	$0.08	01/15/08

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2005, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex’s common stock (ii) each officer and director of Biocurex (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class

Dr. Ricardo Moro	1,805,000	5.09%
1007-1625 West 13th Avenue
Vancouver, British Columbia
Canada V6J 2E9

Dr. Gerald Wittenberg	3,332,278	9.39%
6857 Churchill Street
Vancouver, British Columbia
Canada V6P 5B4

Dr. Phil Gold	105,000	0.30%
3225 The Boulevard
Westmount, Quebec
Canada H3Y 1S4

All Officers and Directors	5,242,278	14.77%
as a Group (3 persons)

(1)	Includes shares issuable upon the exercise of options granted to the following persons, all of which are presently exercisable.

Name	Shares Issuable Upon Exercise of Options	Option Exercise Price

Dr. Ricardo Moro	1,555,000	$0.001
Dr. Gerald Wittenberg	252,278	$0.05
Dr. Gerald Wittenberg	1,275,000	$0.08
Dr. Gerald Wittenberg	1,555,000	$0.001
Dr. Phil Gold	105,000	$0.001

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2000, Biocurex was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000 Biocurex owned one thoroughbred horse and had 2,525,000 outstanding shares of common stock. The officers and directors of Biocurex at that time were Kevin B. Halter, Kevin B. Halter Jr., and Pam J. Halter. The Halter’s collectively owned 1,900,000 shares of Biocurex’s common stock. During the year ended December 31, 2001, Biocurex transferred the thoroughbred horse, having a net book value of $13,128, to the Halter’s as payment in full on the advances given to Biocurex totaling $72,303. The difference of $59,175 was recorded as a contribution to capital.

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

On March 1, 2001, Biocurex’s Board of Directors declared a 13-for-1 forward stock split.

As a result of this forward split, Mr. Martinelli owned 24,600,004 shares of common stock and Biocurex’s capitalization increased to 32,825,026 outstanding shares of common stock.

On March 25, 2001, Biocurex acquired the following assets from Pacific Biosciences Research Centre, formerly named Curex Technologies Inc., in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869, which were payable by Pacific Biosciences to various third parties:

•	Patents
•	Proprietary technology
•	Cash in the amount of $129,032
•	A 51% interest in Biolargo.

Dr. Ricardo Moro was at the time of this acquisition and at present is, the president and sole shareholder of Pacific Biosciences.

On April 20, 2001, Mr. Martinelli, as Biocurex’s sole director, appointed Dr. Ricardo Moro, Dr. Gerald Wittenberg and Dr. Phil Gold as directors. Following these appointments, Mr. Martinelli resigned as an officer and a director.

In March 2001, Mr. Martinelli returned 24,600,004 shares of common stock to Biocurex for cancellation.

In May 2001, Biocurex issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which Biocurex assumed in connection with the acquisition of assets from Pacific Biosciences Research Centre. Dr. Wittenberg received 519,270 of these shares.

Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro. See “Business - Research and Development” for information concerning amounts billed to Biocurex by Pacific BioSciences Research Centre. As of December 31, 2005 Biocurex owed Pacific BioScience Research Centre $337,610 for research and administrative expenses paid by Pacific Bioscience Research Centre on behalf of Biocurex.

Prior to December 31, 2003 Dr. Gerald Wittenberg had, through a series of advances, loaned Biocurex $143,089. The loans from Dr. Wittenberg bore interest at 11% per year, were unsecured and were due on demand. Biocurex repaid the $143,089 owed to Dr. Wittenberg during 2004. However, as of December 31, 2005 Biocurex owed Dr. Wittenberg accrued interest of $74,009 in connection with the loan.

On December 18, 2001, Dr. Wittenberg was issued warrants to purchase 252,278 shares of Biocurex’s common stock at $0.50 per share. These warrants, which expire on December 31, 2006, were issued as additional consideration for advances made by Dr. Gerald Wittenberg to Biocurex. On December 5, 2002, Biocurex’s Board of Directors approved a resolution lowering the exercise price of these warrants from $0.50 to $0.05. In January 2003 Dr. Wittenberg was issued a warrant to purchase 1,275,000 shares of Biocurex’s common stock at a price of $0.08 per share. This warrant expires on January 15, 2008.

At December 31, 2002 Biocurex owed Dr. Moro-Vidal and Dr. Wittenberg $54,000 each for accrued compensation. In March 2003 Dr. Moro-Vidal and Dr. Wittenberg each applied $35,000 of the amount owed to them by Biocurex toward the exercise price of options to purchase 500,000 shares of Biocurex’s common stock. In March 2003 Biocurex issued Dr. Moro-Vidal and Dr. Wittenberg 250,000 shares each in payment of $12,000 of accrued compensation.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit Name	Page Number

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Biocurex’s Registration Statement on Form 10-SB.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-SB.

4.1	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4.1 of Biocurex’s Registration Statement on Form S-8 (Commission File No. 333-103259).

4.2	Stock Bonus Plan	Incorporated by reference to Exhibit 4.2 of Biocurex’s Registration Statement on Form S-8 (Commission File No. 333-103529).

10.1	Asset Purchase Agreement relating to the acquisition of Lagostar Trading S.A.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated February 20, 2001.

10.2	Asset Purchase Agreement with Curex Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to Biocurex’s report on From 10-KSB for the year ended December 31, 2001.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), served as Biocurex’s independent public accountants for the fiscal year ended December 31, 2005 and 2004.

The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2005 and December 31, 2004 by Manning Elliott.

	2005	2004

Audit Fees	$26,500	$21,500
Audit Related Fees	--	--
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of Biocurex’s annual financial statements and the reviews of the financial statements included in Biocurex’s 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex’s Directors.

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

INDEX

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4 - F-5

Statement of Stockholders’ Deficit	F-6 - F-10

Notes to the Financial Statements	F-11 - F-27

Index

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Whispering Oaks International, Inc. (dba Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. (dba Biocurex, Inc.) as of December 31, 2005 and 2004, and the related statements of operations, cash flows and stockholders' deficit for the years ended December 31, 2005 and 2004 and accumulated for the period from January 1, 2001 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. (dba Biocurex, Inc.) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and accumulated for the period from January 1, 2001 to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 23, 2006

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
(Expressed in U.S. dollars)

BALANCE SHEETS

ASSETS	December 31, 2005	December 31, 2004
	$	$
Current Assets:
Cash	252,177	94,479
Investment securities (Note 3)	366,000	384,000
Prepaid expenses	4,711	10,000
Notes receivable, net of allowance for doubtful accounts of $65,298 and $51,298, respectively (Note 4)	43,770	100,542
Total Current Assets	666,658	589,021

Patents (Note 5)	276,802	233,840

Total Assets	943,460	822,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	322,217	106,557
Accrued liabilities	75,679	39,108
Due to related parties (Note 6)	420,819	473,426
Convertible notes payable (Note 7)	333,373	476,743
Total Current Liabilities	1,152,088	1,095,834

Commitments and Contingencies (Notes 1 and 11)

Stockholders' Deficit
Common stock, $0.001 par value; 125,000,000 shares Authorized; 34,065,437 and 30,764,307 issued and outstanding, respectively	34,065	30,764
Additional paid-in capital	7,099,095	5,527,599
Common stock subscribed	85,962	-
Stock subscriptions receivable	-	(150,682)
Deferred compensation	-	(26,834)
Accumulated other comprehensive income	204,000	222,000
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(7,517,575)	(5,761,645)
Total Stockholders' Deficit	(208,628)	(272,973)

Total Liabilities and Stockholders' Deficit	943,460	822,861

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
(Expressed in U.S. dollars)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Accumulated During Development Stage January 1, 2001 to December 31,
	2005	2004	2005
	$	$	$

Revenue	200,000	209,006	414,456

Operating Expenses
Amortization	29,041	16,650	86,080
General and administrative (Note 6(b))	802,513	511,940	2,199,218
Professional and consulting fees	584,498	541,237	3,415,057
Research and development (Note 6(b))	445,260	470,400	1,829,560
Total Operating Expenses	1,861,312	1,540,227	7,529,915

Loss From Operations	(1,661,312)	(1,331,221)	(7,115,459)

Other Income (Expense)
Gain on extinguishments of convertible debt	-	-	33,584
Gain on sale of equity investment	-	-	89,533
Interest expense	(105,033)	(44,418)	(835,452)
Interest income	10,415	2,659	343,694
Loss on issuance of shares	-	(33,475)	(33,475)
Total Other Income (Expense)	(94,618)	(75,234)	(402,116)

Net loss	(1,755,930)	(1,406,455)	(7,517,575)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on investment securities	(18,000)	174,000	204,000

Total Comprehensive Loss	(1,773,930)	(1,232,455)	(7,313,575)

Net Loss Per Share - Basic and Diluted	(0.05)	(0.05)

Weighted Average Shares Outstanding	34,763,000	27,613,000

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
(Expressed in U.S. dollars)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Accumulated During Development Stage January 1, 2001 to December 31,
	2005	2004	2005
	$	$	$
Operating Activities:
Net loss	(1,755,930)	(1,406,455)	(7,517,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	29,041	16,650	86,080
Amortization of deferred compensation	26,834	106,499	275,000
Stock-based compensation expense	836,566	731,756	2,948,534
Discount on convertible debentures and due to related parties	-	-	736,542
Variable accounting for equity instruments	-	-	(458,110)
Gain on extinguishments of debt	-	-	(33,584)
Gain on sale of investment	-	-	(194,607)
Allowance for (recovery of) for uncollectible notes receivables	13,398	(50,000)	65,298
Changes in operating assets and liabilities:
Increase in accrued interest on notes receivable	(6,296)	-	(6,296)
(Increase) decrease in prepaid expenses	5,289	(10,000)	(4,711)
Increase (decrease) in accounts payable	215,660	(10,644)	769,861
Increase in accrued liabilities	36,571	23,837	75,679
Decrease in deferred revenue	-	(162,000)	(162,000)
Increase in subscriptions receivable	-	(100,682)	(100,682)
Net Cash Used in Operating Activities	(598,867)	(861,039)	(3,520,571)
Investing Activities:
Issuance of notes receivable	-	(95,885)	(100,542)
Proceeds from notes receivable	93,440	-	93,440
Patent costs	(72,003)	(42,858)	(158,414)
Proceeds from sale of investment	-	-	230,666
Net Cash Provided by (Used in) Investing Activities Financing Activities:	21,437	(138,743)	65,150
Increase (decrease) in due to related parties	(52,607)	(99,242)	486,969
Proceeds from convertible notes payable	-	-	639,743
Repayment of convertible notes payable	-	-	(53,000)
Proceeds from private placements of common stock and shares subscriptions received	454,594	594,682	1,348,272
Proceeds from the exercise of stock options and warrants	333,141	465,472	1,043,063
Net Cash Provided by Financing Activities	735,128	960,912	3,465,047
Net Increase (Decrease) in Cash	157,698	(38,870)	9,626
Cash, Beginning of Year	94,479	133,349	242,551
Cash, End of Year	252,177	94,479	252,177

Supplemental Disclosures
Interest paid	-	-	779
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
(Expressed in U.S. dollars)

STATEMENTS OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:
1)
In February 2005, the Company issued 70,643 common shares at $0.001 per share pursuant to the exercise of 139,474 warrants by a note holder. The method of payment was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 common shares at a conversion price of $0.15 per share.

2)	In February 2005, the Company issued 209,000 shares to employees for the exercise of their stock options by the issuance of notes receivable totaling $125,400.
3)	In July 2004, the Company issued 200,000 shares of common stock in settlement of services provided of $169,642 and services to be provided of $12,358.
4)	In February 2004, the Company issued 142,928 common shares in settlement of accounts payable totaling $31,444.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Expressed in U.S. dollars)

			Additional	Common	Stock		Other		Deficit Accumulated During the
	Common Stock		Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	Deficit
	#	$	$	$	$	$	$	$	$	$
Balance at January 1, 2001	8,225,022	8,225	46,775	-	-	-	-	(114,175)	-	(59,175)
Capital contributed relating to the forgiveness of advances payable (February 2001)	-	-	59,175	-	-	-	-	-	-	59,175
Issuance of common stock at $2.00 per share for patents and intellectual properties (February 2001)	1,950,000	1,950	(1,950)	-	-	-	-	-	-	-
Issuance of common stock at $1.51 per share in settlement of convertible notes payable (May 2001)	1,544,404	1,545	464,616	-	-	-	-	-	-	466,161
Issuance of common stock for cash: October 2001 - $1.25 per share	52,000	52	65,000	-	-	-	-	-	-	65,052
December 2001 - $0.97 per share	32,260	32	31,406	-	-	-	-	-	-	31,438
Issuance of common stock at $2.00 per share for services rendered (December 2001)	11,000	11	21,989	-	-	-	-	-	-	22,000
Issuance of warrants	-	-	175,000	-	-	-	-	-	-	175,000
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	28,213	-	-	28,213
Net loss for the year	-	-	-	-	-	-	-	-	(1,089,464)	(1,089,464)
Balance at December 31, 2001	11,814,686	11,815	862,011	-	-	-	28,213	(114,175)	(1,089,464)	(301,600)
Issuance of common stock at $0.75 per share (January 2002)	105,313	105	78,880	-	-	-	-	-	-	78,985
Issuance of common stock at $0.10 per share to settle convertible notes payable (December 2002)	1,100,000	1,100	108,900	-	-	-	-	-	-	110,000
Issuance of common stock for services rendered
April 2002 - $0.64 per share	77,149	77	49,062	-	-	-	-	-	-	49,139
July 2002 - $1.25 per share	7,400	8	9,207	-	-	-	-	-	-	9,215
Issuance of common stock for consulting services at $0.05 per share (November 2002)	2,300,000	2,300	112,700	-	-	(115,000)	-	-	-	-
Issuance of common stock to settle accounts payable at $0.08 per share (December 2002)	929,244	929	74,181	-	-	-	-	-	-	75,110
Fair value of stock options granted	-	-	21,042	-	-	-	-	-	-	21,042
Fair value of warrants issued	-	-	207,188	-	-	-	-	-	-	207,188
Reclassification of warrants and options to liability	-	-	(529,785)	-	-	-	-	-	-	(529,785)
Reclassification of warrant liability to equity	-	-	71,675	-	-	-	-	-	-	71,675
Beneficial conversion feature of convertible debt	-	-	99,800	-	-	-	-	-	-	99,800
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	(28,213)	-	-	(28,213)
Net loss for the year	-	-	-	-	-	-	-	-	(646,771)	(646,771)
Balance - December 31, 2002	16,333,792	16,334	1,164,861	-	-	(115,000)	-	(114,175)	(1,736,235)	(784,215)

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Expressed in U.S. dollars)

			Additional	Common	Stock		Other		Deficit Accumulated During the
	Common Stock		Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	Deficit
	#	$	$	$	$	$	$	$	$	$

Carryforward Balance - December 31, 2002	16,333,792	16,334	1,164,861	-	-	(115,000)	-	(114,175)	(1,736,235)	(784,215)
Issuance of common stock to settle debt
March 2003 - $0.13 per share	1,225,000	1,225	154,775	-	-	-	-	-	-	156,000
April 2003 - $0.17 per share	300,000	300	50,700	-	-	-	-	-	-	51,000
July 2003 - $0.19 per share	353,000	353	66,718	-	-	-	-	-	-	67,071
October 2003 - $0.24 per share	300,000	300	71,581	-	-	-	-	-	-	71,881
Issuance of common stock for cash
January 2003 - $0.07 per share	900,543	900	62,137	-	-	-	-	-	-	63,037
November 2003 - $0.21 per share	288,095	288	60,195	-	-	-	-	-	-	60,483
Issuance of common stock pursuant to exercise of stock options
March 2003 - $0.07 per share	1,560,000	1,560	107,640	-	-	-	-	-	-	109,200
May 2003 - $0.16 per share	1,000,000	1,000	159,000	-	-	-	-	-	-	160,000
June 2003 - $0.17 per share	305,822	306	51,594	-	-	-	-	-	-	51,900
November 2003 - $0.001 per share	450,000	450	-	-	-	-	-	-	-	450
March 2003 - $0.07 per share	135,000	135	9,315	-	-	-	-	-	-	9,450
June 2003 - $0.17 per share	294,118	294	49,706	-	-	-	-	-	-	50,000
October 2003 - $0.18 per share	277,777	278	49,722	-	-	-	-	-	-	50,000
November 2003 - $0.24 per share	104,167	104	24,896	-	-	-	-	-	-	25,000
Issuance of common stock for services
March 2003 - $0.40 per share	156,250	156	62,344	-	-	-	-	-	-	62,500
October 2003 - $0.16 per share	1,000,000	1,000	159,000	-	-	(160,000)	-	-	-	-
Fair value of stock options granted	-	-	841,349	-	-	-	-	-	-	841,349
Amortization of deferred compensation	-	-	-	-	-	141,667	-	-	-	141,667
Fair value of warrants issued	-	-	274,601	-	-	-	-	-	-	274,601
Fair value of beneficial conversion feature related to convertible notes	-	-	255,142	-	-	-	-	-	-	255,142
Fair value of warrants issued for loan provided	-	-	99,778	-	-	-	-	-	-	99,778
Reacquisition value of beneficial conversion feature	-	-	(33,584)	-	-	-	-	-	-	(33,584)
Unrealized gain on investment securities	-	-	-	-	-	-	48,000	-	-	48,000
Net loss for the year	-	-	-	-	-	-	-	-	(2,618,955)	(2,618,955)
Balance - December 31, 2003	24,983,564	24,983	3,741,470	-	-	(133,333)	48,000	(114,175)	(4,355,190)	(788,245)

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Expressed in U.S. dollars)

			Additional	Common	Stock		Other		Deficit Accumulated During the
	Common Stock		Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	Deficit
	#	$	$	$	$	$	$	$	$	$
Carrryforward Balance - December 31, 2003	24,983,564	24,983	3,741,470	-	-	(133,333)	48,000	(114,175)	(4,355,190)	(788,245)
Issuance of common stock for cash
January 2004- $0.19 per share	100,000	100	18,900	-	-	-	-	-	-	19,000
March 2004 - $0.15 per share	633,334	633	94,367	-	-	-	-	-	-	95,000
March 2004 - $0.19 per share	315,790	316	59,684	-	-	-	-	-	-	60,000
July 2004 - $0.50 per share	500,000	500	249,500	-	-	-	-	-	-	250,000
July 2004 - $0.60 per share	33,333	33	19,967	-	-	-	-	-	-	20,000
Dec 2004 - $0.47 per share	320,600	321	150,361	-	(150,682)	-	-	-	-	-
Issuance of common stock for services
February 2004 - $0.22 per share	142,928	143	31,301	-	-	-	-	-	-	31,444
March 2004 - $0.23 per share	25,000	25	5,725	-	-	-	-	-	-	5,750
July 2004 - $0.91 per share	200,000	200	181,800	-	-	-	-	-	-	182,000
October 2004 - $0.72 per share	60,000	60	43,140	-	-	-	-	-	-	43,200
December 2004 - $0.63 per share	79,616	80	50,078	-	-	-	-	-	-	50,158
Issuance of common stock pursuant to the exercise of stock options for cash
March 2004 - $0.14 per share	40,000	40	5,560	-	-	-	-	-	-	5,600
March 2004 - $0.22 per share	200,000	200	43,800	-	-	-	-	-	-	44,000
April 2004 - $0.14 per share	65,000	65	9,035	-	-	-	-	-	-	9,100
April 2004 - $0.001 per share	150,000	150	-	-	-	-	-	-	-	150
July 2004 - $0.14 per share	125,000	125	17,375	-	-	-	-	-	-	17,500
July 2004 - $0.07 per share	25,000	25	1,725	-	-	-	-	-	-	1,725
July 2004 - $0.001 per share	200,000	200		-	-	-	-	-	-	200
September 2004 - $0.07 per share	20,000	20	1,380	-	-	-	-	-	-	1,400
October 2004 - $0.73 per share	128,000	128	93,312	-	-	-	-	-	-	93,440
Fair value of stock options granted	-	-	419,204	-	-	-	-	-	-	419,204
Issuance of common stock pursuant to the exercise of warrants for cash
June 2004 - $0.07 per share	628,571	629	43,371	-	-	-	-	-	-	44,000
June 2004 - $0.19 per share	105,263	105	19,895	-	-	-	-	-	-	20,000
July 2004 - $0.05 per share	30,000	30	1,470	-	-	-	-	-	-	1,500
July 2004 - $0.30 per share	153,945	154	46,030	-	-	-	-	-	-	46,184
August 2004 - $0.21 per share	338,095	338	70,662	-	-	-	-	-	-	71,000
September 2004 - $0.07 per share	271,972	272	18,766	-	-	-	-	-	-	19,038
September 2004 - $0.001 per share	200,000	200	-	-	-	-	-	-	-	200

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Expressed in U.S. dollars)

			Additional	Common	Stock		Other		Deficit Accumulated During the
	Common Stock		Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	Deficit
	#	$	$	$	$	$	$	$	$	$
Issuance of common stock pursuant to the exercise of warrants for cash
December 2004 - $0.08 per share	145,683	146	11,509	-	-	-	-	-	-	11,655
December 2004 - $0.05 per share	337,313	337	16,528	-	-	-	-	-	-	16,865
December 2004 - $0.30 per share	206,300	206	61,684	-	-	-	-	-	-	61,890
Amortization of deferred compensation	-	-	-	-	-	106,499	-	-	-	106,499
Unrealized gain on investment securities	-	-	-	-	-	-	174,000	-	-	174,000
Net loss for the year	-	-	-	-	-	-	-	-	(1,406,455)	(1,406,455)
Balance - December 31, 2004	30,764,307	30,764	5,527,599	-	(150,682)	(26,834)	222,000	(114,175)	(5,761,645)	(272,973)
Issuance of common stock for services
February 2005 - $0.71 per share	15,492	15	10,985	-	-	-	-	-	-	11,000
March 2005 - $0.90 per share	30,000	30	26,970	-	-	-	-	-	-	27,000
May 2005 - $1.26 per share	15,000	15	18,885	-	-	-	-	-	-	18,900
July 2005 - $1.00 per share	70,000	70	72,930	-	-	-	-	-	-	73,000
December 2005 - $0.89 per share	25,000	25	22,225	-	-	-	-	-	-	22,250
Issuance of common stock for Cash
May 2005 - $1.00 per share	25,000	25	24,975	-	-	-	-	-	-	25,000
June 2005 - $1.00 per share	135,000	135	134,865	-	-	-	-	-	-	135,000
June 2005 - $1.10 per share	4,545	5	4,995	-	-	-	-	-	-	5,000
Issuance of common stock pursuant to the exercise of stock options for notes receivable
February 2005 - $0.60 per share	209,000	209	125,191	-	-	-	-	-	-	125,400
April 2005 - $0.60 per share	5,000	5	7,495	-	-	-	-	-	-	7,500
Fair value of stock options granted	-	-	384,500	-	-	-	-	-	-	384,500
Issuance of common stock pursuant to the exercise of stock options for cash
March 2005 - $0.001 per share	1,750,000	1,750	-	-	-	-	-	-	-	1,750
March 2005 - $0.07 per share	25,000	25	1,725	-	-	-	-	-	-	1,750
December 2005 - $0.001 per share (cancellation)	(1,750,000)	(1,750)	-	-	-	-	-	-	-	(1,750)
Issuance of common stock pursuant to the exercise of warrants for cash
January 2005 - $0.30 per share	26,305	26	7,865	-	-	-	-	-	-	7,891
January 2005 - $0.38 per share	65,789	66	24,934	-	-	-	-	-	-	25,000
March 2005 - $0.21 per share	50,000	50	10,450	-	-	-	-	-	-	10,500
March 2005 - $0.001 per share	450,000	450	-	-	-	-	-	-	-	450
June 2005 - $0.21 per share	682,714	683	142,687	-	-	-	-	-	-	143,370

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(DBA BIOCUREX, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
(Expressed in U.S. dollars)

			Additional	Common	Stock		Other		Deficit Accumulated During the
	Common Stock		Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	Deficit
	#	$	$	$	$	$	$	$	$	$
Issuance of common stock pursuant to the exercise of warrants for cash
June 2005 - $0.10 per share	600,000	600	59,400	-	-	-	-	-	-	60,000
August 2005 - $0.75 per share	77,266	77	57,873	-	-	-	-	-	-	57,950
December 2005 - $0.001 per share (cancellation)	(450,000)	(450)	-	-	-	-	-	-	-	(450)
Issuance of common stock pursuant to the cashless exercise of warrants
February 2005 (139,474 warrants)	70,643	71	(71)	-	-	-	-	-	-	-
March 2005 (272,903 warrants)	213,576	213	(213)	-	-	-	-	-	-	-
Issuance of common stock pursuant to the conversion of notes payable
February 2005	955,800	956	142,414	-	-	-	-	-	-	143,370
February 2005, fair value of warrants issued on conversion of note payable	-	-	67,829	-	-	-	-	-	-	67,829
December 2005, fair value of warrants issued for services	-	-	222,587	-	-	-	-	-	-	222,587
Proceeds from stock subscriptions receivable	-	-	-	-	150,682	-	-	-	-	150,682
Proceeds from common shares subscribed pursuant to warrants exercised	-	-	-	85,962	-	-	-	-	-	85,962
Amortization of deferred compensation	-	-	-	-	-	26,834	-	-	-	26,834
Unrealized loss on investment securities	-	-	-	-	-	-	(18,000)	-	-	(18,000)
Net loss for the year	-	-	-	-	-	-	-	-	(1,755,930)	(1,755,930)
Balance - December 31, 2005	34,065,437	34,065	7,099,095	85,962	-	-	204,000	(114,175)	(7,517,575)	(208,628)

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the “Company”) was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of December 31, 2005 the Company has a working capital deficiency of $485,430 and accumulated losses of $7,517,575 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue consists of license fees related to the licensing of its RECAF™ technology. Currently, there is one license agreement.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Financial Instruments/Concentrations

The fair values of cash, investment securities, notes receivable, accounts payable, accrued liabilities, due to related parties and convertible notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

For the year ended December 31, 2005, revenue from one customer represented 100% of total revenue. For the year ended December 31, 2004, revenue from a different customer represented 100% of total revenue.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2005 and 2004, the Company’s only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic earnings per share and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2005 and 2004, the Company had approximately 12,782,000 and 16,000,000, respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

Stock-based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, the Company does not recognize compensation expense related to options issued under the Company’s employee stock options plans, unless the option is granted at a price below market price on the date of grant.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 123, “Accounting for Stock-based Compensation”, established a fair value based method of accounting for stock-based awards. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made using the fair value method, for which the Company uses the Black-Scholes options-pricing model.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

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

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,”, amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

During the year, the Company granted 672,000 stock options at a weighted average grant date fair value of $0.68 per option.

The fair value of the stock options granted during the years ended December 31, 2005 and 2004 were measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	3.27%	2.23%
Expected volatility	130%	183%
Expected option life (in years)	1.3	3.0

Included in the 672,000 stock options granted during the year are 500,000 stock options granted to directors at an exercise price of $0.001 per share. The intrinsic value of $384,500 was charged to operations in accordance with APB 25.

The following table illustrates the effect on net loss per share as if the fair value had been applied to all outstanding and vested awards in each period:

	Years Ended December 31,
	2005 $	2004 $
Net loss - as reported	(1,755,930)	(1,406,455)
Add: Stock-based employee compensation included in net loss - as reported	384,500	739,929
Deduct: Stock-based employee compensation determined under the fair value method	(410,218)	(860,347)
Pro forma net loss	(1,781,648)	(1,526,873)
Basic and diluted loss per share:
As reported	(0.05)	(0.05)
Pro forma	(0.05)	(0.06)

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.	INVESTMENT SECURITIES

In November 2002, the Company entered into a licensing agreement (“the Agreement”) with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party’s publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as “available for sale” in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2004 the value of these shares was $384,000 and the unrealized gain of $174,000 was recorded as comprehensive income for the year ended December 31, 2004. As of December 31, 2005 the value of these shares was $366,000 and the unrealized loss of $18,000 was recorded as comprehensive loss for the year ended December 31, 2005. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party’s publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the shares are received.

4.	NOTES RECEIVABLE

a)	In August and September 2005, the Company received $67,103 and $5,527, respectively, from various employees for the repayment of their note receivables.

b)
In April 2005, a total of 5,000 common shares were issued pursuant to stock options exercised in exchange for a $3,000 non-interest bearing and unsecured note receivable, which is repayable in full within seven days’ notice of demand.

c)	In April 2005, the Company received $12,000 from an employee for the repayment of a note receivable.

d)
In February 2005, a total of 209,000 common shares were issued pursuant to stock options exercised in exchange for $125,400 in non-interest bearing and unsecured notes receivable, which are repayable in full within seven days’ notice of demand.

e)
In October 2004, a total of $128,000 common shares were issued pursuant to stock options exercised in exchange for a $93,440 non-interest bearing and unsecured note receivable, which is repayable in full within seven days’ notice of demand. In February 2005, the Company received the $93,440 note receivable in full.

5.	PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. Patent costs of $72,003 and $42,858 were capitalized during the years ended December 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

5.	PATENTS (continued)

A schedule of the patents is as follows:

	December 31,
	2005 $	2004 $
Patents	362,882	290,879
Less: accumulated amortization	(86,080)	(57,039)
Net carrying value	276,802	233,840

Amortization expense totaled $29,041 and $16,650 for the years ended December 31, 2005 and 2004, respectively.

The estimated future amortization expense is as follows:

$
2006	20,245
2007	20,245
2008	20,245
2009	20,245
2010	20,245
Thereafter	175,577
276,802

6.	RELATED PARTY TRANSACTIONS/BALANCES

	December 31, 2005 $	December 31, 2004 $
a) Due to an officer - interest	74,009	74,009
b) Due to Pacific BioSciences Research Centre Inc.	337,610	384,984
c) Due to officers	9,200	14,433
	420,819	473,426

a)
The Company received advances from an officer of the Company that were unsecured, bore interest at 11% and are due on demand. During fiscal 2004, the Company repaid the advances totalling $143,089. Accrued interest of $74,009 accrued to the repayment date remains outstanding as of December 31, 2005.

b)
The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the President of the Company. During the years ended December 31, 2005 and 2004, Pacific performed research and development for the Company valued at $445,260 and $470,400, respectively.

Pacific also provided general and administrative services during the years ended December 31, 2005 and 2004, valued at $159,774 and $99,100, respectively. Included in these amounts were rent expense of 52,730 and 47,902, respectively. During the year ended December 31, 2005, Pacific charged interest of $19,778 (2004 - $12,576), calculated at prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

c)	The amounts owing to officers are unsecured, non-interest bearing and due on demand.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

7.	CONVERTIBLE NOTES PAYABLE

The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of two years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature was calculated under EITF 00-27, and equaled $255,142. Due to the notes being due on demand, the discount was expensed in fiscal 2003. The convertibility feature expires five years after the date of the Agreement.

In February 2005, a note in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. If all remaining notes were converted, the Company would be obligated to issue warrants which would allow the holders to purchase 2,243,549 additional common shares. In accordance with EITF 00-27, the Company recognized $67,829 for the fair value of the warrants as interest expense.

8.	COMMON STOCK

For the year ended December 31, 2005:

a)	In December 2005, the Company received subscriptions of $19,712 for 394,244 shares of common stock at $0.05 per share pursuant to the exercise of warrants.

b)	In December 2005, the Company received subscriptions of $50,000 for 500,000 shares of common stock at $0.10 per share pursuant to the exercise of warrants.

c)	In December 2005, the Company received subscriptions of $16,250 for 325,000 shares of common stock at $0.05 per share pursuant to the exercise of warrants.

d)	In December 2005, the Company issued 25,000 shares of common stock for consulting services at a fair value of $22,250.

e)	In December 2005, two directors cancelled 1,750,000 options to purchase the Company’s common stock for $1,750.

f)	In December 2005, a director cancelled 450,000 warrants to purchase the Company’s common stock for $450.

g)	In August 2005, the Company issued 77,266 shares of common stock at $0.75 per share for proceeds of $57,950.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

8.	COMMON STOCK (continued)

For the year ended December 31, 2005: (continued)

h)	In July 2005, the Company issued 20,000 shares of common stock for legal services received at a fair value of $23,000.

i)	In July 2005, the Company entered into a consulting and marketing service agreement for a period of ninety days. The Company issued 50,000 shares of common stock at a fair value of $50,000.

j)	In June 2005, the Company issued 600,000 shares of common stock at $0.10 per share pursuant to the exercise of warrants for proceeds of $60,000.

k)	In June 2005, the Company issued 4,545 shares of common stock for consulting services at a fair value of $5,000.

l)	In June 2005, the Company issued 135,000 shares of common stock at $1.00 per share for proceeds of $135,000.

m)	In May 2005, the Company issued 682,714 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $143,370.

n)	In May 2005, the Company issued 25,000 shares of common stock at $1.00 per share for proceeds of $25,000.

o)	In May 2005, the Company issued 15,000 shares of common stock at a fair value at $18,900 to an employee for a performance bonus.

p)	In April 2005, an employee exercised 5,000 options to purchase the Company’s common stock for $3,000. The Company received a note receivable for $3,000.

q)
In March 2005, the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant.

r)	In March 2005, two directors exercised 1,750,000 options to purchase the Company’s common stock for $1,750.

s)	In March 2005, a director exercised 450,000 warrants to purchase the Company’s common stock for $450.

t)	In March 2005, the Company issued 25,000 shares of common stock at $0.07 per share pursuant to the exercise of stock options for proceeds of $1,750.

u)	In March 2005, the Company issued 50,000 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $10,500.

v)	In March 2005, the Company issued 30,000 shares of common stock at a fair value of $27,000 for consulting services provided.

w)
In February 2005, the Company issued 209,000 shares of common stock to seven employees for the exercise of their options at their option price of $0.60. The Company received note receivables totaling $125,400.

x)	In February 2005, the Company issued 7,042 shares of common stock at a fair value of $5,000 for consulting services rendered by Pacific.

y)	In February 2005, the Company issued 8,450 shares of common stock at a fair value of $6,000 for consulting services received.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

8.	COMMON STOCK (continued)

For the year ended December 31, 2005: (continued)

z)
In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.

aa)	In January 2005, the Company issued 26,305 shares of common stock at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of warrants for total proceeds of $32,891.

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

e)
In July 2004, the Company sold 33,333 units at $0.60 per unit for proceeds of $20,000. Each unit consisted of one common share and one common share purchase warrant entitling a holder to acquire an additional common share at an exercise price of $1.04, expiring on July 31, 2006.

f)	In July 2004, the Company issued 200,000 shares of common stock at a fair value of $169,642 for services provided and for $12,358 of services (recorded as deferred compensation) to be provided.

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

j)	In March 2004, the Company issued 25,000 shares of the Company’s common stock to an employee at a fair value of $5,750.

k)	In February 2004, the Company issued 142,928 shares of common stock in settlement of accounts payable at a fair value of $31,444.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

8.	COMMON STOCK (continued)

For the year ended December 31, 2004: (continued)

l)	In January 2004, the Company sold 100,000 shares of common stock at $0.19 per share for cash proceeds of $19,000.

9.	STOCK WARRANTS

A summary of the changes in the Company’s stock warrants is presented below:

	Number	Weighted Average Exercise Price $

Balance, December 31, 2003	7,584,561	0.15
Issued	2,292,757	0.36
Reinstated	52,000	0.07
Exercised	(2,417,140)	0.12
Expired	(100,000)	0.50

Balance, December 31, 2004	7,412,178	0.22
Issued	1,564,466	0.67
Exercised	(3,056,429)	0.15
Expired	(200,000)	1.15

Balance, December 31, 2005	5,720,215	0.36

In September 2005, a total of 250,000 warrants were issued to a consultant at an exercise price of $0.01 per share expiring on September 8, 2008. The fair value of warrants of $222,587 was charged to operations. The fair value was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 3.59%, expected life of 1 year, expected volatility of 94.69% and no expected dividends. The grant date fair value of these warrants was $0.89 per warrant.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

9.	STOCK WARRANTS (continued)

As at December 31, 2005, the following stock purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

25,000	2.00	May 12, 2006
25,000	3.25	May 17, 2006
135,000	2.00	May 27, 2006
110,000	3.25	June 1, 2006
25,000	3.25	June 2, 2006
500,000	1.01	July 15, 2006
33,333	1.04	July 31, 2006
160,300	0.70	December 19, 2006
252,278	0.05	December 31, 2006
266,667	0.17	March 31, 2007
266,667	0.15	March 31, 2007
38,666	1.10	June 30, 2007
450,000	0.001	September 27, 2007
1,275,000	0.08	January 15, 2008
250,000	0.01	September 8, 2008
541,666	0.12	October 31, 2008
199,311	0.17	November 11, 2008
210,527	0.19	March 31, 2009
955,800	0.17	March 9, 2010

5,720,215

10.	STOCK OPTIONS

Non-Qualified Stock Option Plan

The Company’s Non-Qualified Stock Option Plan (the “Plan”) authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and can’t be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 3,761,056 available for future issuance as of December 31, 2005.

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 3,917,330 available for future issuance as of December 31, 2005.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

10.	STOCK OPTIONS (continued)

A summary of the changes in the Company’s stock options is presented below:

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Number of Shares	Weighted Average Exercise Price $	Number of Shares	Weighted Average Exercise Price $

Outstanding at beginning of year	2,137,000	0.07	1,715,000	0.03
Granted	672,000	0.26	2,275,000	0.14
Exercised	(234,000)	0.54	(953,000)	0.18
Forfeited	-	-	(250,000)	0.21
Options exchanged for warrants	-	-	(650,000)	0.001
Outstanding at end of year	2,575,000	0.06	2,137,000	0.07

Additional information regarding stock options as at December 31, 2005 is as follows:

	Outstanding			Exercisable
Exercise Prices $	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price $	Number of Shares	Weighted Average Exercise Price $
0.001	2,250,000	2.88	0.001	2,250,000	0.001
0.07	100,000	0.84	0.07	100,000	0.07
0.14	35,000	1.00	0.14	35,000	0.14
0.60	18,000	1.78	0.60	18,000	0.60
0.75	172,000	1.92	0.75	-	-
	2,575,000	2.70	0.06	2,403,000	0.01

11.	LEGAL PROCEEDINGS

In May 2004, a former consultant to the Company filed a civil action in the Ontario Superior Court of Justice against the Company and three of its directors. The former consultant was seeking 1,300,000 shares of common stock of the Company and $80,000 in payment of consulting services purported to be rendered. On November 24, 2004, the action was dismissed and there is no outstanding claim against the Company.

In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

The accompanying notes are an integral part of these financial statements

Index

WHISPERING OAKS INTERNATIONAL, INC.
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US dollars)

12.	INCOME TAXES

At December 31, 2005 and 2004, the Company had net operating losses to carry forward totaling approximately $5,755,000 and $4,862,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company’s ability to generate taxable income during the carry forward period through to 2025.

The reconciliation of the Company’s effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2005 and 2004.

	2005	2004
Federal income tax rate	(35%)	(35%)
Effect of valuation allowance	35%	35%
Effective income tax rate	0%	0%

Any income subject to tax in Canada will be taxed at essentially the same rate as that in the United States.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carry forward that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005 $	2004 $
Net operating losses carried forward	2,014,000	1,702,000
Less: valuation allowance	(2,014,000)	(1,702,000)
Net deferred tax asset	-	-

For the year ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $312,000 and $199,000, respectively.

13.	SUBSEQUENT EVENTS

a)	In January 2006, the Company issued 206,250 shares of common stock for services at a fair value of $171,313.

b)	In January 2006, the Company issued 1,219,244 shares of common stock for common share subscriptions totaling $85,962 received in December 2005 pursuant to the exercise of warrants.

c)	In February 2006, the Company granted 515,000 stock options to three directors of the Company at an exercise price of $0.001 per share expiring on February 28, 2010.

d)	In February 2006, the Company issued 6,850 shares of common stock for consulting services at a fair value of $5,000.

The accompanying notes are an integral part of these financial statements

Index

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

Signature	Title	Date

Dr. Ricardo Moro	Director	March 29, 2006
Dr. Ricardo Moro

Dr. Gerald Wittenberg	Director	March 29, 2006
Dr. Gerald Wittenberg

Dr. Phil Gold	Director	March 29, 2006
Dr. Phil Gold