Form 10QSB
period 2006-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2006-05-12
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
             -----------------------------------------------------
              (address of principal executive offices) (Zip Code)


                                 (604) 207-9150
                          ----------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [X]         NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No      X
                  -----                        -------

As of May 10, 2006, the Company had 36,219,630 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                                 March 31, 2006
                                   (unaudited)



                                      INDEX




Balance Sheets                                                         F-1

Statements of Operations                                               F-2

Statements of Cash Flows                                               F-3

Notes to the Financial Statements                               F-4 - F-13

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS



                                                      March 31,         December 31,
ASSETS                                                  2006                2005
                                                          $                   $
                                                     (unaudited)
Current Assets

   Cash                                                 64,605            252,177
   Investment securities (Note 3)                      396,000            366,000
   Prepaid expenses                                      3,982              4,711
   Notes receivable, net of allowance
    for doubtful accounts of $67,147
    and $65,298, respectively (Note 4)                  43,770             43,770
                                                   ------------       ------------
Total Current Assets                                   508,357            666,658

Patents (Note 5)                                       271,741            276,802
                                                   ------------       ------------

Total Assets                                           780,098            943,460
                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                    198,649            322,217
   Accrued liabilities                                 125,223             75,679
   Due to related parties (Note 6)                     420,819            420,819
   Convertible notes payable (Note
   7)                                                  333,373            333,373
                                                   ------------       ------------
Total Current Liabilities                            1,078,064          1,152,088
                                                   ------------       ------------
Commitments and Contingencies (Notes 1 and 9)

Stockholders' Deficit

   Common stock, $0.001 par value; 125,000,000 shares
      authorized; 35,497,781 and 34,065,437
      shares issued and outstanding, respectively       35,497             34,065
   Additional paid-in capital                        7,725,269          7,099,095
   Common stock subscribed                                   -             85,962
   Accumulated other comprehensive income              234,000            204,000
   Accumulated deficit                                (114,175)          (114,175)
   Deficit accumulated during the development
   stage                                            (8,178,557)        (7,517,575)
                                                   ------------       ------------
Total Stockholders' Deficit                           (297,966)          (208,628)
                                                   ------------       ------------
Total Liabilities and Stockholders' Deficit            780,098            943,460
                                                   ============       ============



    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Accumulated
                                                                    During the
                                                                   Development
                                              Three Months            Stage
                                                  Ended          January 1, 2001
                                                March 31,          to March 31,
                                            2006         2005          2006
                                              $            $            $

Revenue                                          -            -         414,456
                                         ----------    ----------    -----------

Operating Expenses

    Amortization                              5,061        4,226         91,141
    General and administrative (Note
    6(b))                                   430,191      431,693      2,629,409
    Professional and consulting fees         80,121      103,009      3,495,178
    Research and development (Note 6(b))    120,975      118,300      1,950,535
                                         ----------    ----------    -----------

Total Operating Expenses                    636,348      657,228      8,166,263
                                         ----------    ----------    -----------

Loss From Operations                       (636,348)    (657,228)    (7,751,807)
                                         ----------    ----------    -----------

Other Income (Expense)

    Gain on extinguishments of
    convertible debt                              -            -         33,584
    Gain on sale of equity investment             -            -         89,533
    Interest expense                         (8,245)    (699,702)      (843,697)
    Interest income                           2,639        1,376        346,333
    Loss on issuance of shares              (19,028)           -        (52,503)
                                         ----------    ----------    -----------

    Total Other Income (Expense)            (24,634)    (698,326)      (426,750)
                                         ----------    ----------    -----------

Net Loss                                   (660,982)  (1,355,554)    (8,178,557)

Other Comprehensive Income (Loss)
    Unrealized gain (loss) on
    investment securities                    30,000      (84,000)       234,000
                                         ----------    ----------    -----------

Total Comprehensive Loss                   (630,982)  (1,439,554)    (7,944,557)
                                         ==========    ==========    ===========

Net Loss Per Share - Basic and Diluted       (0.02)       (0.04)
                                         ==========    ==========    ===========

Weighted Average Shares Outstanding      35,174,000   32,048,000
                                         ==========   ==========




    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                              2006        2005
                                                               $            $

Operating Activities:

Net loss                                                    (660,982)   (1,355,554)

Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization                                              5,061         4,226
     Amortization of deferred compensation                         -        24,226
 L   Loss on issuance of shares                               19,028             -
     Stock-based compensation expense                        375,457     1,114,087
     Allowance for uncollectible notes receivable                  -         8,478

Changes in operating assets and liabilities:

     Accrued interest on notes receivable                          -        (1,376)
     Prepaid expenses                                            729         1,667
     Accounts payable                                         23,591         3,974
     Accrued liabilities                                      49,544        32,223
                                                          ------------  ------------

Net Cash Used in Operating Activities                       (187,572)     (168,049)
                                                          ------------  ------------

Investing Activities:

     Proceeds from notes receivable                                -        93,440
     Patent costs                                                  -       (17,715)
                                                          ------------  ------------

Net Cash Provided by Investing Activities                          -        75,725
                                                          ------------  ------------

Financing Activities:

     Decrease in due to related parties                            -        (4,190)
     Proceeds from private placements of common stock and
     share subscriptions received                                  -       150,682
     Proceeds from the exercise of stock options and
     warrants                                                      -        45,141
                                                          ------------  ------------

Net Cash Provided by Financing Activities                          -       191,633
                                                          ------------  ------------

Net Increase (Decrease) in Cash                             (187,572)       99,309

Cash - Beginning of Period                                   252,177        94,479
                                                          ------------  ------------

Cash - End of Period                                          64,605       193,788
                                                          ============  ============
Non-cash Investing and Financing Activities:
  Shares issued to settle debt                               166,187             -
  Note receivable received for the exercise of employee
  stock options                                                    -      (125,400)
  Note payable converted into common shares                        -       143,370
                                                          ============  ============

Supplemental Disclosures:
  Interest paid                                                    -             -
  Income taxes                                                     -             -



    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at March 31, 2006, the Company has a working capital deficiency of $569,707 and accumulated loss of $8,178,557 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Foreign Currency Translation

   The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

   Revenue Recognition

   The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology. Currently, there is one license agreement.

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

   Financial Instruments

   The fair values of cash, notes receivable, accounts payable, accrued liabilities, due to related parties and convertible notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of investment securities is based on the quoted market price. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Financial Instruments (cont'd)

   financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   Interim Financial Statements

   These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

   Investment Securities

   The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current periods' presentation.

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2006 and 2005, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2006 and 2005, the Company had approximately 13,297,000 and 12,500,000, respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

   Stock-Based Compensation

   Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation (cont'd)

   accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 3,246,056 common shares available for future issuance as of March 31, 2006.

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 3,917,330 common shares available for future issuance as of March 31, 2006.

   In February 2006, the Company granted 515,000 options to three directors of the Company at an exercise price of $0.001 per share expiring on February 28, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.64% and an expected volatility of 102%. The weighted average fair value of stock options granted during the three month period

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock Bonus Plan (cont'd)

   ended March 31, 2006 was $0.73 per share. Compensation expense totaling $375,457 was charged to operations.

   Stock-Based Compensation

   A summary of the changes in the Company's stock options is presented below:

                                             Number of    Weighted average
                                                Shares     exercise price
                                          ------------    -----------------

   Outstanding, December 31, 2005           2,575,000         $    0.06
   Granted                                    515,000             0.001
   Exercised                                       --                --
                                          ------------      ------------

   Outstanding, March 31, 2006              3,090,000        $     0.05
                                          ============      ============


   Additional information regarding stock options as at March 31, 2006 is as follows:

                                Outstanding and Exercisable
                         ----------------------------------------
                                        Weighted
                                         Average       Weighted
                                        Remaining       Average
         Exercise        Number of     Contractual      Exercise
           Price           Shares      Life (Years)      Price
         --------        ---------     ------------   -----------

         $0.001         2,765,000          3.00          $ 0.001
          0.07            100,000          0.59            0.07
          0.14             35,000          0.76            0.14
          0.60             18,000          1.53            0.60
          0.75            172,000          1.67            0.75
                       ----------        ------         -------

                        3,090,000          2.82         $  0.05
                        =========        ======         =======

   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans for the prior period presented. For purposes of the pro forma disclosure, the fair value for options granted was estimated at the date of grant using the Black-

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation (continued)

   Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 2.86% and an expected volatility of 168%. The weighted average fair value of stock options granted during the three month period ended March 31, 2005 was $0.77 per share.

                                                                   Three Months
                                                                      Ended
                                                                  March 31, 2005
                                                                  --------------

   Net loss - as reported                                         $  (1,355,554)

   Add: Stock-based employee compensation included in
   net loss                                                            411,653

   Deduct: Stock-based employee compensation
   determined under the fair value method                             (411,667)
                                                                  --------------

   Pro forma net loss                                             $  (1,355,568)
                                                                  ==============

   Basic and diluted loss per share:
    As reported                                                           (0.04)
    Pro forma                                                             (0.04)

   Recent Accounting Pronouncements

   In 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (cont'd)

   made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.


3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of March 31, 2005 the value of these shares was $300,000 and an unrealized loss of $84,000 was recorded as comprehensive loss for the three months ended March 31, 2005. As of March 31, 2006 the value of these shares was $396,000 and an unrealized gain of $30,000 was recorded as comprehensive gain for the three months ended March 31, 2006. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


4. NOTES RECEIVABLE

   In February 2005, a total of 209,000 common shares were issued to various employees pursuant to stock options exercised in exchange for $125,400 in non-interest bearing and unsecured notes, which are repayable in full within seven days' notice of demand. As at March 31, 2006, the total outstanding balance of these notes was $43,770.

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

   A schedule of the patents is as follows:

                                                       March 31,    December 31,
                                                         2006         2005
                                                           $            $
   ----------------------------------------------------------------------------
                                                      (unaudited)

   Patents                                              362,882      362,882
   Less: accumulated amortization                       (91,141)     (86,080)
                                                       ---------    ---------
   Net Carrying Value                                   271,741      276,802
                                                       =========    =========

   Amortization expense totaled $5,061 and $4,226 for the three months ended March 31, 2006 and 2005, respectively.

   The estimated future amortization expense is as follows:

                                         $

                     2006              15,184
                     2007              20,245
                     2008              20,245
                     2009              20,245
                     2010              20,245
                     Thereafter       175,577
                                      -------
                                      271,741
                                      =======

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


6. RELATED PARTY TRANSACTIONS

                                                       March 31,   December 31,
                                                         2006         2005
                                                     ------------  ------------
                                                     (unaudited)


      a) Due to an officer - interest                  $ 74,009      $ 74,009
      b) Due to Pacific BioSciences Research
          Centre Inc.                                   337,610       337,610
      c) Due to officers                                  9,200         9,200
                                                       $420,819      $420,819

a) The Company received advances from an officer of the Company that were unsecured, bore interest at 11% and are due on demand. During fiscal 2004, the Company repaid the advances totaling $143,089. Accrued interest of $74,009 accrued to the repayment date remains outstanding as of March 31, 2006.
b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2006 and 2005, Pacific performed research and development for the Company valued at $120,975 and $118,300, respectively.

      Pacific also provided administrative services during the three months ended March 31, 2006 and 2005, valued at $43,901 and $30,700, respectively. During the three months ended March 31, 2006, Pacific charged interest of $4,124, calculated at prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.


c) The amounts owing to officers are unsecured, non-interest bearing and due on demand.


7. CONVERTIBLE NOTES PAYABLE

The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


7.CONVERTIBLE NOTES PAYABLE (continued)

   day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

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


8. COMMON STOCK

   For the three months ended March 31, 2006:

     a) In February 2006, the Company issued 6,850 shares of common stock at a fair value of $5,000 to settle debt.
     b) In January 2006, the Company issued 206,250 shares of common stock at a fair value of $161,187 to settle debt.
     c) In January 2006, the Company issued 1,219,244 shares of common stock for common share subscriptions totaling $85,962 received in December 2005 pursuant to the exercise of warrants.

   For the three months ended March 31, 2005:

     a) In March 2005, the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant.
     b) In March 2005, two directors exercised 1,750,000 options to purchase the Company's common stock for $1,750.
     c) In March 2005, a director exercised 450,000 warrants to purchase the Company's common stock for $450.
     d) In March 2005, the Company issued 25,000 shares of common stock at $0.07 per share pursuant to the exercise of stock options for proceeds of $1,750.
     e) In March 2005, the Company issued 50,000 shares of common stock at $0.21 per share pursuant to the exercise of warrants for proceeds of $10,500.
     f) In March 2005, the Company issued 30,000 shares of common stock at a fair value of $27,000 for consulting services provided.
     g) In February 2005, the Company approved the issuance of 209,000 shares of common stock to seven employees for the exercise of their options at their option price of $0.60. The Company received note receivable totaling $125,400.
     h) In February 2005, the Company issued 7,042 shares of common stock at a fair value of $5,000 for consulting services rendered by Pacific.
     i) In February 2005, the Company issued 8,450 shares of common stock at a fair value of $6,000 for consulting services received.
     j) In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring March 9, 2010.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)


9. LEGAL PROCEEDINGS

   In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.


10.     SUBSEQUENT EVENTS

     a) On April 10, 2006, the Company entered into an agreement with a consulting firm which is to provide investor relations services to the Company in exchange for the issuance of 100,000 shares of the Company's common stock.
     b) In April 2006, the Company issued 410,000 shares of common stock for total proceeds of $227,000.

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of May 10, 2006 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

     During fiscal 2006 it is expected that research and development work will be performed by Pacific Biosciences Research Centre, Goshen Cancer Center and other institutions on behalf of Biocurex.

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2006, as compared to the same period in the prior year, are discussed below:

                        Increase (I)
Item                   or Decrease (D)          Reason
----                   ---------------          ------


Interest Expense              D          Expense in 2005 reflected the value of
                                         warrants which were issued upon the
                                         conversion of a note.

Professional and              D          Reduction in use of independent
 Consulting fees                         investor relations firms.

Liquidity and Capital Resources
-------------------------------

Biocurex's sources and (uses) of cash during the three months ended March 31, 2006 were:

      Cash used in operations                                  $(187,572)


      Use of cash on hand at January 1, 2006                    $187,572

Biocurex's sources and (uses) of cash during the three months ended March 31, 2005 were:


      Cash used in operations                                  $(168,049)

      Proceeds from receivable                                    93,440

      Capitalized patent costs                                   (17,715)

      Sale of common stock in private placements                 195,823

      Other                                                       (4,190)

      As of March 31, 2006, Biocurex had a working capital deficiency of $569,707. Included in current liabilities at March 31, 2006 are amounts due to officers, directors, and related parties of Biocurex totaling $420,819.

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

Recent Accounting Pronouncements
--------------------------------

      See Note 2 to the financial statements which are included as part of this report.

Critical Accounting Policies
----------------------------

      Biocurex's significant accounting policies are more fully described in
Note 2 to the Financial Statements included as a part of this report. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on Biocurex's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Biocurex's significant accounting policies include:

      Revenue Recognition. Biocurex recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Biocurex's revenue consists of license fees related to the licensing of RECAF(TM) technology.

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

      Investment Securities. The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Stock Options - Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.


ITEM 3.     CONTROLS AND PROCEDURES

      Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the three-months ended March 31, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (b) and (c) of Note 8 during the three-months ended March 31, 2006.

The shares described in the other subparagraphs of Note 8 were registered by means of a registration statement on Form S-8.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications

32          Section 1350 Certifications

     (b) During the three-months ended March 31, 2006 the Company did not file any reports on Form 8-K.


o

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2006.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:   /s/ Dr. Ricardo Moro
                                           -----------------------------
                                             Dr. Ricardo Moro, President



                                     By:   /s/ Dr. Gerald Wittenberg
                                           -----------------------------
                                           Dr. Gerald Wittenberg, Chief
                                           Financial and Accounting Officer