Form 10QSB
period 2006-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2006-08-14
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Texas                                75-2742601
        -------------------                  --------------------------
      (State of incorporation)        (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                ------------------------------------------------
              (address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No       X
                  ------------                 ---------

As of August 10, 2006, the Company had 36,662,780 outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                                  June 30, 2006
                                   (unaudited)



                                      INDEX




Balance Sheets                                                            F-1

Statements of Operations                                                  F-2

Statements of Cash Flows                                                  F-3

Notes to the Financial Statements                                  F-4 - F-14

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS


                                                      June 30,     December 31,
                ASSETS                                  2006           2005
                                                         $               $
                                                    (unaudited)

Current Assets:

   Cash                                                221,335       252,177
   Investment securities (Note 3)                      261,042       366,000
   Prepaid expenses                                        162         4,711
   Notes receivable, net of allowance for
    doubtful accounts of $69,153 and $65,298,
    respectively (Note 4)                               35,497        43,770
                                                   -----------------------------
Total Current Assets                                   518,036       666,658

Patents (Note 5)                                       279,834       276,802
                                                   -----------------------------

Total Assets                                           797,870       943,460
                                                   =============================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                    169,401       322,217
   Accrued liabilities                                 184,148        75,679
   Due to related parties (Note 6)                     427,136       420,819
   Convertible notes payable (Note
   7)                                                  333,373       333,373
                                                   -----------------------------

Total Current Liabilities                            1,114,058     1,152,088
                                                   -----------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Deficit

   Common stock, $0.001 par value; 125,000,000
   shares
      authorized; 35,762,781 and 34,065,437 shares
      issued and outstanding, respectively              35,763        34,065
   Additional paid-in capital                        7,923,005     7,099,095
   Common stock subscribed                             152,000        85,962
   Accumulated other comprehensive income              147,362       204,000
   Accumulated deficit                                (114,175)     (114,175)
   Deficit accumulated during the development stage (8,460,143)   (7,517,575)
                                                   -----------------------------

Total Stockholders' Deficit                           (316,188)     (208,628)
                                                   -----------------------------

Total Liabilities and Stockholders' Deficit            797,870       943,460
                                                   =============================




    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               Accumulated
                                                                                During the
                                                                                Development
                                                                                   Stage
                                                                                January 1,
                                  Three Months Ended       Six Months Ended        2001
                                        June 30,                June 30,        to June 30,
                                    2006        2005        2006        2005       2006
                                      $           $           $           $          $
                                  ----------------------------------------------------------

Revenue                                -      200,000           -     200,000      414,456
                                  ----------------------------------------------------------

Operating Expenses

 Amortization                      5,835        4,226      10,896       8,452       96,976
 General and administrative
 (Note 6(b))                      68,705      164,550     498,896     623,404    2,698,114
 Professional and consulting
 fees                            145,408       78,951     225,529     154,799    3,640,586
 Research and development (Note
 6(b))                           135,045      121,559     256,020     239,859    2,085,580
                                ------------------------------------------------------------
Total Operating Expenses         354,993      369,286     991,341   1,026,514    8,521,256
                                ------------------------------------------------------------

Loss From Operations            (354,993)    (169,286)   (991,341)   (826,514)  (8,106,800)
                                ------------------------------------------------------------
Other Income (Expense)

 Gain on extinguishments of
  convertible debt                     -            -           -           -       33,584
 Gain on sale of investment
 securities                       83,915            -      83,915           -      173,448
 Interest expense                 (8,300)      (8,483)    (16,545)   (708,185)    (851,997)
 Interest income                   3,028        1,800       5,667       3,176      349,361
 Loss on issuance of shares       (5,236)           -     (24,264)          -      (57,739)
                                ------------------------------------------------------------

Total Other Income (Expense)      73,407       (6,683)     48,773    (705,009)    (353,343)
                                ------------------------------------------------------------
Net Loss for the Period         (281,586)    (175,969)   (942,568)  (1,531,523) (8,460,143)

Other Comprehensive Income
(Loss)

 Unrealized gain (loss) on
   investment securities         (16,841)     264,000     (56,638)    180,000      147,362

Total Comprehensive Loss        (298,427)      88,031    (999,206)  (1,351,523) (8,312,781)
                                ============================================================
Net Loss Per Share - Basic and
Diluted                           ($0.01)      ($0.01)     ($0.03)      ($0.05)
                                ============================================================

Weighted Average Shares
Outstanding                   35,622,000   34,863,594  35,399,000   33,581,616
                              =================================================







    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                           2006         2005
                                                           ----         ----
                                                            $             $
Operating Activities:

Net loss for the period                                 (942,568)  (1,531,523)

Adjustments to reconcile net loss to net cash used in operating activities:

   Amortization                                           10,896        8,452
   Amortization of deferred compensation                       -       26,834
   Loss on issuance of shares                             24,264            -
   Stock-based compensation expense                      412,957    1,137,487
   Gain on sale of investment securities                 (83,915)           -
   Allowance for uncollectible notes receivable                -        8,478

Changes in operating assets and liabilities:

   Accrued interest on notes receivable                        -       (2,622)
   Prepaid expenses                                        4,549       10,000
   Accounts payable                                       74,609       (4,465)
   Accrued liabilities                                   108,469       76,379
                                                       ------------------------
Net Cash Used in Operating Activities                   (390,739)    (270,980)
                                                       ------------------------
Investing Activities:

   Proceeds from notes receivable                          8,273       93,440
   Patent costs                                          (13,928)     (17,715)
   Proceeds from sale of investment securities           132,235            -
                                                       ------------------------
Net Cash Provided by Investing Activities                126,580       75,725
                                                       ------------------------

Financing Activities:

   Increase in due to related parties                      6,317        5,597
   Proceeds from private placements of common stock
   and share subscriptions received                      227,000      310,682
   Proceeds from the exercise of stock options and
   warrants                                                    -      262,729
                                                       ------------------------
Net Cash Provided by Financing Activities                233,317      579,008
                                                       ------------------------

Net Increase (Decrease) in cash                          (30,842)     383,753

Cash - Beginning of Period                               252,177       94,479
                                                       ------------------------
Cash - End of Period                                     221,335      478,232
                                                       ========================

Non-cash Investing and Financing Activities:
   Shares issued to settle debt                          251,688            -
   Note receivable received for the exercise of
   employee stock options                                      -     (125,400)
   Note payable converted into common shares                   -      143,370
                                                       ========================
Supplemental Disclosures:
   Interest paid                                               -            -
   Income taxes                                                -            -
                                                       ========================


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at June 30, 2006, the Company has a working capital deficiency of $596,022 and accumulated loss of $8,460,143 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)


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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2006 and 2005, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2006 and 2005, the Company had approximately 13,652,313 and 11,340,891 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation

   Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the period ended June 30, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 3,246,056 common shares available for future issuance as of June 30, 2006.

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 3,917,330 common shares available for future issuance as of June 30, 2006.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   In February 2006, the Company granted 515,000 options to three directors of the Company at an exercise price of $0.001 per share expiring on February 28, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.64% and an expected volatility of 102%. The weighted average fair value of stock options granted during the six months period ended June 30, 2006 was $0.73 per share. Compensation expense totaling $375,457 was charged to operations.

   Stock-Based Compensation (continued)

   A summary of the changes in the Company's stock options is presented below:

                                                                    Weighted
                                                                    average
                                                          Number of exercise
                                                           Shares     price
                                                                        $

   Outstanding, December 31, 2005                        2,575,000     0.06
   Granted                                                 515,000    0.001
   ----------------------------------------------------------------------------

   Outstanding, June 30, 2006                            3,090,000     0.05
   ============================================================================


   Additional information regarding stock options as at June 30, 2006 is as follows:

                      Outstanding and Exercisable
                  ------------------------------------
                   Number of    Weighted    Weighted
                     Shares      Average     Average
                                Remaining   Exercise
   Exercise Prices             Contractual    Price
          $                   Life (Years)      $

        0.001      2,765,000       2.76      0.001
        0.07         100,000       0.34       0.07
        0.14          35,000       0.51       0.14
        0.60          18,000       1.28       0.60
        0.75         172,000       1.42       0.75
                  ------------------------------------

                   3,090,000       2.57       0.05
                  ====================================

   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans for the prior period presented. For purposes of the pro forma disclosure, the fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 2.86% and an expected volatility of 168%. The weighted average grant date fair value of stock options for the six months ended June 30, 2005 was $0.77 per share.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation (continued)
                                                                   Six Months
                                                                      Ended
                                                                    June 30,
                                                                      2005
                                                                        $

   Net loss - as reported
                                                                   (1,531,523)

   Add: Stock-based employee compensation included in
   net loss                                                           435,053

   Deduct: Stock-based employee compensation
   determined under the fair value method                            (435,053)
   ----------------------------------------------------------------------------

   Pro forma net loss
                                                                   (1,531,537)
   ============================================================================

   Basic and diluted loss per share:
    As reported                                                         (0.05)
    Pro forma                                                           (0.05)

   Recent Accounting Pronouncements

   In 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.


3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of June 30, 2005 the value of these shares was $564,000 and an unrealized gain of $180,000 was recorded as other comprehensive income for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company sold 178,965 shares for total proceeds of $132,235. As of the end of June 30, 2006, the Company has 421,035 shares; the value of these shares was $261,042 and an unrealized loss of $56,638 was recorded as other comprehensive loss for the six months ended June 30, 2006. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.


4. NOTES RECEIVABLE

   In February 2005, a total of 209,000 common shares were issued to various employees pursuant to stock options exercised in exchange for $125,400 in non-interest bearing and unsecured notes, which are repayable in full within seven days' notice of demand. As at June 30, 2006, the total outstanding balance of these notes was $35,497.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

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

   A schedule of the patents is as follows:

                                                       June 30,     December 31,
                                                         2006          2005
                                                           $             $

   Patents                                              376,810       362,882
   Less: accumulated amortization                       (96,976)      (86,080)
   ----------------------------------------------------------------------------

   Net Carrying Value                                   279,834       276,802
   ============================================================================

   Amortization expense totaled $10,896 and $8,452 for the six months ended June 30, 2006 and 2005, respectively.

   The estimated future amortization expense is as follows:

                                  $

                 2006          10,897
                 2007          21,793
                 2008          21,793
                 2009          21,793
                 2010          21,793
                 Thereafter   181,765
                              -------
                              279,834
                              =======

6. RELATED PARTY TRANSACTIONS

                                                        June 30,    December 31,
                                                          2006          2005
                                                           $              $

    a) Due to an officer - interest                       74,009       74,009
    b) Due to Pacific BioSciences Research Centre Inc.   342,197      337,610
    c) Due to officers                                    10,930        9,200
   -----------------------------------------------------------------------------
                                                         427,136      420,819
   =============================================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

6.    RELATED PARTY TRANSACTIONS (continued)

     a) The Company received advances from an officer of the Company that were unsecured, bore interest at 11% and are due on demand. During fiscal 2004, the Company repaid the advances totaling $143,089. Accrued interest of $74,009 accrued to the repayment date remains outstanding as of June 30, 2006.

     b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the six months ended June 30, 2006 and 2005, Pacific performed research and development for the Company valued at $256,020 and $239,859, respectively.

          Pacific also provided administrative services during the six months ended June 30, 2006 and 2005, valued at $102,311 and $64,744, respectively. During the six months ended June 30, 2006 and 2005, Pacific charged interest of $8,256 and $8,483, respectively, calculated at prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

8.    COMMON STOCK

     a) In June 2006, the Company issued 90,000 shares of common stock at a fair value of $85,500 to settle debt.

     b) In June 2006, the Company issued 25,000 shares of common stock at the fair value of $37,500 for consulting services.

     c) In April 2006, the Company received stock subscriptions for 150,000 common shares and a share purchase warrant entitling the holder to purchase 150,000 common shares for total proceeds of $75,000. The warrant allows the holder to purchase 150,000 common shares at an exercise price of $0.80 at any time prior to April 15, 2008. The Company also received stock subscriptions for 110,000 common shares and a share purchase warrant entitling the holder to purchase 55,000 common shares at an exercise price of $1.00 at any time prior to April 15, 2008.

     d) In April 2006, the Company issued 150,000 common shares and a share purchase warrant entitling the holder to purchase 150,000 shares for total proceeds of $75,000. The warrant allows the holder to purchase the shares at an exercise price of $0.80 at any time prior to April 15, 2008.

     e) In February 2006, the Company issued 6,850 shares of common stock at a fair value of $5,000 to settle debt.

     f) In January 2006, the Company issued 206,250 shares of common stock at a fair value of $161,187 to settle debt.

     g) In January 2006, the Company issued 1,219,244 shares of common stock for common share subscriptions totaling $85,962 received in December 2005 pursuant to the exercise of warrants.

9.    COMMITMENTS AND CONTINGENCIES

     a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

     b) In April 2006, the Company entered into agreements with two consultants to issue a total of 175,000 shares of common stock. A total of 75,000 shares of common stock were issued subsequently. See
          Note 10(b).

10.   SUBSEQUENT EVENTS

     a) In July 2006, the Company issued a total of 260,000 shares of common stock for proceeds of $152,000 which were received prior to June 30, 2006 and recorded as common stock subscribed.

     b) In July 2006, the Company issued a total of 75,000 shares of common stock to two consultants at a fair value of $55,875 for consulting services rendered and to be rendered.

     c) In July 2006, a convertible note in the amount of $65,000 was converted into 590,909 units. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.12 per share.

     d) On July 17, 2006, the Company entered into an agreement to issue 15,000 shares of common stock to settle debt of $9,369.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation
-----------------

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of July 15, 2006 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the six months ended June 30, 2006, as compared to the same period in the prior year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)  Reason
----                       ---------------  ------

General and administrative         D        The decrease is largely due to
                                            public relation expenses. The public
                                            relations expenses in 2006 were
                                            $1,670, compared to $87,496 in 2005.

Professional and consulting fees   I        The increase is largely due to
                                            retained independent consulting
                                            firms in 2006. The consulting
                                            expenses in 2006 were $87,314,
                                            compared to $22,000 in 2005.

Interest Expense                   D        Expense in 2005 reflected the value
                                            of warrants which were issued upon
                                            the conversion of a note.

Gain on sale of equity investment  I        The Company sold 178,965 shares as
                                            of June 30, 2006. (See Note 3 to the
                                            financial statements)

Liquidity and Capital Resources
-------------------------------

Biocurex's sources and (uses) of cash during the six months ended June 30, 2006 were:

        Cash used in operations                               $(390,739)

        Proceeds from receivable                                  8,273

        Proceeds from sale of investment securities             132,235

        Capitalized patent costs                                (13,928)

        Sale of common stock in private placements              227,000

        Other                                                     6,317

        Cash on hand at January 1, 2006                         $30,842

Biocurex's sources and (uses) of cash during the six months ended June 30, 2005 were:

        Cash used in operations                                (270,980)

        Proceeds from receivable                                 93,440

        Capitalized patent costs                                (17,715)

        Sale of common stock in private placements              310,682

        Proceeds  from the  exercise of stock  options and
        warrants                                                262,729

        Other                                                     5,597

      As of June 30, 2006, Biocurex had a working capital deficiency of $596,022 and cash on hand of $221,335. Included in current liabilities at June 30, 2006 are amounts due to officers, directors, and related parties of Biocurex totaling $427,136.

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

ITEM 3.     CONTROLS AND PROCEDURES

      Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in

Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the six-months ended June 30, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (b), (c), (d) and (g) of Note 8 during the six-months ended June 30, 2006.

The shares described in the other subparagraphs of Note 8 were registered by means of a registration statement on Form S-8.

ITEM 6.     EXHIBITS

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications

32          Section 1350 Certifications

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2006.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:   /s/ Dr. Ricardo Moro
                                           -----------------------------------
                                           Dr. Ricardo Moro, President



                                     By:   /s/ Dr. Gerald Wittenberg
                                           -----------------------------------
                                           Dr. Gerald Wittenberg, Chief
                                           Financial and Accounting Officer