Form 10QSB
period 2006-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2006-11-14
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                75-2742601
        -------------------                 --------------------------
      (State of incorporation)        (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                  --------------------------------------------
              (address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    X
                  ------------               -------

As of November 3, 2006, the Company had 40,280,615 outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                               September 30, 2006
                                   (unaudited)

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

Statements of Operations                                                   F-2

Statements of Cash Flows                                                   F-3

Notes to the Financial Statements                                   F-4 - F-14

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS

                                                 September 30,      December 31,
                ASSETS                                2006              2005
                                                       $                  $
                                                  (unaudited)

Current Assets:

   Cash                                            1,056,250           252,177
   Investment securities (Note 3)                    220,380           366,000
   Prepaid expenses and other                          3,537             4,711
   Notes receivable, net of allowance for
   doubtful accounts of  $71,288 and $65,298,
   respectively (Note 4)                              35,497            43,770
                                               --------------------------------
Total Current Assets                               1,315,664           666,658

Patents (Note 5)                                     289,911           276,802
                                                 ------------       -----------

Total Assets                                       1,605,575           943,460
                                                 ------------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

   Accounts payable                                  226,040           322,217
   Accrued liabilities                                93,764            75,679
   Due to related parties (Note 6)                   427,553           420,819
   Convertible notes payable (Note 7)                194,828           333,373
                                                 ------------       -----------

Total Current Liabilities                            942,185         1,152,088
                                                 ------------       -----------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)
  Common stock, $0.001 par value; 125,000,000
   shares authorized; 38,040,615 and 34,065,437
   shares issued and outstanding, respectively       38,040             34,065
  Additional paid-in capital                      8,810,556          7,099,095
  Common stock subscribed                           997,500             85,962
  Accumulated other comprehensive income            114,125            204,000
  Accumulated deficit                              (114,175)          (114,175)
  Deficit accumulated during the development
   stage                                          (9,182,656)       (7,517,575)
                                                 ------------       -----------
Total Stockholders' Equity (Deficit)                 663,390          (208,628)
                                                 ------------       -----------
Total Liabilities and Stockholders' Equity         1,605,575           943,460
(Deficit)                                        ============       ===========


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                 Accumulated
                                                                                 During the
                                                                                 Development
                                                                                    Stage
                                                                                January 1, 2001
                                       Three Months Ended    Nine Months Ended   To September
                                        September 30,         September 30,          30,
                                       2006       2005       2006       2005        2006
                                         $          $          $          $           $
Revenue                                     -         -           -    200,000     414,456
                                    ----------------------------------------------------------
Operating Expenses

  Amortization                          6,860     4,832       17,756    13,284     103,836
  General and administrative (Note
  6(b))                               189,961   150,146      688,857   746,397   2,888,075
  Professional and consulting fees    284,968    55,348      510,497   210,147   3,925,554
  Research and development (Note
  6(b))                               140,761   103,280      396,781   370,292   2,226,341
                                    ----------------------------------------------------------
Total Operating Expenses              622,550   313,606    1,613,891 1,340,120   9,143,806
                                    ----------------------------------------------------------
Loss From Operations                 (622,550) (313,606)  (1,613,891)(1,140,120)(8,729,350)
                                    ----------------------------------------------------------

Other Income (Expense)

  Gain on extinguishments of
  convertible debt                          -         -            -         -      33,584
  Gain on sale of equity investment
  securities                            8,867         -       92,782         -     182,315
  Interest expense                     (7,257)   (7,409)     (23,802) (647,766)   (791,425)
  Interest income                       4,730     4,220       10,397     7,396     354,091
  Intrinsic value of the embedded
   conversion options                 (65,160)        -      (65,160)  (67,829)   (132,989)
  Loss on issuance of shares          (41,143)        -      (65,407)        -     (98,882)
                                    ----------------------------------------------------------
Total Other Income (Expense)          (99,963)   (3,189)     (51,190) (708,199)   (453,306)
                                    ----------------------------------------------------------

Net Loss for the Period              (722,513) (316,795)  (1,665,081)(1,848,319)(9,182,656)

Other Comprehensive Income (Loss)
  Unrealized gain (loss) on
  U investment securities             (33,237) (222,000)     (89,875)   (42,000)   114,125
                                    ----------------------------------------------------------
Total Comprehensive Loss             (755,750) (538,795)  (1,754,956)(1,890,319)(9,068,531)
                                    ==========================================================

Net Loss Per Share - Basic and
Diluted                                ($0.02)   ($0.01)      ($0.05)    ($0.05)
                                    =============================================

Weighted Average Shares
 Outstanding                       36,547,000 36,194,956  35,786,000 34,462,302
                                   ==============================================



    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                        2006              2005
                                                        ----              ----
                                                          $                 $
Operating Activities:
Net loss for the period                              (1,665,081)     (1,848,319)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization                                          17,756          13,284
   Amortization of deferred compensation                      -          26,834
   Intrinsic value of the embedded conversion options    65,160          67,829
   Loss on issuance of shares                            65,407               -
   Stock-based compensation expense                     547,328       1,174,492
   Gain on sale of investment securities                (92,782)              -
   Allowance for uncollectible notes receivable               -           8,478
Changes in operating assets and liabilities:
   Interest accrued on notes receivable                       -          (4,525)
   Prepaid expenses and other                             2,677           8,375
   Accounts payable                                     258,353          17,850
   Accrued liabilities                                   18,085         135,989
                                                     ------------   ------------
Net Cash Used in Operating Activities                  (783,097)       (426,547)
                                                     ------------   ------------
Investing Activities:
   Proceeds from notes receivable                         8,273          93,440
   Patent costs                                         (30,865)        (63,635)
   Proceeds from sale of investment securities          148,528               -
                                                     ------------   ------------
Net Cash Provided by Investing Activities               125,936          29,805
                                                     ------------   ------------
Financing Activities:
   Increase (decrease) in due to related parties          6,734         (41,675)
   Proceeds from private placements of common stock
   and share subscriptions received                   1,454,500         368,631
   Proceeds from the exercise of stock options and
   warrants                                                   -         335,342
                                                     ------------   ------------
Net Cash Provided by Financing Activities             1,461,234         662,298
                                                     ------------   ------------
Net Increase in Cash                                    804,073         265,556
Cash - Beginning of Period                              252,177          94,479
                                                     ------------   ------------
Cash - End of Period                                  1,056,250         360,035
                                                     ============   ============

Non-cash Investing and Financing Activities:
   Share issued to settle debt                          419,937               -
   Note receivable received for the exercise of
   employee stock options                                     -        (125,400)
   Note payable converted into common shares            138,545         143,370
                                                     ============   ============
Supplemental Disclosures:
    Interest paid                                             -               -
    Income taxes                                              -               -
                                                     ============   ============


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at September 30, 2006, the Company has working capital of $373,479 and has accumulated losses of $9,182,656 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current periods' presentation.

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2006 and 2005, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2006 and 2005, the Company had approximately 14,406,146 and 11,379,557 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

   Stock-Based Compensation

   Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair

                        WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation (continued)

   value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the period ended September 30, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 3,246,056 common shares available for future issuance as of September 30, 2006.

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 3,334,685 common shares available for future issuance as of September 30, 2006.

   In February 2006, the Company granted 515,000 options to three directors of the Company at an exercise price of $0.001 per share expiring on February 28, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-Based Compensation (continued)

   year, a risk-free rate of 4.64% and an expected volatility of 102%. The weighted average fair value of stock options granted during the nine months period ended September 30, 2006 was $0.73 per share. Compensation expense totaling $375,457 was charged to operations.

   A summary of the changes in the Company's stock options is presented below:

                                                                     Weighted
                                                                     average
                                                          Number of  exercise
                                                           Shares     price $
                                                          ---------  ---------

   Outstanding, December 31, 2005                        2,575,000       0.06
   Granted                                                 515,000      0.001
   ----------------------------------------------------------------------------

   Outstanding, September 30, 2006                       3,090,000       0.05
   ============================================================================


     Additional information regarding stock options as at September 30, 2006 is as follows:

                            Outstanding and Exercisable
                       -----------------------------------
                                      Weighted   Weighted
                                      Average     Average
                                     Remaining   Exercise
   Exercise Prices      Number of   Contractual   Price
          $               Shares    Life (Years)     $

        0.001           2,765,000       2.51      0.001
        0.07              100,000       0.09       0.07
        0.14               35,000       0.25       0.14
        0.60               18,000       1.03       0.60
        0.75              172,000       1.17       0.75
                       ----------       ----      ------
                        3,090,000       2.32       0.05
                       ----------       ----      ------

   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans for the prior period presented. For purposes of the pro forma disclosure, the fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 2.86% and an expected volatility of 168%. The weighted average grant date fair value of stock options for the nine months ended September 30, 2005 was $0.77 per share.

                                                              Nine Months Ended
                                                                September 30,
                                                                     2005
                                                                       $

   Net loss - as reported                                         (1,848,319)

   Add: Stock-based employee compensation included in net loss       435,053

   Deduct: Stock-based employee compensation determined under
   the fair value method                                            (435,053)
   -----------------------------------------------------------------------------
   Pro forma net loss                                             (1,848,319)
   =============================================================================

   Basic and diluted loss per share:
    As reported                                                        (0.05)

    Pro forma                                                          (0.05)
=============================================================================

   Recent Accounting Pronouncements

   In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                         WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                         WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's financial position or results of operations

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. During the nine months ended September 30, 2006, the Company sold 206,465 shares for total proceeds of $148,528, resulting in a realized gain on sale of $92,782. As at September 30, 2006, the Company has 393,535 shares and the fair market value of these shares was $220,380. An unrealized loss of $89,875 has been recorded as other comprehensive loss for the nine months ended September 30, 2006. On March 18, 2004, the Company amended the Agreement in consideration for 400,000 additional shares of the third party's publicly traded common stock. Since the Company is not certain as to when it will receive these shares, the marketable securities and revenue associated with the value of these shares has been deferred until the share are received.

4. NOTES RECEIVABLE

   In February 2005, a total of 209,000 common shares were issued to various employees pursuant to stock options exercised in exchange for $125,400 in non-interest bearing and unsecured notes, which are repayable in full within seven days' notice of demand. As at September 30, 2006, the total outstanding balance of these notes was $35,497.

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

   A schedule of the patents is as follows:

                                                     September 30,  December 31,
                                                         2006         2005
                                                           $            $

   Patents                                              393,747     362,882
   Less: accumulated amortization                     (103,836)     (86,080)
   ----------------------------------------------------------------------------

   Net Carrying Value                                  289,911      276,802
   ============================================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

5. PATENTS (continued)

   Amortization expense totaled $17,756 and $13,284 for the nine months ended September 30, 2006 and 2005, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2006              5,919
                  2007             23,675
                  2008             23,675
                  2009             23,675
                  2010             23,675
                  Thereafter      189,292
                               --------------
                                  289,911


6. RELATED PARTY TRANSACTIONS

                                                     September 30,  December 31,
                                                          2006          2005
                                                            $             $

    a) Due to an officer - interest                       74,009       74,009
    b) Due to Pacific BioSciences Research Centre Inc.   342,197      337,610
    c) Due to officers                                    11,347        9,200
   -----------------------------------------------------------------------------
                                                         427,553      420,819
   =============================================================================

a) The Company received advances from an officer of the Company that were unsecured, bore interest at 11% and are due on demand. During fiscal 2004, the Company repaid the advances totaling $143,089. Accrued interest of $74,009 accrued to the repayment date remains outstanding as of September 30, 2006 and was subsequently repaid in full.
b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the nine months ended September 30, 2006 and 2005, Pacific performed research and development for the Company valued at $395,282 and $343,139, respectively.

      Pacific also provided administrative services during the nine months ended September 30, 2006 and 2005, valued at $154,601 and $118,965, respectively. During the nine months ended September 30, 2006 and 2005, Pacific charged interest of $12,703 and $10,839, respectively, calculated at prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

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

   In February 2005, a note payable in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. In accordance with EITF 00-27, the Company recognized $67,829 for the intrinsic value of the embedded conversion option in fiscal 2005.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

7. CONVERTIBLE NOTES PAYABLE (continued)

   In July 2006, a note payable in the amount of $61,890 was converted into 343,833 units at $0.18 per unit. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.20 per share expiring on July 7, 2011. In accordance with EITF 00-27, the Company recognized $29,506 for the intrinsic value of the embedded conversion option.

   In July 2006, a note in the amount of $11,655 was converted into 233,092 units at $0.05 per unit. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.055 per share expiring on July 7, 2011. In accordance with EITF 00-27, the Company recognized $5,565 for the intrinsic value of the embedded conversion option.

   In July 2006, a note payable in the amount of $65,000 was converted into 590,909 units at $0.11 per unit. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.12 per share expiring on July 19, 2011. In accordance with EITF 00-27, the Company recognized $30,089 for the intrinsic value of the embedded conversion option.


8.    COMMON STOCK

a) In September 2006, the Company received stock subscriptions for 1,995,000 units at $0.50 per unit for proceeds of $997,500. Each unit will consist of one common shares and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.90 per share expiring on September 1, 2008.
b) In September 2006, the Company issued 460,000 units at $0.50 per unit for proceeds of $230,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.90 per share expiring on September 1, 2008.
c) In September 2006, the Company issued 100,000 shares of common stock to a consulting firm at a fair value of $80,000 for consulting service rendered.
d) In September 2006, the Company issued 15,000 shares of common stock at a fair value of $8,250 to settle debt.
e) In September 2006, the Company issued 200,000 shares of common stock at a fair value of $160,000 to settle debt.
f) In July 2006, the Company issued 150,000 units at a $0.50 per unit for proceeds of $75,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.80 per share expiring on April 15, 2008.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


8.    COMMON STOCK (continued)

g) In July 2006, the Company issued 110,000 units at $0.70 per unit for proceeds of $77,000. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one common share at an exercise price of $1.00 per share expiring on April 15, 2008.
h) In July 2006, the Company issued a total of 75,000 shares of common stock to two consultants at a fair value of $54,372 for consulting services rendered, of which $52,869 was expensed and $1,503 was recorded as prepaid expenses as at September 30, 2006.
i) In July 2006, a note payable in the amount of $61,890 was converted into 343,833 units. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share at an exercise price of $0.20 per share expiring on July 7, 2011.
j) In July 2006, a note payable in the amount of $11,655 was converted into 233,092 units. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.055 per share expiring on July 7, 2011.
k) In July 2006, a note payable in the amount of $65,000 was converted into 590,909 units. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.12 per share expiring on July 19, 2011.
l) In June 2006, the Company issued 90,000 shares of common stock at a fair value of $85,500 to settle debt.
m) In June 2006, the Company issued 25,000 shares of common stock at the fair value of $37,500 for consulting services.
n) In April 2006, the Company issued 150,000 units at $0.50 per unit for proceeds of $75,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.80 per share expiring on April 15, 2008.
o) In February 2006, the Company issued 6,850 shares of common stock at a fair value of $5,000 to settle debt.
p) In January 2006, the Company issued 206,250 shares of common stock at a fair value of $161,187 to settle debt.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)


8.    COMMON STOCK (continued)

q) In January 2006, the Company issued 1,219,244 shares of common stock for common share subscriptions totaling $85,962 received in December 2005 pursuant to the exercise of warrants.


9.    COMMITMENTS AND CONTINGENCIES

a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.
b) In April 2006, the Company entered into agreements with two consultants to issue a total of 150,000 shares of common stock. A total of 75,000 shares of common stock were issued in July 2006. See Note 8(h).


10.   SUBSEQUENT EVENTS

a) In October 2006, the Company issued a total of 1,995,000 units for proceeds of $997,500, which were recorded as common stock subscribed as at September 30, 2006. See Note 8(a).
b) In October 2006, the Company issued 225,000 shares of common stock and 150,000 warrants with an exercise price of $0.85 per share expiring on October 20, 2008 and paid $75,000 to a consultant for services to be rendered.
c) In October 2006, the Company issued 90,000 shares of common stock to settle debt of $32,431.

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of Nov 3, 2006 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the nine months ended September 30, 2006, as compared to the same period in the prior year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)          Reason
----                       ---------------          ------

General and administrative        D        Decrease in public relations and
                                           travel expenses.

Professional and                  I        During the nine months ended
consulting fees                            September 30, 2006 Biocurex made
                                           greater use of independent investor
                                           relations consultants.

Interest Expense                  D        Expense in 2005 reflected the fair
                                           value of warrants which were issued
                                           upon the conversion of a note.

Gain on sale of                   I        During the nine months ended
equity investment                          September 30, 2006 Biocurex began to
                                           sell shares which it received as
                                           consideration for a licensing
                                           agreement. Biocurex was not able to
                                           sell these shares in 2005. (See Note
                                           3 to the financial statements).

Liquidity and Capital Resources
-------------------------------

Biocurex's sources and (uses) of cash during the nine months ended September 30, 2006 were:

        Cash used in operations                               $(783,097)

        Collection of note receivable                             8,273

        Sale of investment securities                           148,528

        Patent costs                                            (30,865)

        Sale of common stock in private placements            1,454,500

        Advances from related parties                             6,734


Biocurex's sources and (uses) of cash during the nine months ended September 30, 2005 were:

        Cash used in operations                                (426,547)

        Collection of note receivable                            93,440

        Patent costs                                            (63,635)

        Sale of common stock in private placements              703,973

        Payment of amounts owed to related parties              (41,675)

      As of September 30, 2006, Biocurex had a working capital of $373,479 and cash on hand of $1,056,250. Included in current liabilities at September 30, 2006 are amounts due to officers, directors, and related parties of Biocurex totaling $427,553.

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

      Biocurex anticipates that its capital requirements for the twelve months ended September 30, 2007 will be as follows:

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine-months ended September 30, 2006.

The shares described in subparagraphs (d), (e), (l), (o), and (p) of Note 8 were registered by means of a registration statement on Form S-8.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the other shares described in
Note 8 during the nine-months ended September 30, 2006.

ITEM 6.     EXHIBITS

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications

32          Section 1350 Certifications

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2006.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                    By:  /s/ Dr. Ricardo Moro
                                         -----------------------------------
                                         Dr. Ricardo Moro, President



                                     By: /s/ Dr. Gerald Wittenberg
                                         -------------------------------
                                         Dr. Gerald Wittenberg, Chief Financial
                                         and Accounting Officer