Form 10KSB
period 2006-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2007-04-02
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

            Texas                                                75-2742601
      --------------------------                            --------------------
        (State of incorporation)                               (IRS Employer
                                                            Identification No.)

      7080 River Road, Suite 215
      Richmond, British Columbia                        V6X 1X5
     ----------------------------                    -------------
       (Address of Principal Executive Office)          Zip Code

Registrant's telephone number, including Area Code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 -------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                       X
                                     ----      ----
                                      YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):            Yes  [  ]       No  [X]

The aggregate market value of the voting stock held by non-affiliates of the Company (39,006,690 shares) based upon the closing price of the Company's common stock on March 15, 2007, was approximately $25,000,000.

The Company's revenue from continuing operations for the most recent fiscal year was $nil.

As of March 15, 2007 the Company had 40,560,615 issued and outstanding shares of common stock.

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

Cancer Detection Kits
---------------------

      As a result of Biocurex's acquisition of technology in 2001, Biocurex owns patents and intellectual properties relating to certain technology which can be used to detect cancer. Accurate and timely diagnosis is the vital first step in managing cancer.

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

   Due to the costs involved in manufacturing and marketing, Biocurex plans to license or joint venture the Histo-RECAF(TM) technology to third parties. As of March 15, 2007 Biocurex had not sold any Histo-RECAF(TM) test kits and did not have any licensing or joint venture agreements with respect to its Histo-RECAF(TM) technology.

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

      In late March 2005, BioCurex signed an agreement with Abbott Laboratories. Under terms of the licensing agreement, Abbott obtains worldwide, semi-exclusive rights to commercialize products using BioCurex's RECAF technology. The agreement includes payment to BioCurex of up-front fees, product development milestones and royalties on any product sales. Abbott's goal is to further develop this technology, incorporating it into future tests on their ARCHITECT(R) system, for use in cancer diagnosis and monitoring. On March 26, 2007, Biocurex received $50,000 from Abbott pursuant to the licensing agreement.

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

Research and Development
------------------------

   Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro-Vidal. Pacific BioSciences billed the following amounts to Biocurex for research and development: year ended December 31, 2004 - $470,400, year ended December 31, 2005 - $445,260, year ended December 31, 2006
- $544,460.

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

Patents
-------

   Biocurex's technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in seven foreign countries which were pending as of March 15, 2007.

Competition
-----------

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

Government Regulation
---------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY

      Biocurex's offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex's offices are rented on a month-to-month basis for $4,396 per month. Biocurex rents its office space from Pacific Bioscience Research Centre, a company affiliated with Biocurex's President.

ITEM 3.  LEGAL PROCEEDINGS

      Biocurex is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      Between April 2004 and August 21, 2006 Biocurex's common stock traded in over-the-counter market which is sometimes referred to as the "pink sheets". On August 22, 2006 Biocurex's common stock was relisted on the OTC Bulletin Board under the symbol "BOCX".

   Shown below is the range of high and low quotations for Biocurex's common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low
         --------------                ----             ---

            3/31/05                    $1.80           $1.40
            6/30/05                    $1.03           $1.01
            9/30/05                    $0.90           $0.85
           12/31/05                    $0.89           $0.86

            3/31/06                    $0.73           $0.70
            6/30/06                    $0.85           $0.72
            9/30/06                    $0.70           $0.65
           12/31/06                    $0.74           $0.66

   As of March 15, 2007, there were approximately 119 record holders of Biocurex's common stock and over 4,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

   As of March 15, 2007, Biocurex had 40,560,615 outstanding shares of common stock. The following table lists additional shares of Biocurex's common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                        Number of       Note
                                                         Shares       Reference

   Shares issuable upon exercise of Non-Qualified
   Stock options granted to officers, directors,
   employees and consultants.                            3,610,000        A

   Shares issuable upon exercise of warrants
   granted to Biocurex's officers, directors,
   employees, financial consultants and private
   investors                                             8,413,439        B

   Shares issuable upon conversion of notes              1,075,715        C

   Shares issuable upon exercise of warrants
   issued to note holders                                3,940,326        C


A. See Item 10 of this report for information concerning the Non-Qualified Stock Option Plan.

B. Warrants in this category were not granted pursuant to Biocurex's Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.12 and $2.00 per share and expire between February 23, 2007 and July 19, 2011.

C. During 2003 Biocurex sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of Biocurex's common stock. The number of shares to be issued upon the conversion of any note is equal in number to the amount determined by dividing the principal amount to be converted by the Conversion Price. The Conversion Price was separately negotiated for each note and ranges between $0.05 and $0.23. As of March 15, 2007 one note in the principal amount of $53,000 had been repaid and four notes in the principal amount of $281,915 had been converted into 2,123,634 shares of Biocurex's common stock. If all remaining notes were converted Biocurex would be obligated to issue an additional 1,075,715 shares of common stock. The note holders also received warrants to collectively purchase 2,434,088 shares of Biocurex's common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates between January 17, 2005 and November 11, 2008. As of March 15, 2007 warrants to purchase 1,693,111 shares had been exercised. For every share issued upon conversion the note holders are entitled to receive new warrants to purchase one additional share of common stock at prices between $0.055 and $0.176 per share. The new warrants expire at various dates in 2011. Warrants for 2,123,634 shares were issued when notes in the principal amount of $281,915 were converted. If all remaining notes were converted, Biocurex would be obligated to issue warrants which would allow the holders to purchase 1,075,715 additional shares of Biocurex's common stock.

       The shares referred to in Note A has been registered for public sale by means of a registration statement on Form S-8 which BioCurex has filed with the Securities and Exchange Commission.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Biocurex is involved in developing cancer detection technology and:

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of March 15, 2007 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

      During the year ended December 31, 2007 Biocurex:

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

     During fiscal 2007 it is expected that all research and development work will be performed by Pacific Biosciences Research Centre on behalf of Biocurex.

Results of Operations
---------------------

   Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2006, as compared to the same period in the prior year, are discussed below:

                                 Increase (I)
Item                            or Decrease (D) Reason
----                            --------------- ------

Professional and Consulting Fees        I       Biocurex made greater use of
                                                investor relations consultants
                                                during the year.

Research and Development                I       Increase in chemicals and
                                                laboratory supplies.

Gain on sale of equity investment       I       During the year Biocurex began
                                                to sell shares which it received
                                                as consideration for a licensing
                                                agreement. Biocurex was not able
                                                to sell these shares in 2005.
                                                (See Note 3 to the financial
                                                statements).

Liquidity and Capital Resources
-------------------------------

Biocurex's sources and (uses) of cash during the year ended December 31, 2005 were:

  Cash used in operations                                           $(598,867)
  Patent costs                                                        (72,003)
  Repayment of loans from related parties                             (52,607)
  Sale of common stock in private placements
    and exercise of options and warrants                              787,735

Biocurex's sources and (uses) of cash during the year ended December 31, 2006 were:

  Cash used in operations                                          (1,019,910)
  Patent costs                                                        (74,483)
  Sale of investment                                                  154,228
  Sale of common stock in private placements
   and exercise of options and warrants, net with issuance costs    1,332,025
  Repayment of loans from related parties                             (62,056)


      As of December 31, 2006 Biocurex had working capital of $99,063. Included in current liabilities at December 31, 2006 are amounts due to officers, directors, and related parties of Biocurex totaling $358,763.

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

      Biocurex anticipates that the capital requirements for the year ended December 31, 2007 will be as follows:

Research and Development - Theraputics                         $    450,000
Research and Development - Invitro diagnostics (rapid tests,
blood tests, histology tests)                                       700,000
Research and Development - Imagery                                   50,000
Payment of Outstanding Liabilities                                   80,000
General and Administrative Expenses                                 450,000
Marketing and Investor Communications                               300,000
                                                               -----------------
     Total:                                                    $  2,030,000
                                                               =================

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

      Stock Options - Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the year ended December 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

      Ricardo Moro, Biocurex's Chief Executive Officer and Gerald Wittenberg, Biocurex's Principal Financial Officer, have evaluated the effectiveness of Biocurex's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Biocurex's disclosure controls and procedures are effective. There were no changes in Biocurex's internal controls over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, Biocurex's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      Not Applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

      Information concerning Biocurex's officers and directors follows:

      Name                    Age     Position
      ----                    ---     --------

      Dr. Ricardo Moro         54     President, Chief Executive Officer
                                       and a Director
      Dr. Gerald Wittenberg    55     Principal Financial Officer,
                                       Secretary, Treasurer, and a Director
      Dr. Phil Gold, PhD       70     Director

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

      Biocurex does not have a compensation committee. The Board of Directors of Biocurex serves as its Audit Committee. Biocurex does not have a director serving as a financial expert. Biocurex does not believe a financial expert is necessary since Biocurex has only minimumal revenues. Dr. Phil Gold is the only director who is independent, as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

      Biocurex has adopted a Code of Ethics which is applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on Biocurex's website located at www.biocurex.com.

ITEM 10.    EXECUTIVE COMPENSATION

   The following table shows in summary form the compensation received by (i) Biocurex's Chief Executive Officer and (ii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2006.


                                                                    All
                                                                   Other
                                                                   Annual
                                              Restric-             Com-
  Name and                                    ted Stock   Option   pensa-
   Principal            Fiscal  Salary  Bonus  Awards     Awards   tion
   Position              Year     (1)    (2)     (3)       (4)      (5)      Total
------------            ------  ------- ----- ---------   ------   ------    -----

Dr. Ricardo Moro         2006   $    --    --        --  $230,000      --  $230,000
Chief Executive Officer  2005   $    --    --        --  $225,000      --  $225,000

Dr. Gerald Wittenberg    2006   $    --    --        --  $230,000      --  $230,000
 Principal Financial     2005   $    --    --        --  $225,000      --  $225,000
 Officer, Secretary and
 Treasurer


(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table.

(5) All other compensation received that we could not properly report in any other column of the table.

      Biocurex does not have an audit committee or a compensation committee. The directors of Biocurex approve their own compensation since decisions regarding compensation to be paid to the officers and directors of Biocurex are made by the directors by resolutions adopted by unanimous written consent. Biocurex does not have any policy which prohibits or limits the power of directors to approve their own compensation

Employment Contracts
--------------------

      Biocurex does not have any employment contracts with its executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      None.

Compensation of Directors During Year Ended December 31, 2006
-------------------------------------------------------------

Name                      Paid in Cash     Stock Awards (1) Option Awards (2)
----                      ------------     ---------------- -----------------

Dr. Phil Gold                   --                  --             $55,000

(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

   Directors' fees paid to Dr. Moro and Dr. Wittenberg are included in the Executive Compensation table.

Stock Option and Bonus Plans
----------------------------

      Biocurex has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans."

Non-Qualified Stock Option Plan
-------------------------------

      The Non-Qualified Stock Option Plan authorizes the issuance of shares of Biocurex's common stock to persons that exercise options or warrants granted pursuant to the Plan. Biocurex's employees, directors, officers, consultants and advisors are eligible to be granted options or warrants pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The exercise price of the option or warrant is determined by Biocurex's Board of Directors.

Stock Bonus Plan
----------------

      Under the Stock Bonus Plan, Biocurex's employees, directors, officers, consultants and advisors are eligible to receive a grant of Biocurex's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

ther Information Regarding the Plans
------------------------------------

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

      The following tables show, during the fiscal year ended December 31, 2006, the options granted to, and the options exercised and held by, the persons named below. All options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan.

                                 Options Granted
                                 ---------------
                                                       Exercise
                              Grant        Options    Price Per  Expiration
    Name                      Date       Granted (#)     Share      Date
    ----                      -----      -----------  ---------  ----------

   Dr. Ricardo Moro        02/23/2006      230,000      $0.001   02/28/2010
   Dr. Gerald Wittenberg   02/23/2006      230,000      $0.001   02/28/2010
   Dr. Phil Gold           02/23/2006       55,000      $0.001   02/28/2010

                                Options Exercised
                                -----------------
                                               Shares
                              Date of        Acquired On         Value
                             Exercise        Exercise (1)     Realized (2)
                             --------        ------------     ------------

  Dr. Phil Gold             12/11/2006          25,000         $   17,725

(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2006.

(2) With respect to options exercised during the fiscal year ended December 31, 2006, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                          Shares underlying unexercised
                                Option Which Are:
                          -----------------------------    Exercise   Expiration
         Name            Exercisable       Unexercisable     Price       Date
         ----            -----------       -------------   --------   ----------

     Dr. Ricardo Moro      650,000                           0.001    08/31/2008
     Dr. Gerald
     Wittenberg            650,000                           0.001    08/31/2008
     Dr. Ricardo Moro      450,000                           0.001    03/31/2009
     Dr. Phil Gold          25,000                           0.001    01/31/2009
     Ricardo Moro          225,000                           0.001    01/31/2009
     Gerald Wittenberg     225,000                           0.001    01/31/2009
     Ricardo Moro          230,000                           0.001    02/28/2010
     Gerald Wittenberg     230,000                           0.001    02/28/2010
     Phil Gold              55,000                           0.001    02/28/2010

                              Shares Issuable
                               Upon Exercise       Exercise       Expiration
 Name                         of Warrants (1)       Price            Date
------                        ---------------      --------       ----------

Dr. Gerald Wittenberg              252,278           $0.05          12/31/08
Dr. Gerald Wittenberg            1,275,000           $0.08          01/15/08
Dr. Gerald Wittenberg              450,000           $0.01          09/27/07

(1)  Warrants  were issued  pursuant to  Biocurex's  Non-Qualified  Stock Option
     Plan.

      The following table shows the weighted average exercise price of the outstanding options and warrants granted pursuant to Biocurex's Non-Qualified Stock Option Plan as of December 31, 2006. Biocurex's Non-Qualified Stock Option Plan has not been approved by Biocurex's shareholders.


                  Number                             Number of Securities Remaining
                  of Securities                      Available For Future Issuance
                  to be Issued    Weighted-Average     Under Equity Compensation
                  Upon Exercise   Exercise Price of   Plans (Excluding Securities
                  of Outstanding   of Outstanding      Reflected in Column (a))
Plan category     Options [a]       Options [b]                    [c]
-----------------------------------------------------------------------------------

Non-Qualified Stock    3,065,000      $0.05                   3,446,056
 Option Plan


      The following table shows, as of March 15, 2007, the number of stock options and stock bonuses granted by Biocurex pursuant to the Plans. Each option represents the right to purchase one share of Biocurex's common stock.

                    Total Shares                       Shares       Remaining
                      Reserved   Options   Options    Issued As  Options/Shares
Name of Plan        Under Plans  Granted  Exercised  Stock Bonus   Under Plans
------------        ------------ -------  ---------  ----------- --------------

Non-Qualified Stock  12,500,000 9,598,944 5,538,944         N/A     2,901,056
  Option Plan

Stock Bonus Plan      5,500,000       N/A       N/A   2,475,315     3,024,685


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

   The following table sets forth, as of March 15, 2007, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex's common stock (ii) each officer and director of Biocurex (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                      Number of          Percent of
      Name and Address                Shares (1)            Class
      ----------------                ----------         ----------

      Dr. Ricardo Moro                 2,180,000             5.37%
      1007-1625 West 13th Avenue
      Vancouver, British Columbia
      Canada V6J 2E9

      Dr. Gerald Wittenberg            4,522,203            11.15%
      6857 Churchill Street
      Vancouver, British Columbia
      Canada V6P 5B4

      Dr. Phil Gold                      150,000             0.37%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      All Officers and Directors       6,852,203            16.89%
      as a Group (3 persons)

(1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are presently exercisable.

                                       Shares Issuable
                                        Upon Exercise
         Name                       of Options or Warrants    Exercise Price
         ----                       ----------------------    --------------

         Dr. Ricardo Moro                  1,815,000               $0.001
         Dr. Gerald Wittenberg               252,278               $ 0.05
         Dr. Gerald Wittenberg             1,275,000               $ 0.08
         Dr. Gerald Wittenberg               450,000               $0.001
         Dr. Gerald Wittenberg             1,365,000               $0.001
         Dr. Phil Gold                       140,000               $0.001

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Pacific BioSciences Research Centre conducts all research relating to the technology under development by Biocurex. Pacific BioSciences Research Centre is owned 100% by Dr. Ricardo Moro. See "Business - Research and Development" for information concerning amounts billed to Biocurex by Pacific BioSciences Research Centre. As of December 31, 2006 Biocurex owed Pacific BioScience Research Centre $342,211 for research and administrative expenses paid by Pacific Bioscience Research Centre on behalf of Biocurex.

   As of December 31, 2006 Dr. Gerald Wittenberg had loaned $15,451 to Biocurex. This loan is unsecured, non-interest bearing and due on demand.

      As of December 31, 2006 Dr. Ricardo Moro had loaned $1,100 to Biocurex. This loan is unsecured, non-interest bearing and due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exh No.  Exhibit Name                     Page Number
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

10.2     Asset Purchase Agreement with    Incorporated by reference to Exhibit
         Curex Technologies, Inc.         10.2 to Biocurex's report on From
                                          10-KSB for the year ended December 31,
                                          2001.

31       Rule 13a-14(a) Certifications    ___________________________________

32       Section 1350 Certifications      ___________________________________


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as Biocurex's independent public accountants for the fiscal year ended December 31, 2006 and 2005.

      The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2006 and 2005 by Manning Elliott.

                                                2006              2005
                                                ----              ----

Audit Fees                                    $ 38,000       $ 26,500
Audit Related Fees                                  --             --
Financial Information Systems                       --             --
Design and Implementation Fees                      --             --
Tax Fees                                            --             --
All Other Fees                                      --             --


      Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005




                                      INDEX





Report of Independent Registered Public Accounting Firm                    F-1

Balance Sheets                                                             F-2

Statements of Operations                                                   F-3

Statements of Cash Flows                                                   F-4

Statement of Stockholders' Equity (Deficit)                         F-5 - F-10

Notes to the Financial Statements                                  F-11 - F-32

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Whispering Oaks International, Inc. (dba Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. as of December 31, 2006 and 2005, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 23, 2007

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS

                                                  December 31,    December 31,
                                                      2006            2005
                                                       $                $
   ASSETS

   Current Assets:

       Cash                                          590,254          252,177
       Investment securities (Note 3)                176,426          366,000
       Prepaid expenses and other                     76,340            4,711
       Notes receivable, net of allowance for
       doubtful accounts of $73,489 and
       $65,298, respectively (Note 4)                 36,432           43,770
                                                -------------------------------
   Total Current Assets                              879,452          666,658

   Patents (Note 5)                                  329,004          276,802
                                                -------------------------------

   Total Assets                                    1,208,456          943,460
                                                ===============================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current Liabilities

       Accounts payable                              117,713          322,217
       Accrued liabilities                           109,085           75,679
       Due to related parties (Note 6)               358,763          420,819
       Convertible notes payable (Note 7)            194,828          333,373
                                                -------------------------------

   Total Current Liabilities                         780,389        1,152,088
                                                -------------------------------

   Commitments and Contingencies (Notes 1, 11
   and 12)

   Stockholders' Equity (Deficit)

       Common stock, $0.001 par value;
        125,000,000 shares authorized; 40,425,615
        and 34,065,437 shares issued and
        outstanding, respectively                     40,425           34,065
       Additional paid-in capital                 10,027,813        7,099,095
       Common stock subscribed                             -           85,962
       Accumulated other comprehensive income         72,872          204,000
       Accumulated deficit                          (114,175)        (114,175)
       Deficit accumulated during the
       development stage                          (9,598,868)      (7,517,575)
                                                -------------------------------
   Total Stockholders' Equity (Deficit)              428,067         (208,628)
                                                -------------------------------
   Total Liabilities and Stockholders' Equity
   (Deficit)                                       1,208,456          943,460
                                                ===============================

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS



                                                                 Accumulated
                                                                  During the
                                                               Development Stage
                                            Years Ended         January 1, 2001
                                            December 31,        to December 31,
                                         2006           2005          2006
                                           $             $              $

Revenue                                        -        200,000      414,456
                                      ------------------------------------------

Operating Expenses

   Amortization                           22,281         29,041      108,361
   General and administrative (Note
   6(b))                                 826,779        802,513    3,025,997
   Professional and consulting fees      687,053        584,498    4,102,110
   Research and development (Note
   6(b))                                 572,032        445,260    2,401,592
                                      ------------------------------------------
Total Operating Expenses               2,108,145      1,861,312    9,638,059
                                      ------------------------------------------
Loss From Operations                  (2,108,145)    (1,661,312)  (9,223,604)
                                      ------------------------------------------

Other Income (Expense)

   Gain on extinguishments of
   convertible debt                            -              -       33,584
   Gain (loss) on issuance of shares       7,886              -      (25,589)
   Gain on sale of equity
   investment securities                  95,782              -      185,315
   Interest expense                      (30,521)       (37,204)    (798,144)
   Interest income                        18,865         10,415      362,559
   Intrinsic value of the embedded
    conversion options                   (65,160)       (67,829)    (132,989)
                                      ------------------------------------------

Total Other Income (Expense)              26,852        (94,618)    (375,264)
                                      ------------------------------------------

Net Loss                              (2,081,293)    (1,755,930)  (9,598,868)

Other Comprehensive Income (Loss)

   Unrealized gain (loss) on
    investment securities               (131,128)       (18,000)      72,872
                                      ------------------------------------------

Total Comprehensive Loss              (2,212,421)    (1,773,930)  (9,525,996)
                                      ==========================================

Net Loss Per Share - Basic
 and Diluted                               (0.06)         (0.05)
                                      ============   ============

Weighted Average Shares Outstanding   36,856,000     34,763,000
                                      ============   ============

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                                                   Accumulated
                                                                   During the
                                                                   Development
                                                Years Ended          Stage
                                                December 31,     January 1, 2001
                                                                   to December
                                               2006       2005      31, 2006
                                                 $         $            $
Operating Activities:

Net loss for the period                    (2,081,293) (1,755,930)  (9,598,868)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization                                 22,281      29,041      108,361
  Amortization of deferred compensation             -      26,834      275,000
  Intrinsic value of the embedded
  conversion options                           65,160      67,829      132,989
  Loss (gain) on issuance of shares            (7,886)          -       25,589
  Stock-based compensation expense            792,818     768,737    3,673,522
  Discount on convertible debentures and
  due to related parties                            -           -      736,542
  Variable accounting for equity instruments        -           -     (458,110)
  Gain on extinguishments of debt                   -           -      (33,584)
  Gain on sale of investment securities       (95,782)          -     (290,389)
  Allowance for uncollectible notes
   receivable                                       -      13,398       65,298

Changes in operating assets and liabilities:

  Interest accrued on notes receivable              -      (6,296)      (6,296)
  Prepaid expenses and other                  (36,734)      5,289      (41,445)
  Accounts payable                            288,121     215,660    1,024,506
  Accrued liabilities                          33,406      36,571      109,085
  Deferred revenue                                  -           -     (162,000)
  Subscriptions receivable                          -           -     (100,682)
                                         ---------------------------------------
Net Cash Used in Operating Activities      (1,019,910)   (598,867)  (4,540,482)
                                         ---------------------------------------
Investing Activities:

  Issuance of notes receivable                      -           -     (100,542)
  Proceeds from notes receivable                8,273      93,440      101,713
  Patent costs                                (74,483)    (72,003)    (232,897)
  Proceeds from sale of investment
   securities                                 154,228           -      384,894
                                         ---------------------------------------
Net Cash Provided by Investing Activities      88,018      21,437      153,168
                                         ---------------------------------------
Financing Activities:

  Due to related parties                      (62,056)    (52,607)     424,914
  Proceeds from convertible notes payable           -           -      639,743
  Repayment of convertible notes payable            -           -      (53,000)
   roceeds from private placements of
    common stock and share subscriptions
  P received                                1,454,500     454,594    2,802,772
  Proceeds from the exercise of stock
  options and warrants                             25     333,141    1,043,088
  Share issuance costs                       (122,500)          -     (122,500)
                                         ---------------------------------------
Net Cash Provided by Financing Activities   1,269,969     735,128    4,735,017
                                         ---------------------------------------
Net Increase in Cash                          338,077     157,698      347,703

Cash - Beginning of Year                      252,177      94,479      242,551
                                         ---------------------------------------
Cash - End of Year                            590,254     252,177      590,254
                                         =======================================

Non-cash Investing and Financing
 Activities:
  Share issued to settle debt                 484,738           -      559,847
  Notes payable converted into common shares  138,545     143,370      858,076
                                         =======================================
Supplemental Disclosures:
  Interest paid                                     -           -          779
  Income taxes                                      -           -            -
                                         =======================================


The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD FROM JANUARY 1, 2001
              (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2006
                           (Expressed in U.S. dollars)


                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

Balance at January 1, 2001   8,225,022    8,225    46,775           -           -       -         -  (114,175)         -    (59,175)
Capital contributed relating
 to the forgiveness of
 advances payable
 (February 2001)                     -        -    59,175           -           -       -         -         -          -     59,175
Issuance of common stock at
 $2.00 per share for patents
 and intellectual properties
 (February 2001)             1,950,000    1,950    (1,950)          -           -       -         -         -          -          -
Issuance of common stock at
 $1.51 per share in settlement
 of convertible notes payable
 (May 2001)                  1,544,404    1,545   464,616           -           -       -         -        -           -    466,161
Issuance of common stock for
 cash: October 2001 - $1.25
 per share                      52,000       52    65,000           -           -       -         -        -           -     65,052
December 2001 - $0.97 per share 32,260       32    31,406           -           -       -         -        -           -     31,438
Issuance of common stock at
 $2.00 per share for services
 rendered (December 2001)       11,000       11    21,989           -           -       -         -        -           -     22,000
Issuance of warrants                 -        -   175,000           -           -       -         -        -           -    175,000
Cumulative foreign currency
 translation adjustment              -        -         -           -           -       -    28,213        -           -     28,213
Net loss for the year                -        -         -           -           -       -         -        -  (1,089,464)(1,089,464)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31,
 2001                       11,814,686   11,815   862,011           -           -       -    28,213 (114,175) (1,089,464)  (301,600)

Issuance of common stock
 at $0.75 per share
 (January 2002)                105,313      105    78,880           -           -       -         -        -           -     78,985
Issuance of common stock at
 $0.10 per share to settle
 convertible notes payable
 (December 2002)             1,100,000    1,100   108,900           -           -       -         -        -           -    110,000
Issuance of common stock
for services rendered
 April 2002 - $0.64 per share   77,149       77    49,062           -           -       -         -        -           -     49,139
 July 2002 - $1.25 per share     7,400        8     9,207           -           -       -         -        -           -      9,215
Issuance of common stock for
 consulting services at
 $0.05 per share (November
 2002)                       2,300,000    2,300   112,700           -           - (115,000)       -        -           -          -
Issuance of common stock to
 settle accounts payable at
 $0.08 per share (December
 2002)                         929,244      929    74,181           -           -       -         -        -           -     75,110
Fair value of stock options
 granted                             -        -    21,042           -           -       -         -        -           -     21,042
Fair value of warrants issued        -        -   207,188           -           -       -         -        -           -    207,188
Reclassification of warrants
 and options to liability            -        -  (529,785)          -           -       -         -        -           -   (529,785)
Reclassification of warrant
 liability to equity                 -        -    71,675           -           -       -         -        -           -     71,675
Beneficial conversion feature
 of convertible debt                 -        -    99,800           -           -       -         -        -           -     99,800
Cumulative foreign currency
 translation adjustment              -        -         -           -           -       -   (28,213)       -           -    (28,213)
Net loss for the year                -        -         -           -           -       -         -        -    (646,771)  (646,771)
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2002  16,333,792  16,334  1,164,861          -           - (115,000)       -  (114,175)(1,736,235)  (784,215)



The accompanying notes are an integral part of these financial statements.


                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

Carryforward Balance -
 December31, 2002           16,333,792   16,334 1,164,861           -           - (115,000)       -  (114,175)(1,736,235)  (784,215)
Issuance of common stock
for cash:
 January 2003 - $0.07
   per share                   900,543      900    62,137           -           -        -        -         -          -     63,037
 November 2003 - $0.21
   per  share                  288,095      288    60,195           -           -        -        -         -          -     60,483
Issuance of common stock
pursuant to exercise of
stock options:
 March 2003 - $0.07
   per share                 1,560,000    1,560   107,640           -           -        -        -         -          -    109,200
 May 2003 - $0.16
   per share                 1,000,000    1,000   159,000           -           -        -        -         -          -    160,000
 June 2003 - $0.17
   per share                   305,822      306    51,594           -           -        -        -         -          -     51,900
 November 2003 - $0.001
   per share                   450,000      450         -           -           -        -        -         -          -        450
 March 2003 - $0.07
   per share                   135,000      135     9,315           -           -        -        -         -          -      9,450
 June 2003 - $0.17
   per share                   294,118      294    49,706           -           -        -        -         -          -     50,000
 October 2003 - $0.18
   per share                   277,777      278    49,722           -           -        -        -         -          -     50,000
 November 2003 - $0.24
   per share                   104,167      104    24,896           -           -        -        -         -          -     25,000
Issuance of common stock
for services:
 March 2003 - $0.40
   per share                   156,250      156    62,344           -           -        -        -         -          -     62,500
 October 2003 - $0.16
   per share                 1,000,000    1,000   159,000           -           -  (160,000)      -         -          -          -
Fair value of stock
 options granted                     -        -   841,349           -           -        -        -         -          -    841,349
Amortization of deferred                                                    41,667
 compensation                        -        -         -           -           -        1        -         -          -    141,667
Fair value of warrants issued        -        -   274,601           -           -        -        -         -          -    274,601
Fair value of beneficial
 conversion feature related
 to convertible notes                -        -   255,142           -           -        -        -         -          -    255,142
Fair value of warrants
 issued for loan provided            -        -    99,778           -           -        -        -         -          -     99,778
Reacquisition value of
 beneficial conversion
 feature                             -        -   (33,584)          -           -        -        -         -          -    (33,584)
Unrealized gain on
 investment securities               -        -         -           -           -        -   48,000         -          -     48,000
Net loss for the year                -        -         -           -           -        -        -         - (2,618,955)(2,618,955)
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2003 24,983,564   24,983 3,741,470           -           -  (133,333) 48,000  (114,175)(4,355,190)  (788,245)

Issuance of common stock for cash:
 January 2004- $0.19
   per share                   100,000      100    18,900           -           -        -        -         -          -     19,000
 March 2004 - $0.15
   per share                   633,334      633    94,367           -           -        -        -         -          -     95,000
 March 2004 - $0.19
   per share                   315,790      316    59,684           -           -        -        -         -          -     60,000
 July 2004 - $0.50
   per share                   500,000      500   249,500           -           -        -        -         -          -    250,000



The accompanying notes are an integral part of these financial statements.


                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

July 2004 - $0.60 per share     33,333       33    19,967           -           -        -        -         -          -     20,000
Dec 2004 - $0.47 per share     320,600      321   150,361           -    (150,682)       -        -         -          -          -
Issuance of common stock
for services:
 February 2004 - $0.22
   per share                   142,928      143    31,301           -           -        -        -         -          -     31,444
 March 2004 - $0.23
   per share                    25,000       25     5,725           -           -        -        -         -          -      5,750
 July 2004 - $0.91
   per share                   200,000      200   181,800           -           -        -        -         -          -    182,000
 October 2004 - $0.72
   per share                    60,000       60    43,140           -           -        -        -         -          -     43,200
 December 2004 - $0.63
   per share                    79,616       80    50,078           -           -        -        -         -          -     50,158
Issuance of common stock
pursuant to the exercise
of stock options for cash:
 March 2004 - $0.14
   per share                    40,000       40     5,560           -           -        -        -         -          -      5,600
 March 2004 - $0.22
   per share                   200,000      200    43,800           -           -        -        -         -          -     44,000
 April 2004 - $0.14
   per share                    65,000       65     9,035           -           -        -        -         -          -      9,100
 April 2004 - $0.001
   per share                   150,000      150         -           -           -        -        -         -          -        150
 July 2004 - $0.14
   per share                   125,000      125    17,375           -           -        -        -         -          -     17,500
 July 2004 - $0.07
   per share                    25,000       25     1,725           -           -        -        -         -          -      1,725
 July 2004 - $0.001
   per share                   200,000      200         -           -           -        -         -          -        -        200
 September 2004 - $0.07
   per share                    20,000       20     1,380           -           -        -        -         -          -      1,400
 October 2004 - $0.73
   per share                   128,000      128    93,312           -           -        -        -         -          -     93,440
Fair value of stock
 options granted                     -        -   419,204           -           -        -        -         -          -    419,204
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 June 2004 - $0.07 per share   628,571      629    43,371           -           -        -        -         -          -     44,000
 June 2004 - $0.19 per share   105,263      105    19,895           -           -        -        -         -          -     20,000
 July 2004 - $0.05 per share    30,000       30     1,470           -           -        -        -         -          -      1,500
 July 2004 - $0.30 per share   153,945      154    46,030           -           -        -        -         -          -     46,184
 August 2004 - $0.21
   per share                   338,095      338    70,662           -           -        -        -         -          -     71,000
 September 2004 - $0.07
   per share                   271,972      272    18,766           -           -        -        -         -          -     19,038
 September 2004 - $0.001
   per share                   200,000      200         -           -           -        -        -         -          -        200
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 December 2004 - $0.08
   per share                   145,683      146    11,509           -           -        -        -         -          -     11,655



The accompanying notes are an integral part of these financial statements.


                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

December 2004 - $0.05
  per share                    337,313      337    16,528           -           -        -        -         -          -     16,865
December 2004 - $0.30
  per share                    206,300      206    61,684           -           -        -        -         -          -     61,890
Amortization of deferred
 compensation                        -        -         -           -           -  106,499        -         -          -    106,499
Unrealized gain on investment
 securities                          -        -         -           -           -  174,000        -         -          -    174,000
Net loss for the year                -        -         -           -           -        -        -         - (1,406,455)(1,406,455)
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2004 30,764,307   30,764 5,527,599           -    (150,682) (26,834) 222,000  (114,175)(5,761,645)  (272,973)

Issuance of common stock
for services:
 February 2005 - $0.71
   per share                    15,492       15    10,985           -           -        -        -         -          -     11,000
 March 2005 - $0.90
   per share                    30,000       30    26,970           -           -        -        -         -          -     27,000
 May 2005 - $1.26
   per share                    15,000       15    18,885           -           -        -        -         -          -     18,900
 July 2005 - $1.00
   per share                    70,000       70    72,930           -           -        -        -         -          -     73,000
 December 2005 - $0.89
   per share                    25,000       25    22,225           -           -        -        -         -          -     22,250
Issuance of common stock
for cash:
 May 2005 - $1.00
   per share                    25,000       25    24,975           -           -        -        -         -          -     25,000
 June 2005 - $1.00
   per share                   135,000      135   134,865           -           -        -        -         -          -    135,000
 June 2005 - $1.10
   per share                     4,545        5     4,995           -           -        -        -         -          -      5,000
Issuance of common stock
pursuant to the exercise
of stock options for notes
receivable:
 February 2005 - $0.60
   per share                    209,000     209   125,191           -           -        -        -         -          -    125,400
 April 2005 - $0.60
   per share                      5,000       5     7,495           -           -        -        -         -          -      7,500
Fair value of stock
 options granted                      -       -   384,500           -           -        -        -         -          -    384,500
Issuance of common
stock pursuant to the
exercise of stock
options for cash:
 March 2005 - $0.001
   per share                  1,750,000   1,750         -           -           -        -        -         -          -      1,750
 March 2005 - $0.07
   per share                     25,000      25     1,725           -           -        -        -         -          -      1,750
 December 2005 - $0.001
   per share (cancellation)  (1,750,000) (1,750)        -           -           -        -        -         -          -     (1,750)
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 January 2005 - $0.30
   per share                     26,305      26     7,865           -           -        -        -         -          -      7,891
 January 2005 - $0.38
   per share                     65,789      66    24,934           -           -        -        -         -          -     25,000



The accompanying notes are an integral part of these financial statements.

                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

March 2005 - $0.21 per share    50,000       50    10,450           -           -        -        -         -          -     10,500
March 2005 - $0.001 per share  450,000      450         -           -           -        -        -         -          -        450
June 2005 - $0.21 per share    682,714      683   142,687           -           -        -        -         -          -    143,370
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 June 2005 - $0.10 per share   600,000      600    59,400           -           -        -        -         -          -     60,000
 August 2005 - $0.75 per share  77,266       77    57,873           -           -        -        -         -          -     57,950
 December 2005 - $0.001 per
  share (cancellation)        (450,000)    (450)        -           -           -        -        -         -          -       (450)
Issuance of common stock
pursuant to the cashless
exercise of warrants:
 February 2005 (139,474
   warrants)                    70,643       71       (71)          -           -        -        -         -          -          -
 March 2005 (272,903
   warrants)                   213,576      213      (213)          -           -        -        -         -          -          -
Issuance of common stock
 pursuant to the conversion
 of notes payable (February
 2005)                         955,800      956   142,414           -           -        -        -         -          -    143,370
February 2005, fair value of
 warrants issued on conversion
 of note payable December 2005,
 fair value of warrants issued
 for services                        -         -  222,587           -           -        -        -         -          -    222,587
Proceeds from stock
 subscriptions receivable            -         -        -     150,682           -        -        -         -          -    150,682
Proceeds from common shares
 subscribed pursuant to
 warrants exercised                  -         -        -      85,962           -        -        -         -          -     85,962
Amortization of deferred
 compensation                        -         -        -           -      26,834        -        -         -          -     26,834
Unrealized loss on investment
 securities                          -         -        -           -           -  (18,000)       -         -          -    (18,000)
Net loss for the year                -         -        -           -           -        -        -         - (1,755,930)(1,755,930)
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2005 34,065,437    34,065 7,099,098      5,962           -        -  204,000  (114,175)(7,517,575)  (208,628)

Issuance of common stock
for services:
 June 2006 - $1.50 per share    25,000        25    37,475          -           -        -        -         -          -     37,500
 July 2006 - $0.72 per share    37,500        38    26,962          -           -        -        -         -          -     27,000
 July 2006 - $0.77 per share    37,500        38    28,837          -           -        -        -         -          -     28,875
 September 2006 - $0.80
   per share                   100,000       100    79,900          -           -        -        -         -          -     80,000
 October 2006 - $0.75
   per share                   225,000       225   168,525          -           -        -        -         -          -    168,750


The accompanying notes are an integral part of these financial statements.

                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

   per share                   225,000       225   168,525          -           -        -        -         -          -    168,750


November 2006 - $0.86
   per share                    50,000        50    42,950          -           -        -        -         -          -     43,000
Issuance of common stock
for debt settlement:
 January 2006 - $0.78
   per share                   200,000       200   155,800          -           -        -        -         -          -    156,000
 January 2006 - $0.83
   per share                     6,250         6     5,181          -           -        -        -         -          -      5,187
 February 2006 - $0.73
   per share                     6,850         6     4,994          -           -        -        -         -          -      5,000
 June 2006 - $0.95
   per share                    90,000        90    85,410          -           -        -        -         -          -     85,500
 September 2006 - $0.55
   per share                    15,000        15     8,235          -           -        -        -         -          -      8,250
 September 2006 - $0.80
   per share                   200,000       200   159,800          -           -        -        -         -          -    160,000
 October 2006 - $0.72
  per share                     90,000        90    64,710          -           -        -        -         -          -     64,800
Issuance of common stock
for cash:
 April 2006 - $0.50
   per share                   150,000       150    74,850          -           -        -        -         -          -     75,000
 July 2006 - $0.50 per share   150,000       150    74,850          -           -        -        -         -          -     75,000
 July 2006 - $0.70 per share   110,000       110    76,890          -           -        -        -         -          -     77,000
 September 2006 - $0.50
   per share                   460,000       460   229,540          -           -        -        -         -          -    230,000
 October 2006 - $0.50
   per share                 1,995,000     1,995   995,505          -           -        -        -         -          -    997,500
Share issuance costs                 -         -  (122,500)         -           -        -        -         -          -   (122,500)
Issuance of common stock
 pursuant to the exercise of
 stock options (December 2006)  25,000         25        -          -           -        -        -         -          -         25
 $0.001 per share
Fair value of stock
 options granted                     -          -  375,457          -           -        -        -         -          -    375,457
Fair value of stock
 options modified                    -          -   68,067          -           -        -        -         -          -     68,067
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 January 2006 - $0.10
   per share                   500,000        500    49,500   (50,000)          -        -        -         -          -          -
 January 2006 - $0.05
   per share                   719,244        719    35,243   (35,962)          -        -        -         -          -          -
Issuance of common stock
 pursuant to the conversion
 of notes payable (September
 2006)                       1,167,834      1,168   137,377         -           -        -        -         -          -    138,545
September 2006, fair value of
 warrants issued on conversion
 of note payable                     -          -    65,160         -           -        -        -         -          -     65,160
Unrealized loss on investment
    securities                       -          -         -         -           -        - (131,128)        -          -   (131,128)
Net loss for the year                -          -         -         -           -        -        -         - (2,081,293)(2,081,293)
    --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006  40,425,615    40,425  10,027,813        -           -        -   72,872  (114,175)(9,598,868)   428,067
====================================================================================================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of December 31, 2006 the Company has working capital of $99,063 and accumulated losses of $9,598,868 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivable, stock-based compensation, intangible asset valuations and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Use of Estimates (cont'd)

   differences between the estimates and the actual results, future results of operations will be affected.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Research and Development Costs

   Research and development costs are charged to operations as incurred.

   Financial Instruments/Concentrations

   The fair values of cash, investment securities, notes receivable, accounts payable, accrued liabilities, due to related parties and convertible notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   For the year ended December 31, 2006, the Company has nil revenue. For the year ended December 31, 2005, revenue from a single customer represented 100% of total revenue.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2006 and 2005, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2006 and 2005, the Company had approximately 14,371,000 and 12,782,000, respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

   Stock-based Compensation

   Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of the adoption of SFAS 123R, there was no change to the Company's net loss from operations for the year ended December 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock-based Compensation (continued)

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

   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans for the prior period presented. For purposes of the pro forma disclosure, the fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1.3 years, a risk-free rate of 3.27% and an expected volatility of 130%. The weighted average grant date fair value of stock options for the year ended December 31, 2005 was $0.68 per share.

                                                                 Year Ended
                                                              December 31, 2005

   Net loss - as reported                                          $(1,755,930)

   Add: Stock-based employee compensation included in
       net loss - as reported                                          384,500

   Deduct: Stock-based employee compensation determined
       under the fair value method                                    (410,218)
                                                                    -----------


   Pro forma net loss                                              $(1,781,648)
                                                                   ===========

   Basic and diluted loss per share:
     As reported                                                         (0.05)
     Pro forma                                                           (0.05)

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements

   In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

   In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)". SFAS No. 158 requires recognition of the funded status of defined benefit plans in statements of financial position. It also requires recognition in comprehensive income of changes in the funding status of such plans during the year a change occurs, as well as modifies the timing of reporting and disclosures requirements. SFAS No. 158 is effective for recognition of funding status and disclosure as of the end of the fiscal year ending after December 15, 2006. The measurement of defined benefit plan assets and benefit obligations under SAFS No. 158 is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material effect on our financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (cont'd)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (cont'd)

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

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a licensing agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2005 the value of these shares was $366,000 and the unrealized loss of $18,000 was recorded as comprehensive loss for the year then ended. During the year ended December 31, 2006, the Company sold 216,465 shares for total proceeds of $154,228, resulting in a realized gain of $95,782. As of December 31, 2006 the Company has 383,535 shares and the fair market value of these shares was $176,426. An unrealized loss of $131,128 has been recorded as other comprehensive loss for the year ended December 31, 2006.

4. NOTES RECEIVABLE
                                                              December 31,
                                                            2006        2005
                                                            ----        ----
                                                             $           $

   Note receivable including interest at prime plus 4%     73,489      65,298
   Notes receivables from employees                        36,432      43,770
   Less: allowance for doubtful accounts                  (73,489)    (65,298)
                                                         ---------------------

   Total                                                   36,432      43,770
                                                         =====================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


4. NOTES RECEIVABLE (continued)

    Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

5. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. Patent costs of $74,483 and $72,003 were capitalized during the years ended December 31, 2006 and 2005, respectively.

   A schedule of the patents is as follows:
                                                              December 31,
                                                            2006        2005
                                                             $           $

   Patents                                                437,365     362,882
   Less: accumulated amortization                        (108,361)    (86,080)
   ----------------------------------------------------------------------------

   Net carrying value                                     329,004     276,802
   ----------------------------------------------------------------------------


   Amortization expense totaled $22,281 and $29,041 for the years ended December 31, 2006 and 2005, respectively.

   The estimated future amortization expense is as follows:

                                   $

               2007              22,281
               2008              22,281
               2009              22,281
               2010              22,281
               2011              22,281
               Thereafter       217,599
                               -----------
                                329,004
                               -----------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

6. RELATED PARTY TRANSACTIONS/BALANCES

                                                    December 31,   December 31,
                                                        2006          2005
                                                    -----------    -----------

   a)Due to an officer - interest                            -        74,009
   b)Due to Pacific BioSciences Research Centre Inc.   342,211       337,610
   c)Due to officers                                    16,552         9,200
                                                     ---------      --------
                                                       358,763       420,819
                                                     =========      ========

a) The Company received advances from an officer of the Company that were unsecured, bore interest at 11% and are due on demand. During fiscal 2004, the Company repaid the advances totalling $143,089. Accrued interest of $74,009 was repaid in full in October 2006.

b) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the years ended December 31, 2006 and 2005, Pacific performed research and development for the Company valued at $544,460 and $445,260, respectively.

      Pacific also provided general and administrative services during the years ended December 31, 2006 and 2005, valued at $204,946 and $159,774, respectively. Included in these amounts were rent expense of 56,762 and 52,730, respectively. During the year ended December 31, 2006, Pacific charged interest of $16,994 (2005 - $19,778), calculated at prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

c) The amounts owing to officers are unsecured, non-interest bearing and due on demand.

7. CONVERTIBLE NOTES PAYABLE

   The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

7. CONVERTIBLE NOTES PAYABLE (continued)

   warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

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

   In February 2005, a note in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. In accordance with EITF 00-27, the Company recognized $67,829 for the intrinsic value of the embedded conversion option.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

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

8. COMMON STOCK

    For the year ended December 31, 2006:


a) In December 2006, the Company issued 25,000 shares of common stock to a director pursuant to the exercise of 25,000 stock options for $25.

b) In November 2006, the Company issued a total of 50,000 shares of common stock to a consultant at a fair value of $43,000 for consulting services, of which $7,170 was expensed and $35,830 was recorded as prepaid expenses as at December 31, 2006.

c) In October 2006, the Company issued 225,000 shares of common stock at a fair value of $168,750 for consulting services rendered.

d) In October 2006, the Company issued 90,000 shares of common stock at a fair value of $64,800 to settle debt.

e) In October 2006, the Company issued 1,995,000 units at $0.50 per unit for proceeds of $997,500. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.90 per share expiring on September 1, 2008. The Company paid commissions of $122,500 in connection with this private placement.

f) In September 2006, the Company issued 460,000 units at $0.50 per unit for proceeds of $230,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.90 per share expiring on September 1, 2008.

g) In September 2006, the Company issued 100,000 shares of common stock to a consulting firm at a fair value of $80,000 for consulting service rendered.

h) In September 2006, the Company issued 15,000 shares of common stock at a fair value of $8,250 to settle debt.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

8.    COMMON STOCK (continued)

   For the year ended December 31, 2006: (continued)

i) In September 2006, the Company issued 200,000 shares of common stock at a fair value of $160,000 to settle debt.

j) In July 2006, the Company issued 150,000 units at a $0.50 per unit for proceeds of $75,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.80 per share expiring on April 15, 2008.

k) In July 2006, the Company issued 110,000 units at $0.70 per unit for proceeds of $77,000. Each unit consisted of one share of one common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00 per share expiring on April 15, 2008.

l) In July 2006, the Company issued a total of 75,000 shares of common stock to two consultants at a fair value of $55,875 for consulting services rendered.

m) In July 2006, a note payable in the amount of $61,890 was converted into 343,833 units. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.20 per share expiring on July 7, 2011.

n) In July 2006, a note payable in the amount of $11,655 was converted into 233,092 units. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.055 per share expiring on July 7, 2011.

o) In July 2006, a note payable in the amount of $65,000 was converted into 590,909 units. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.12 per share expiring on July 19, 2011.

p) In June 2006, the Company issued 90,000 shares of common stock at a fair value of $85,500 to settle debt.

q) In June 2006, the Company issued 25,000 shares of common stock at a fair value of $37,500 for consulting services.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

8. COMMON STOCK (continued)

   For the year ended December 31, 2006: (continued)

r) In April 2006, the Company issued 150,000 units at $0.50 per unit for proceeds of $75,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.80 per share expiring on April 15, 2008.

s) In February 2006, the Company issued 6,850 shares of common stock at a fair value of $5,000 to settle debt.

t) In January 2006, the Company issued 206,250 shares of common stock at a fair value of $161,187 to settle debt.

u) In January 2006, the Company issued 1,219,244 shares of common stock for common share subscriptions totaling $85,962 received in December 2005 pursuant to the exercise of share purchase warrants.

   For the year ended December 31, 2005:

a) In December 2005, the Company received subscriptions of $19,712 for 394,244 shares of common stock at $0.05 per share pursuant to the exercise of share purchase warrants.

b) In December 2005, the Company received subscriptions of $50,000 for 500,000 shares of common stock at $0.10 per share pursuant to the exercise of share purchase warrants.

c) In December 2005, the Company received subscriptions of $16,250 for 325,000 shares of common stock at $0.05 per share pursuant to the exercise of share purchase warrants.

d) In December 2005, the Company issued 25,000 shares of common stock for consulting services at a fair value of $22,250.

e) In December 2005, two directors cancelled 1,750,000 stock options to purchase the Company's common stock for $1,750.

f) In December 2005, a director cancelled 450,000 share purchase warrants to purchase the Company's common stock for $450.

g) In August 2005, the Company issued 77,266 shares of common stock at $0.75 per share for proceeds of $57,950.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

8. COMMON STOCK (continued)

   For the year ended December 31, 2005:

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

m) In May 2005, the Company issued 682,714 shares of common stock at $0.21 per share pursuant to the exercise of share purchase warrants for proceeds of $143,370.

n) In May 2005, the Company issued 25,000 shares of common stock at $1.00 per share for proceeds of $25,000.

o) In May 2005, the Company issued 15,000 shares of common stock at a fair value at $18,900 to an employee for a performance bonus.

p) In April 2005, an employee exercised 5,000 stock options to purchase the Company's common stock for $3,000. The Company received a note receivable for $3,000.

q) In March 2005, the Company issued 213,576 shares of common stock pursuant to the exercise of 272,903 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant.

r) In March 2005, two directors exercised 1,750,000 stock options to purchase the Company's common stock for $1,750.

s) In March 2005, a director exercised 450,000 share purchase warrants to purchase the Company's common stock for $450.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

8. COMMON STOCK (continued)

   For the year ended December 31, 2005:

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

w) In February 2005, the Company issued 209,000 shares of common stock to seven employees for the exercise of their stock options at their exercise price of $0.60 per share of common stock. The Company received note receivables totaling $125,400.

x) In February 2005, the Company issued 7,042 shares of common stock at a fair value of $5,000 for consulting services rendered by Pacific.

y) In February 2005, the Company issued 8,450 shares of common stock at a fair value of $6,000 for consulting services received.

z) In February 2005 the Company issued 70,643 shares of common stock pursuant to the exercise of 139,474 share purchase warrants by a note holder. This exercise was based on the cashless exercise provision of the share purchase warrant. A note payable to this same note holder in the amount of $143,370 was converted into 955,800 units at $0.15 per unit. Each unit consisted of one common share and one share purchase warrant entitling the holder to acquire an additional share of common stock at an exercise price of $0.17 per share expiring March 9, 2010.

aa) In January 2005, the Company issued 26,305 shares of common stock at $0.30 per share and 65,789 common shares at $0.38 per share pursuant to the exercise of share purchase warrants for total proceeds of $32,891.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


9. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                                               Weighted Average
                                                                Exercise Price
                                                 Number                $

   Balance, December 31, 2004                  7,412,178             0.22
      Issued                                   1,564,466             0.67
      Exercised                               (3,056,429)            0.15
      Expired                                   (200,000)            1.15
                                         ---------------          -------

   Balance, December 31, 2005                  5,720,215             0.36

      Issued                                   4,127,834             0.67
      Expired                                   (693,633)            0.94
                                             -----------          -------

   Balance, December 31, 2005                  9,154,416             0.46
                                               =========             ====


   As at December 31, 2006, the following share purchase warrants were outstanding:

      Warrants          Exercise Price    Expiration Date
      --------          --------------    ---------------

      266,667              $0.17          March 31, 2007
      266,667               0.15          March 31, 2007
       38,666               1.10          June 30, 2007
      160,000               3.25          August 23, 2007
      450,000               0.001         September 27, 2007
    1,275,000               0.08          January 15, 2008
       55,000               1.00          April 15, 2008
      300,000               0.80          April 15, 2008
    2,455,000               0.90          September 1, 2008
      250,000               0.01          September 8, 2008
      150,000               0.85          October 230, 2008
      541,666               0.12          October 31, 2008

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


9. SHARE PURCHASE WARRANTS (continued)

           Warrants     Exercise Price    Expiration Date
           --------     --------------    ---------------

            199,311         0.17          November 11, 2008
            252,278         0.05          December 31, 2008
            210,527         0.19          March 31, 2009
            955,800         0.17          March 9, 2010
            343,833         0.20          July 7, 2011
            233,092         0.06          July 7, 2011
            590,909         0.12          July 19, 2011
           --------

          9,154,416


   On October 30, 2006, the Company extended the term of 252,278 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The fair value of these share purchase warrants was estimated at the date of modification using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 2 years, expected volatility of 103%, expected dividend yield of 0%, and a risk free interest rate of 4.93%. There was no incremental compensation cost to be recognized.

10.   STOCK OPTIONS

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 3,446,056 common shares available for future issuance as of December 31, 2006.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

10.   STOCK OPTIONS (continued)

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 3,159,685 common shares available for future issuance as of December 31, 2006.

   On February 23, 2006, the Company granted 515,000 options to three directors of the Company at a below market exercise price of $0.001 per share expiring on February 28, 2010. The stock options vested immediately upon grant and stock-based compensation expense totaling $375,457 was charged to operations.

   On October 30, 2006, the Company extended the term of 100,000 fully vested stock options. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $68,066 for these modified stock options.

   The total intrinsic value of stock options exercised during 2006 was $17,725.

   There are no unvested stock options as at December 31, 2006.

   A summary of the changes in the Company's stock options is presented below:

                                   Year Ended                Year Ended
                               December 31, 2006          December 31, 2005
                                          Weighted                  Weighted
                                           Average                   Average
                              Number of   Exercise      Number of   Exercise
                               Shares       Price         Shares      Price
                            -----------   --------      ---------   ---------
                                              $                         $

   Outstanding at beginning
   of year                    2,575,000      0.06       2,137,000     0.07
   Granted                      515,000      0.001        672,000     0.26
   Exercised                    (25,000)     0.001       (234,000)    0.54

   Outstanding at end of
   year                       3,065,000      0.05       2,575,000     0.06
   -------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


10. STOCK OPTIONS (continued)

   Additional information regarding stock options as at December 31, 2006 is as follows:

                              Outstanding and Exercisable
                    ------------------------------------------------
                                                          Aggregate
                                Weighted     Weighted     Intrinsic
                                 Average     Average    Value Weighed
Exercise                        Remaining    Exercise       Average
 Prices         Number of       Contractual    Price     Exercise Price
   $             Shares         Life (Years)     $              $

 0.001         2,740,000           2.26        0.001       1,970,060
 0.07            100,000           1.84        0.07           65,000
 0.14             35,000          0.001        0.14           20,300
 0.60             18,000           0.78        0.60            2,160
 0.75            172,000           0.92        0.75                -
              ------------------------------------------------------

               3,065,000           2.13        0.05        2,057,520
              ======================================================

   The fair value of stock options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                Year End December 31, 2006

         Expected life                                     1.2 years
         Expected volatility                                    102%
         Expected dividend yield                                  0%
         Risk free interest rate                               4.64%
         Grant or modification date fair value per option      $0.72

11.   COMMITMENTS

a) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of December 31, 2006, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2006, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)

12.   LEGAL PROCEEDINGS

   In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

13.   INCOME TAXES

   At December 31, 2006 and 2005, the Company had net operating losses to carry forward totaling approximately $7,327,000 and $5,755,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company's ability to generate taxable income during the carry forward period through to 2026.

   The reconciliation of the Company's effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2006 and 2005.

                                                             2006       2005

         Federal income tax rate                              35%        35%
         Effect of valuation allowance                       (35%)      (35%)
   ----------------------------------------------------------------------------

         Effective income tax rate                             0%         0%
   ============================================================================


   Any income subject to tax in Canada will be taxed at essentially the same rate as that in the United States.

   Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carry forward that gave rise to the Company's deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

                                                         2006         2005
                                                           $            $

         Net operating losses carried forward         2,564,450    2,014,000
         Less: valuation allowance                   (2,564,450)  (2,014,000)
   ----------------------------------------------------------------------------
         Net deferred tax asset                               -             -
   ============================================================================

   For the year ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $550,450 and $312,000, respectively.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                           (Expressed in U.S. dollars)


14.   SUBSEQUENT EVENTS

a) On January 15, 2007, the Company issued 135,000 shares of common stock at a fair value at $83,700 to eight employees for performance bonuses.

b) On January 31, 2007, the Company granted 580,000 stock options to three directors at a below market exercise price of $0.001 with a term of three years.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2007.

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

Signature                        Title                Date



/s/ Ricardo Moro                Director            March 30, 2007
----------------------
Dr. Ricardo Moro


/s/ Gerald Wittenberg           Director            March 30, 2007
----------------------
Dr. Gerald Wittenberg


/s/ Phil Gold                   Director            March 28, 2007
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                   FORM 10-KSB

                                    EXHIBITS