Form 10QSB
period 2007-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2007-05-10
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                    ----------------------------------------
              (address of principal executive offices) (Zip Code)


                                 (604) 207-9150
               -------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    ___X ___
                  ------------                     --

As of May 9, 2007, the Company had 40,560,615 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                                 March 31, 2007
                                   (unaudited)



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

Statements of Operations                                                 F-2

Statements of Cash Flows                                                 F-3

Notes to the Financial Statements                                 F-4 - F-13

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS



                                                    March 31,    December 31,
                                                      2007           2006
                                                        $              $
                                                   (unaudited)
ASSETS

Current Assets

   Cash                                               377,305        590,254
   Investment securities (Note 3)                     145,743        176,426
   Prepaid expenses and other                          46,461         77,275
   Notes receivable, net of allowance for
    doubtful accounts of $73,489 (Note 4)              35,497         35,497
                                                 -------------   ------------

Total Current Assets                                  605,006        879,452

Patents (Note 5)                                      335,057        329,004
                                                 -------------   ------------

Total Assets                                          940,063      1,208,456
                                                 =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                   128,720        117,713
   Accrued liabilities                                158,928        109,085
   Due to related parties (Note 6)                    357,546        358,763
   Convertible notes payable (Note 7)                 194,828        194,828
                                                 -------------   ------------
Total Current Liabilities                             840,022        780,389
                                                 -------------   ------------

Commitments and Contingencies (Notes 1 and 10)

Stockholders' Equity
   Common stock
     Authorized:125,000,000 shares, par value
     $0.001
     Issued and outstanding: 40,560,615 and
      40,425,615, respectively                         40,560         40,425
   Additional paid-in capital                      10,447,278     10,027,813
   Common stock subscribed (Note 8(a))                 85,333              -
   Accumulated other comprehensive income              42,189         72,872
   Accumulated deficit                               (114,175)      (114,175)
   Deficit accumulated during the development
   stage                                          (10,401,144)    (9,598,868)
                                                 -------------   ------------

Total Stockholders' Equity                                           428,067
                                                 -------------   ------------

Total Liabilities and Stockholders' Equity            940,063      1,208,456
                                                 =============   ============


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Accumulated
                                                                    During the
                                                                   Development
                                                                      Stage
                                                                     January 1,
                                            Three Months Ended         2001
                                                 March 31,         to March 31,
                                             2007         2006         2007
                                               $            $            $

Revenue                                      50,000            -       464,456
                                         -----------   ----------   -----------

Operating Expenses

  Amortization                                5,813        5,061       114,174
  General and administrative (Note 6(b))    591,796      430,191     3,617,793
  Professional and consulting fees           86,419       80,121     4,188,529
  Research and development (Note 6(b))      148,613      120,975     2,550,205
                                         -----------   ----------   -----------

Total Operating Expenses                    832,641      636,348    10,470,701
                                         -----------   ----------   -----------

Loss From Operations                       (782,641)    (636,348)  (10,006,245)
                                         -----------   ----------   -----------

Other Income (Expense)

  Gain on extinguishments of convertible
  debt                                            -            -        33,584
  Gain on sale of equity investment
  securities                                      -            -       185,315
  Interest expense                           (6,640)      (8,245)     (804,784)
  Interest income                               871        2,639       363,430
  Intrinsic value of the embedded
  conversion options                              -            -      (132,989)
  Loss on issuance of shares                (13,866)     (19,028)      (39,455)
                                         -----------   ----------   -----------

  Total Other Income (Expense)              (19,635)     (24,634)     (394,899)
                                         -----------   ----------   -----------

Net Loss for the Period                    (802,276)    (660,982)  (10,401,144)

Other Comprehensive Income (Loss)

  Unrealized gain (loss) on investment
  securities                                (30,683)      30,000        42,189
                                         -----------   ----------   -----------

Total Comprehensive Loss                   (832,959)    (630,982)  (10,358,955)
                                         ===========   ==========   ===========

Net Loss Per Share - Basic and Diluted      (0.02)         (0.02)
                                         ===========   ==========

Weighted Average Shares Outstanding      40,506,000   35,174,000
                                         ===========   ==========

    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                         2007         2006
                                                           $            $
    OPERATING ACTIVITIES:

    Net loss for the period                            (802,276)    (660,982)

    Adjustments to reconcile net loss to net cash used in operating activities:

      Amortization                                        5,813        5,061
      Loss on issuance of shares                         13,866       19,028
      Stock-based compensation                          419,600      375,457

    Changes in operating assets and liabilities:

      Prepaid expenses and other                         30,814          729
      Accounts payable                                   (2,859)      23,591
      Accrued liabilities                                49,843       49,544
                                                     -----------  -----------

    Net Cash Used in Operating Activities              (285,199)    (187,572)
                                                     -----------  -----------
    INVESTING ACTIVITIES:

      Patent costs                                      (11,866)           -
                                                     -----------  -----------

    Net Cash Used by Investing Activities               (11,866)           -
                                                     -----------  -----------
    FINANCING ACTIVITIES:

      Due to related parties                             (1,217)           -
      Proceeds from the exercise of share purchase
      warrants                                           85,333            -
                                                     -----------  -----------

    Net Cash Provided by Financing Activities            84,116            -
                                                     -----------  -----------

    Net Decrease in Cash                               (212,949)    (187,572)

    Cash - Beginning of Period                          590,254      252,177
                                                     -----------  -----------

    Cash - End of Period                                377,305       64,605
                                                     ===========  ===========

    NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Shares issued to settle debt                            -      166,187
                                                     ===========  ===========

    SUPPLEMENTAL DISCLOSURES:
       Interest paid                                          -            -
       Income taxes paid                                      -            -


    The accompanying notes are an integral part of these financial statements

                       Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at March 31, 2007 the Company has a working capital deficiency of $235,016 and has accumulated losses of $10,401,144 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of patent costs, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's

   Use of Estimates (cont'd)

   estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Long-lived Assets

   In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

   Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Financial Instruments/Concentrations (continued)

   For the three months ended March 31, 2007, revenue from a single customer represented 100% of total revenue.

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2007 and 2006, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2007 and 2006, the Company had approximately 14,223,000 and 13,297,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

   Stock-Based Compensation

   The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method.

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

   Recent Accounting Pronouncements

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

   In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

   In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of March 31, 2006 the value of these shares was $396,000 and an unrealized gain of $30,000 was recorded as other comprehensive gain for the three months ended March 31, 2006. In 2006, the Company sold 216,465 shares for total proceeds of $154,228, resulting in a realized gain of $95,782. As at March 31, 2007, the Company has 383,535 shares; the value of these shares was $145,743 and an unrealized loss of $30,683 was recorded as other comprehensive loss for the three months ended March 31, 2007.

4. NOTES RECEIVABLE

                                                      March 31,   December 31,
                                                         2007         2006
                                                          $            $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     35,497       35,497
   Less: allowance for doubtful accounts               (73,489)     (73,489)
   ----------------------------------------------------------------------------

   Total                                                35,497       35,497
   ----------------------------------------------------------------------------

   Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

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

   A schedule of the patents is as follows:

                                                      March 31,   December 31,
                                                          2007       2006

   Patents                                          $ 449,231     $ 437,365
   Less: accumulated amortization                    (114,174)     (108,361)
                                                   ----------    ----------

   Net Carrying Value                               $ 335,057     $ 329,004
                                                    =========     =========


   Amortization expense totaled $5,813 and $5,061 for the three months ended March 31, 2007 and 2006, respectively.

   The estimated future amortization expense is as follows:

                  2007         $ 17,437
                  2008           23,250
                  2009           23,250
                  2010           23,250
                  2011           23,250
                  Thereafter    224,620
                              ---------
                               $335,057
                              =========

6. RELATED PARTY TRANSACTIONS

                                                         March 31,  December 31,
                                                           2007         2006

   a)   Due to Pacific BioSciences Research Centre Inc.  $340,994     $342,211
   b)   Due to officers                                    16,552       16,552
                                                       ----------   ----------

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

6.    RELATED PARTY TRANSACTIONS (continued)

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2007 and 2006, Pacific performed research and development for the Company valued at 144,561and $120,975, respectively.
b)
      Pacific also provided administrative services during the three months ended March 31, 2007 and 2006, valued at $49,984 and $43,901, respectively. During the three months ended March 31, 2007 and 2006, Pacific charged interest of $4,238 and $4,124, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

c) The amounts owing to officers are unsecured, non-interest bearing and due on demand.

d) During the three month period ended March 31, 2007, the Company granted 580,000 stock options to three directors at a below market exercise price of $0.01 per share. Refer to Note 9(c).

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

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

7. CONVERTIBLE NOTES PAYABLE (continued)

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

   In July 2006, a note in the amount of $61,890 was converted into 343,833 units, consisting of one common share at $0.18 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.20 per share expiring on July 7, 2011. In accordance with EITF 00-27, the Company recognized $29,506 for the fair value of the warrants as interest expense.

   In July 2006, a note in the amount of $11,655 was converted into 233,092 units, consisting of one common share at $0.05 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.055 per share expiring on July 7, 2011. In accordance with EITF 00-27, the Company recognized $5,565 for the fair value of the warrants as interest expense.

   In July 2006, a note in the amount of $65,000 was converted into 590,909 units, consisting of one common share at $0.11 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.12 per share expiring on July 19, 2011. In accordance with EITF 00-27, the Company recognized $30,089 for the fair value of the warrants as interest expense.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

8.    COMMON STOCK

a) In March 2007, the Company received $85,333 in subscriptions for 533,334 shares of common stock pursuant to the exercise of share purchase warrants.

b) In January 2007, the Company issued 135,000 shares of common stock at a fair value at $83,700 to eight employees for performance bonuses.

9.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 3,024,685 common shares available for future issuance as of March 31, 2007.

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,901,056 common shares available for future issuance as of March 31, 2007.

   In January 2007, the Company granted 580,000 stock options to three directors of the Company at an exercise price of $0.001 per share expiring on January 31, 2010. The fair value of these stock options granted was estimated using the Black-Scholes option-pricing model assuming an expected life of 3 years, a risk-free rate of 4.90%, expected volatility of 100% and no expected dividends. The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2007 was $0.58 per option. Stock-based compensation of $335,900 was charged to operations for the three month period ended March 31, 2007.

                      Whispering Oaks International, Inc.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

   A summary of the changes in the Company's stock options is presented below:

                                           Weighted   Weighted
                                           Average    Average
                                           Exercise  Remaining       Aggregate
                               Number of    Price    Contractual Intrinsic Value
                                Shares        $      Life (Years)       $

   Outstanding, December 31,    3,065,000      0.05
   2006

   Granted                        580,000     0.001
   Forfeited                      (35,000)     0.14
   -----------------------------------------------------------------------------
   Outstanding, March 31, 2007  3,610,000      0.04         1.96    2,076,060
   -----------------------------------------------------------------------------
   Exercisable, March 31, 2007  3,610,000      0.04         1.96    2,076,060
   -----------------------------------------------------------------------------

10.   COMMITMENTS AND CONTINGENCIES

a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of March 31, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

11.   SUBSEQUENT EVENTS

a) On April 6, 2007, the Company entered into a subscription agreement with an investor to issue 220,000 units at $0.45 per unit for proceeds of $99,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 9, 2009. The Company will pay commissions of $9,900 in connection with this private placement.

b) On April 17, 2007, the Company issued 100,000 shares of common stock to settle debt.

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of May 10, 2007 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

     During fiscal 2007 it is expected that research and development work will be performed by Pacific Biosciences Research Centre, Goshen Cancer Center and other institutions on behalf of Biocurex.

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2007, as compared to the same period in the prior year, are discussed below:

                          Increase (I)
Item                     or Decrease (D) Reason
----                     --------------- ------

Revenue                        I         Payment required by terms of Licensing
                                         Agreement with Abbott Laboratories

General and administrative     I         Increase in stock based compensation
                                         and public relations expenses

Research and development       I         Increased use of chemicals and
                                         laboratory supplies.

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

Professionaland Consulting fees D        Reduction in use of independent
                                         investor relations firms.

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2007 were:

            Cash used in operations                            $(285,199)
            Capitalized patent costs                           $ (11,366)
            Payment of amounts owed to related parties         $  (1,217)
            Sale of common stock                               $  85,333
            Use of cash on hand at January 1, 2007             $ 212,949

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2006 were:

            Cash used in operations                            $(187,572)

            Use of cash on hand at January 1, 2006             $ 187,572


      As of March 31, 2007, Biocurex had a working capital deficiency of approximately $235,000. Included in current liabilities at March 31, 2007 are amounts due to officers, directors, and related parties of Biocurex totaling $357,546.

      Biocurex anticipates that the capital requirements for the year ended December 31, 2007 will be as follows:

      Research and Development - Theraputics                  $   450,000
      Research and Development - Invitro diagnostics
         (rapid tests, blood tests, histology tests)              700,000
      Research and Development - Imagery                           50,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       300,000
                                                             ------------
                  Total:                                     $  2,030,000
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

      Stock-Based Compensation. The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the three-months ended March 31, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraph (a) of Note 8 during the three-months ended March 31, 2007.

The shares described in subparagraph (b) of Note 8 were registered by means of a registration statement on Form S-8.

ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit

31          Section 302 Certifications

32          Section 1350 Certifications



o

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10th, 2007.


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