Form 10QSB
period 2007-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2007-08-13
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         Texas                                       75-2742601
-----------------------                 --------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                 ----------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (604) 207-9150
                        -------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
                          ---------------------------
 Former name, former address and former fiscal year, if changed from last report

Check  whether  the  issuer:  (1) filed  all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES [X]           NO [ ]


Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act):   Yes           No    X
                                          -----         ----

As of July 31, 2007, the Company had 41,572,205 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                                  June 30, 2007
                                   (unaudited)



                                      INDEX



Balance Sheets                                                         F-1

Statements of Operations                                               F-2

Statements of Cash Flows                                               F-3

Notes to the Financial Statements                                   F-4 - F-17

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                                 BALANCE SHEETS



                                                     June 30,    December 31,
  ASSETS                                               2007          2006
                                                        $             $
                                                   (unaudited)

  Current Assets:

   Cash                                                235,199       590,254
   Investment securities (Note 3)                      153,414       176,426
   Prepaid expenses and other                           18,332        77,275
   Notes receivable, net of allowance for
   doubtful accounts of $73,489 (Note 4)                35,497        35,497
                                                  -----------------------------
  Total Current Assets                                 442,442       879,452

  Deferred financing costs                              30,000             -
  Patents (Note 5)                                     349,628       329,004
                                                  -----------------------------
  Total Assets                                         822,070     1,208,456
                                                  =============================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

   Accounts payable                                    122,345       117,713
   Accrued liabilities                                 139,871       109,085
   Due to related parties (Note 6)                     349,707       358,763
   Convertible notes payable (Note 7)                  194,828       194,828
                                                  -----------------------------
  Total Current Liabilities                            806,751       780,389
                                                  -----------------------------

  Commitments and Contingencies (Notes 1 and 10)

  Stockholders' Equity

   Common stock
      Authorized: 125,000,000 shares, par value
      $0.001
      Issued and outstanding: 41,413,949 and
      40,425,615
      respectively                                      41,413        40,425
   Additional paid-in capital                       10,679,747    10,027,813
   Common stock subscribed (Notes 8(d) and (e))         24,462             -
   Accumulated other comprehensive income               49,860        72,872
   Accumulated deficit                                (114,175)     (114,175)
   Deficit accumulated during the development
   stage                                           (10,665,988)   (9,598,868)
                                                  -----------------------------
  Total Stockholders' Equity                            15,319       428,067
                                                  -----------------------------

  Total Liabilities and Stockholders' Equity           822,070     1,208,456
                                                  =============================


  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Accumulated
                                                                             During the
                                                                             Development
                                                                                 Stage
                                       Three Months          Six Months     January 1, 2001
                                      Ended June 30,        Ended June 30,    to June 30
                                      2007        2006     2007       2006       2007
                                        $          $        $          $          $

Revenue                                    -         -       50,000         -     464,456
                                    ------------------------------------------------------

Operating Expenses

  Amortization                         5,970      5,835      11,783    10,896     120,144
  General and administrative (Note
   6(a))                              60,393     68,705     652,189   498,896   3,678,186
  Professional and consulting fees    39,979    145,408     126,398   225,529   4,228,508
  Research and development (Note
   6(a))                             151,735    135,045     300,348   256,020   2,701,940
                                  ----------  ----------  ---------- --------- -----------
Total Operating Expenses             258,077    354,993   1,090,718   991,341  10,729,778
                                  ----------  ----------  ---------- --------- -----------

Loss From Operations                (258,077)  (354,993) (1,040,718) (991,341)(10,264,322)
                                  ----------  ----------  ---------- --------- -----------

Other Income (Expense)

  Gain on extinguishments of
  convertible debt                         -          -           -         -      33,584
  Gain on sale of equity investment
  securities                               -     83,915           -    83,915     185,315
  Interest expense                    (6,774)    (8,300)    (13,414)  (16,545)   (811,558)
  Interest income                         67      3,028         938     5,667     363,497
  Intrinsic value of the embedded
  conversion options                       -          -           -         -    (132,989)
  Loss on issuance of shares             (60)    (5,236)    (13,926)  (24,264)    (39,515)
                                  ----------  ----------  ---------- --------- -----------

  Total Other Income (Expense)        (6,767)    73,407     (26,402)   48,773    (401,666)
                                  ----------  ----------  ---------- --------- -----------
Net Loss for the Period             (264,844)  (281,586) (1,067,120) (942,568)(10,665,988)

Other Comprehensive Income (Loss)

  Unrealized gain (loss) on
  investment securities                7,671    (16,841)    (23,012)  (56,638)     49,860
                                  ----------  ----------  ---------- --------- -----------
Total Comprehensive Loss            (257,173)  (298,427) (1,090,132) (999,206)(10,616,128)
                                  ----------  ----------  ---------- --------- -----------

Net Loss Per Share - Basic and
Diluted                                (0.01)     (0.01)      (0.03)    (0.03)
                                  ----------  ----------  ---------- ---------

Weighted Average Shares
 Outstanding                      40,726,003  5,622,000   40,617,000 35,399,000
                                  ----------  ----------  ---------- ----------


  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                         2007            2006
                                                           $               $
Operating Activities:

Net loss for the period                               (1,067,120)     (942,568)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Amortization                                         11,783        10,896
     Gain on sale of investment securities                     -       (83,915)
     Loss on issuance of shares                           13,926        24,264
     Stock-based compensation expense                    422,489       412,957
Changes in operating assets and liabilities:
     Prepaid expenses and other                           58,943         4,549
     Accounts payable                                     46,706        74,609
     Accrued liabilities                                  30,786       108,469
                                                    -------------  ------------
Net Cash Used in Operating Activities                   (482,487)     (390,739)
                                                    -------------  ------------

Investing Activities:

     Proceeds from notes receivable                            -         8,273
     Patent costs                                        (32,407)      (13,928)
     Proceeds from sale of investment securities               -       132,235
                                                    -------------  ------------

Net Cash Provided by (Used in) Investing Activities      (32,407)      126,580
                                                    -------------  ------------
Financing Activities:

     Due to related parties                               (9,056)        6,317
     Proceeds from private placements of common stock
      and stock subscriptions received                   124,750       227,000
     Proceeds from the exercise of stock options and
      warrants                                            85,333             -
     Stock issuance costs                                (11,188)            -
     Deferred financing costs                            (30,000)            -
                                                    -------------  ------------

Net Cash Provided by Financing Activities                159,839       233,317
                                                    -------------  ------------
Net Decrease in Cash                                    (355,055)      (30,842)

Cash - Beginning of Period                               590,254       252,177
                                                    -------------  ------------

Cash - End of Period                                     235,199       221,335
                                                    =============  ============
Non-cash Investing and Financing Activities:
     Shares issued to settle debt                         56,000       251,688
                                                    =============  ============
Supplemental Disclosures:
     Interest paid                                             -             -
     Income taxes                                              -             -
                                                    =============  ============

  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)


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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at June 30, 2007 the Company has a working capital deficiency of $364,309 and has accumulated losses of $10,665,988 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   On July 7, 2007, the Company received the $3,000,000 proceeds and issued the Notes and share purchase warrants as per the agreements described in Note 10(e).

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

   For the six months ended June 30, 2007, revenue from a single customer represented 100% of total revenue.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)


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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2007 and 2006, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2007 and 2006, the Company had approximately 14,681,000 and 13,652,313 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements(cont'd)

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

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. During the six months ended June 30, 2006, the Company sold 178,965 shares for total proceeds of $132,235, resulting in a realized gain of $83,915. As at June 30, 2007, the Company has 383,535 shares; the value of these shares was $153,414 and an unrealized loss of $23,012 was recorded as other comprehensive loss for the six months ended June 30, 2007.

4. NOTES RECEIVABLE

                                                       June 30,   December 31,
                                                         2007         2006
                                                          $            $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     35,497       35,497
   Less: allowance for doubtful accounts               (73,489)     (73,489)
   ----------------------------------------------------------------------------

   Total                                                35,497       35,497
   ============================================================================

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

   A schedule of the patents is as follows:

                                             June 30, 2007    December 31, 2006
                                             -------------    -----------------

   Patents                                     $  469,772          $ 437,365
   Less: accumulated amortization                (120,144)          (108,361)
                                               -----------         ----------
       Net Carrying Value                      $  349,628          $ 329,004
                                               ===========         ==========


   Amortization expense totaled $11,783 and $10,896 for the six months ended June 30, 2007 and 2006, respectively.

   The estimated future amortization expense is as follows:

                  2007        $  11,782
                  2008           23,565
                  2009           23,565
                  2010           23,565
                  2011           23,565
                  Thereafter    243,586
                              ---------
                              $ 349,628
                              =========

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

6. RELATED PARTY TRANSACTIONS

                                                June 30, 2007  December 31, 2006
                                                -------------  -----------------

   a) Due to Pacific BioSciences Research
       Centre Inc.                                  342,707          342,211
   b) Due to officers                                 7,000           16,552

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the six months ended June 30, 2007 and 2006, Pacific performed research and development for the Company valued at $288,413 and $256,020, respectively.

      Pacific also provided administrative services during the six months ended June 30, 2007 and 2006, valued at $103,974 and $102,311, respectively. During the six months ended June 30, 2007 and 2006, Pacific charged interest of $8,610 and $8,256, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

b) The amounts owing to an officer are unsecured, non-interest bearing and due on demand.

c) During the six month period ended June 30, 2007, the Company granted 580,000 stock options to three directors at a below market exercise price of $0.01 per share. Refer to Note 9(c).

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

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

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

8.    COMMON STOCK

a) In June 2007, the Company issued 100,000 shares of common stock at a fair value of $56,000 to settle debt.

b) In June 2007, the Company issued 533,334 shares of common stock for proceeds of $85,333 pursuant to the exercise of share purchase warrants.

c) In June 2007, the Company issued 220,000 units at $0.45 per unit for proceeds of $99,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 9, 2009. The Company paid a commission of $9,900 in connection with this private placement.

d) In May 2007, the Company received stock subscriptions for 23,256 units at $0.43 per unit for proceeds of $10,000. Each unit will consist of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.68 per share expiring on May 31, 2009. The Company paid a commission of $500 in connection with this private placement.

e) In April 2007, the Company received stock subscriptions for 35,000 units at $0.45 per unit for proceeds of $15,750. Each unit will consist of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 30, 2009. The Company paid a commission of $788 in connection with this private placement.
f) In January 2007, the Company issued 135,000 shares of common stock at a fair value at $83,700 to eight employees for performance bonuses.

9.    STOCK-BASED COMPENSATION

a)    Stock Bonus Plan

      Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 2,924,685 common shares available for future issuance as of June 30, 2007.

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

b)    Non-Qualified Stock Option Plan

      The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,721,056 common shares available for future issuance as of June 30, 2007.

c)    Stock options

       A summary of the changes in the Company's stock options is presented below:

                                              Weighted   Weighted
                                              Average     Average    Aggregate
                                   Number of  Exercise   Remaining   Intrinsic
                                    Shares     Price    Contractual    Value
                                                 $      Life (Years)      $

       Outstanding, December 31,   3,065,000    0.05
       2006

       Granted                       760,000    0.14
       Forfeited                     (35,000)   0.14
       -------------------------------------------------------------------------

       Outstanding, June 30, 2007  3,790,000    0.07         1.72    2,041,680
       =========================================================================

       Exercisable, June 30, 2007  3,625,000    0.04         1.70    2,041,680
       =========================================================================


      The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month periods ended June 30, 2007 and 2006 were $0.49 and $0.73 per share, respectively. The weighted average assumptions used are as follows:

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

c) Stock options (continued)

                                                            Six Months Ended
                                                          June 30,    June 30,
                                                            2007         2006

         Expected dividend yield                              0%          0%
         Risk-free interest rate                            4.9%        4.6%
         Expected volatility                                 90%        102%
         Expected option life (in years)                     2.8         1.0

      As at June 30, 2007, there was $31,783 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of 11 months. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 were $338,789 and $375,457, respectively.


      A summary of the status of the Company's non-vested shares as of June 30, 2007, and changes during the period of June 30, 2007, is presented below:


                                                          Weighted-Average
                                                             Grant-Date
                                               Number of     Fair Value
           Non-vested shares                     Shares          $

           Non-vested  at  December  31, 2006          -             -

             Granted                             180,000          0.60
             Forfeited                                 -             -
             Vested                              (15,000)        (0.60)
           ---------------------------------------------------------------
           Non-vested at June 30, 2007           165,000          0.60
           ===============================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

10.   COMMITMENTS AND CONTINGENCIES

a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of June 30, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of June 30, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

d) On May 1, 2007, the Company entered into a finder's fee royalty agreement with a term of two years for monthly consideration of $3,000 to be paid in the Company's common shares. A retainer of 15,873 shares of common stock at a fair value of $10,000 is due upon execution of the agreement. Subsequent to June 30, 2007, the Company issued the 15,873 shares of common stock. See Note 11(b).

e) On June 25, 2007, the Company entered into agreements to issue convertible notes (the "Notes"), plus share purchase warrants, to two private investors for $3,000,000. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the principal and interest on the notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the 10 trading days prior to the payment date. The Company has agreed to file a Form SB-2

                      WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

10. COMMITMENTS AND CONTINGENCIES (continued)

      Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the warrants may be resold in the public market. The Company is required to file the SB-2 no later than July 30, 2007, to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k). The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. Refer to Note 11(c).

11.   SUBSEQUENT EVENTS

a) In July 2007, the Company issued 100,000 shares of common stock at a fair value of $62,000 to settle debt.

b) In July 2007, the Company issued 15,873 shares of common stock as described in Note 10(d).

c) On July 7, 2007, the Company received the $3,000,000 proceeds and issued the Notes and share purchase warrants as per the agreements described in
      Note 10(e). Pursuant to these agreements, the Company filed an SB-2 on July 26, 2007.

d) On July 17, 2007, the Company entered into a research agreement with a term of two years for consideration of $37,500 and 100,000 share purchase warrants at an exercise price of $0.60 per share expiring on July 17, 2009.

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

      During the twelve months ended June 30, 2008 Biocurex:

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

     During the twelve months ended June 30, 2008 it is expected that research and development work will be performed by Pacific Biosciences Research Centre, Goshen Cancer Center and other institutions on behalf of Biocurex.

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the six months ended June 30, 2007, as compared to the same period in the prior year, are discussed below:

                         Increase (I)
Item                    or Decrease (D)  Reason
----                    ---------------  ------

Revenue                        I         Payment required by terms of Licensing
                                         Agreement with Abbott Laboratories

General and administrative     I         Increase in stock based  compensation
                                         and public relations expenses

Professional and               D         During  2006  the   Company   became
 Consulting fees                         involved  in a lawsuit as a result of
                                         its efforts to have a transfer  agent
                                         remove  the   restricted   legend  on
                                         shares of  common  stock  which  were
                                         given to the Company by an  unrelated
                                         third party as partial  payment for a
                                         license to use  technology  developed
                                         by the  Company.The  Company  was not
                                         involved  in  any  litigation  during
                                         the six months ended June 30,2007.

Research and development       I         Increased use of chemicals and
                                         laboratory supplies.

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2007 were:

            Cash used in operations                            $(482,487)
            Capitalized patent costs                             (32,407)
            Payment of amounts owed to related parties            (9,056)
            Sale of common stock, net of offering costs          198,895
            Cash on hand at January 1, 2007                      355,055

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2006 were:

            Cash used in operations                            $(390,739)
            Sale of notes                                          8,273
            Capitalized patent costs                             (13,928)
            Sale of investment securities                        132,235
            Loan from officer and director                         6,317
            Sale of common stock                                 227,000
            Cash on hand at January 1, 2006                       30,842

      As of June 30, 2007, Biocurex had a working capital deficiency of $364,309. Included in current liabilities at June 30, 2007 are amounts due to officers, directors, and related parties of Biocurex totaling $349,707.

Convertible Notes and Warrants
------------------------------

      On June 29, 2007, Biocurex sold convertible notes, plus warrants, to two private investors for $3,000,000. The notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The notes are due and payable on June 29, 2010 and are secured by substantially all of Biocurex's assets.

      Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning November 1, 2007 Biocurex is required to make monthly payments of $100,000 towards the principal amount of the Notes. If Biocurex fails to make any interest or principal payment when due, the Notes will become immediately due and payable.

      At the holder's option the Notes are convertible into shares of Biocurex's common stock at a Conversion Price of $0.60.

      Except for in certain instances, if Biocurex sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. The Conversion Price will also be proportionately adjusted in the event of any stock splits.

      Biocurex may elect to pay the principal and interest on the notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of Biocurex's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the 10 trading days prior to the payment date. Biocurex does not intend to use its shares to make principal or interest payments if the weighted average price of Biocurex's common stock for the ten trading days preceding the payment date is less than $0.48.

      The warrants allow the holders to purchase up to 3,500,000 shares of Biocurex's common stock at a price of $0.60 per share at any time after June 29, 2007.

      In the event the closing price of Biocurex's common stock is $1.20 or greater for ten consecutive trading days, the warrant holders will be required to exercise the warrants relating to the 3,500,000 shares of Biocurex's common stock. Following the exercise of the warrants, Biocurex will issue to the warrant holders new warrants, which will entitle the warrant holders to purchase 1,750,000 shares of Biocurex's common stock. The new warrants will be exercisable at a price of $1.20 per share at any time prior to the later of June 25, 2012 or three years from the date the new warrants are issued.

      The exercise price of the warrants, as well as the shares issuable upon the exercise of the warrants, will be proportionately adjusted in the event of any stock splits.

      Except for certain instances, if Biocurex sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the warrants, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

      Biocurex did not receive the proceeds from the sale of the notes and warrants until July 7, 2007. As a result, the sale of these securities are not reflected in Biocurex's financial statements as of June 30, 2007.

      See Biocurex's 8-K report filed on July 5, 2007 for more detailed information concerning the terms of the notes and warrants.

Capital Requirements

      Biocurex anticipates that the capital requirements for the twelve months ended June 30, 2008 will be as follows:

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the six-months ended June 30, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (a) through (e) of Note 8 during the six-months ended June 30, 2007.

The shares described in subparagraph (f) of Note 8 were registered by means of a registration statement on Form S-8.

ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications

32          Section 1350 Certifications

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2007.


                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:  /s/ Ricardo Moro
                                          --------------------------------------
                                             Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         ---------------------------------------
                                         Dr. Gerald Wittenberg, Chief
                                          Financial and  Accounting Officer