Form 10QSB
period 2007-10-30
WHISPERING OAKS INTERNATIONAL INC
filed 2007-11-15
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                   -----------------------------------------
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

                                       N/A
         --------------------------------------------------------------
Former name, former address and former fiscal year, if changed from last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    [X]         No    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                    Yes ____           No  _X _

As of October 31, 2007, the Company had 41,605,935 issued and outstanding shares of common stock.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                               September 30, 2007
                                   (unaudited)



                                      INDEX




Balance Sheets                                                            F-1

Statements of Operations                                                  F-2

Statements of Cash Flows                                                  F-3

Notes to the Financial Statements                                  F-4 - F-16

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                   September 30,   December 31,
               ASSETS                                   2007           2006
                                                         $               $
                                                    (unaudited)
Current Assets

  Cash                                               2,360,664         590,254
  Investment securities (Note 3)                        93,966         176,426
  Prepaid expenses and other                            56,166          77,275
  Notes receivable, net of allowance for
   doubtful accounts of $73,489 (Note 4)                35,497          35,497
                                                   ------------    ------------
Total Current Assets                                 2,546,293         879,452

Debt issue costs (Note 7(b))                           399,375               -
Patents (Note 5)                                       357,275         329,004
                                                   ------------    ------------
Total Assets                                         3,302,943       1,208,456
                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                     112,717        117,713
  Accrued liabilities                                  222,272        109,085
  Due to related parties (Note 6)                      344,356        358,763
  Convertible notes payable (Note 7(a))                194,828        194,828
  Current portion of convertible debt,
   net of discount (Note 7(b))                         296,972              -
                                                   ------------    ------------
                                                     1,171,145        780,389

Long-term convertible debt, net of discount
 (Note 7(b))                                           502,382              -
                                                   ------------    ------------
                                                     1,673,527        780,389
                                                   ------------    ------------
Commitments and Contingencies (Notes 1, and 10)

Stockholders' Equity
  Common stock
     Authorized: 125,000,000 shares, par value
     $0.001
     Issued and outstanding: 41,605,935 and
     40,425,615
     respectively                                       41,605         40,425
  Additional paid-in capital                        13,249,253     10,027,813
  Accumulated other comprehensive income (loss)         (9,588)        72,872
  Accumulated deficit                                 (114,175)      (114,175)
  Deficit accumulated during the development stage (11,537,679)    (9,598,868)
                                                   ------------    ------------
Total Stockholders' Equity                           1,629,416        428,067
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity           3,302,943      1,208,456
                                                   ============    ============



    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                                       Accumulated
                                                                                        During the
                                                                                       Development
                                                                                          Stage
                                       Three Months Ended         Nine Months Ended  January 1, 2001
                                         September 30,              September 30,    to September 30,
                                       2007         2006          2007         2006        2007
                                         $            $             $            $           $

Revenue                                     -            -       50,000            -      464,456
                                    ----------   ----------   ----------   ----------   ----------
Operating Expenses

   Amortization                         7,878        6,860       19,661       17,756      128,022
   General and administrative
    (Note 6(a))                       154,515      189,961      806,704      688,857    3,832,701
   Professional and consulting fees    96,699      284,968      223,097      510,497    4,325,207
   Research and development
    (Note 6(a))                       189,856      140,761      490,204      396,781    2,891,796
                                    ----------   ----------   ----------   ----------   ----------
Total Operating Expenses              448,948      622,550    1,539,666    1,613,891   11,177,726
                                    ----------   ----------   ----------   ----------   ----------
Loss From Operations                 (448,948)    (622,550)  (1,489,666)  (1,613,891) (10,713,270)
                                    ----------   ----------   ----------  ----------- ------------
Other Income (Expense)

   Debt issue costs                  (133,125)           -     (133,125)           -     (133,125)
   Gain (loss) on issuance of shares    6,823      (41,143)      (7,103)     (65,407)     (32,692)
   Gain on extinguishments of
    convertible debt                        -            -            -            -       33,584
   Gain on sale of equity investment
    securities                              -        8,867            -       92,782      185,315
   Interest expense                  (296,504)      (7,409)    (309,918)     (23,802)  (1,108,062)
   Interest income                         63        4,730        1,001       10,397      363,560
   Intrinsic value of the embedded
    conversion options                      -      (65,160)           -      (65,160)    (132,989)
                                    ----------   ----------   ----------  ----------- ------------
Total Other Income (Expense)         (422,743)     (99,963)    (449,145)     (51,190)    (824,409)
                                    ----------   ----------   ----------  ----------- ------------
Net Loss for the Period              (871,691)    (722,513)  (1,938,811)  (1,665,081) (11,537,679)

Other Comprehensive Loss

   Unrealized loss on investment
   securities                         (59,448)     (33,237)     (82,460)     (89,875)     (9,588)
                                    ----------   ----------   ----------  ----------- ------------
Total Comprehensive Loss             (931,139)    (755,750)  (2,021,271)  (1,754,956) (11,547,267)
                                    ==========   ==========  ===========  =========== ============

Net Loss Per Share - Basic
 and Diluted                            (0.02)       (0.02)       (0.05)       (0.05)
                                    ==========   ==========  ===========  ===========

Weighted Average Shares
 Outstanding                       41,561,000   36,547,000   40,935,000   35,786,000




    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                Accumulated During the
                                                                                  Development Stage
                                                             Nine Months Ended     January 1, 2001
                                                               September 30,       to September 30,
                                                             2007         2006           2007
                                                               $            $              $
Operating Activities:
Net loss for the period                                   (1,938,811)   (1,665,081)   (11,537,679)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization                                                19,661        17,756        128,022
  Allowance for uncollectible notes receivable                     -             -         65,298
  Discount on convertible debentures and
   due to related parties                                    204,048             -        940,590
  Amortization of debt issue costs                           133,125             -        133,125
  Gain on extinguishments of debt                                  -             -        (33,584)
  Gain on sale of investment securities                            -       (92,782)      (290,389)
  Intrinsic value of the embedded conversion options               -        65,160        132,989
  Loss on issuance of shares                                   7,103        65,407         32,692
  Amortization of deferred compensation and
   other stock-based compensation                            501,031       547,328      4,449,553
  Variable accounting for equity instruments                       -             -       (458,110)
Changes in operating assets and liabilities:
  Notes and interest receivable                                    -        (2,034)        (6,296)
  Prepaid expenses and other                                  21,109         4,711        (20,336)
  Accounts payable                                           105,902       258,353      1,130,408
  Accrued liabilities                                        113,188        18,085        222,273
  Deferred revenue                                                 -             -       (162,000)
  Subscriptions receivable                                         -             -       (100,682)
                                                        ------------- -------------   -------------
Net Cash Used in Operating Activities                       (833,644)     (783,097)    (5,374,126)
                                                        ------------- -------------   -------------
Investing Activities:
  Issuance of notes receivable                                     -             -       (100,542)
  Proceeds from notes receivable                                   -         8,273        101,713
  Patent costs                                               (47,933)      (30,865)      (280,830)
  Proceeds from sale of investment securities                      -       148,528        384,894
                                                        ------------- -------------   -------------
Net Cash Provided by (Used in) Investing Activities          (47,933)      125,936        105,235
                                                        ------------- -------------   -------------
Financing Activities:
  Debt issue costs                                          (532,500)            -       (532,500)
  Due to related parties                                     (14,408)        6,734        410,506
  Proceeds from convertible notes payable                  3,000,000             -      3,639,743
  Repayment on convertible notes payable                           -             -        (53,000)
  Proceeds from private placements of common stock
   and share subscriptions received                          124,750     1,454,500      2,927,522
  Proceeds from the exercise of stock
  options and warrants                                        85,333             -      1,128,421
  Share issuance costs                                       (11,188)            -       (133,688)
                                                        ------------- -------------   -------------
Net Cash Provided by Financing Activities                  2,651,987     1,461,234      7,387,004
                                                        ------------- -------------   -------------
Net Increase in Cash                                       1,770,410       804,073      2,118,113
Cash - Beginning of Period                                   590,254       252,177        242,551
                                                        ------------- -------------   -------------
Cash - End of Period                                       2,360,664     1,056,250      2,360,664
                                                        ------------- -------------   -------------
Non-cash Investing and Financing Activities:
  Shares issued to settle debt                               118,000       419,937        677,847
  Note payable converted into common shares                        -       138,575        858,076
                                                        ------------- -------------   -------------
Supplemental Disclosures:
    Interest paid                                             86,167             -         86,946
    Income taxes                                                   -             -              -
                                                        ------------- -------------   -------------




    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)


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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at September 30, 2007, the Company has working capital of $1,375,148 and has accumulated losses of $11,537,679 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB filed on April 2, 2007 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at September 30, 2007, and the results of its operations and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

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

   For the nine months ended September 30, 2007, revenue from a single customer represented 100% of total revenue.

   Income Taxes

   The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2007 and 2006, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2007 and 2006, the Company had approximately 23,149,000 and 14,406,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. During the nine months ended September 30, 2006, the Company sold 206,465 shares for total proceeds of $148,528, resulting in a realized gain of $92,782. As at September 30, 2007, the Company has 383,535 shares with a fair value of $93,966. The Company recorded an unrealized loss of $59,448 and $82,460 for the three and nine months ended September 30, 2007, respectively as a component of comprehensive loss.


4. NOTES RECEIVABLE

                                                      September   December 31,
                                                         30,          2006
                                                         2007          $
                                                          $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     35,497       35,497
   Less: allowance for doubtful accounts               (73,489)     (73,489)
   ----------------------------------------------------------------------------

   Total                                                35,497       35,497
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

   A schedule of the patents is as follows:

                                                     September 30,  December
                                                                       31,
                                                         2007         2006
                                                           $            $

   Patents                                              485,298      437,365
   Less: accumulated amortization                      (128,023)    (108,361)
   ----------------------------------------------------------------------------
   ----------------------------------------------------------------------------

   Net Carrying Value                                   357,275      329,004
   ----------------------------------------------------------------------------

   Amortization expense totaled $19,661 and $17,756 for the nine months ended September 30, 2007 and 2006, respectively.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

5. PATENTS (continued)

   The estimated future amortization expense is as follows:

                                     $

                  2007              7,380
                  2008             29,518
                  2009             29,518
                  2010             29,518
                  2011             29,518
                  Thereafter      231,823
                               --------------
                                  357,275
                               --------------

6. RELATED PARTY TRANSACTIONS

                                                       September     December
                                                          30,           31,
                                                          2007          2006
                                                           $             $

       Due to Pacific BioSciences Research Centre        337,356      342,211
       Inc. (a)
       Due to officers (b)                                 7,000       16,552
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the nine months ended September 30, 2007 and 2006, Pacific performed research and development for the Company valued at $459,519 and $395,282, respectively.

      Pacific also provided administrative services during the nine months ended September 30, 2007 and 2006, valued at $156,378 and $154,601, respectively. During the nine months ended September 30, 2007 and 2006, Pacific charged interest of $12,498 and $12,703, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

b) The amounts owing to an officer are unsecured, non-interest bearing and due on demand.

c) During the nine month period ended September 30, 2007, the Company granted 580,000 stock options to three directors at a below market exercise price of $0.001 per share.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

7.    CONVERTIBLE NOTES AND DEBT

a) The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBTS (continued)

   b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the principal and interest on the notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company has agreed to file a Form SB-2 Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company is required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k).

      In the event the closing price of the Company's common stock is $1.20 or greater for ten consecutive trading days, the holders will be required to exercise the 3,500,000 share purchase warrants within ten days notice by the Company. Following the exercise of the share purchase warrants, the Company will issue to the holders 3,500,000 new share purchase warrants, which will entitle the holders to purchase 1,750,000 shares of common stock. Two share purchase warrants will be exercisable at a price of $1.20 per share at any time prior to the later of June 25, 2012 or three years from the date the new share purchase warrants are issued.

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,202,347 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,202,347. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. For the nine months ended September 30, 2007, the Company recorded $204,048 of interest expense related to the convertible debt.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBTS (continued)

      As at September 30, 2007, the balance of the convertible debt is as follows:

                                                            September 30,
                                                                2007
                                                                  $
      Convertible debt, principal amount                      3,000,000
      Less: debt discount                                    (2,404,694)
                                                      --------------------------

      Subtotal                                                  595,306
      Accreted discount                                         204,048
                                                      --------------------------

      Total                                                     799,354
                                                      --------------------------

      The Company recognized $532,500 as the debt issue costs of these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. As at September 30, the Company expensed $133,125 of the debt issue costs related to the convertible debt.

8.    COMMON STOCK

a) In August 2007, the Company issued 33,730 shares of common stock to a consultant at a fair value of $20,000 for consulting services. As at September 30, 2007 $3,333 was recorded as a prepaid expense.

b) In July 2007, the Company issued 100,000 shares of common stock at a fair value of $62,000 to settle debt.

c) In May 2007, the Company issued 23,256 units at $0.43 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.68 per share expiring on May 31, 2009. The Company paid a commission of $500 in connection with this private placement.

d) In April 2007, the Company issued 35,000 units at $0.45 per unit for proceeds of $15,750. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 30, 2009. The Company paid a commission of $788 in connection with this private placement.

e) In June 2007, the Company issued 100,000 shares of common stock at a fair value of $56,000 to settle debt.

f) In June 2007, the Company issued 533,334 shares of common stock for proceeds of $85,333 pursuant to the exercise of share purchase warrants.

g) In June 2007, the Company issued 220,000 units at $0.45 per unit for proceeds of $99,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 9, 2009. The Company paid a commission of $9,900 in connection with this private placement.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

h) In January 2007, the Company issued 135,000 shares of common stock at a fair value at $83,700 to eight employees for performance bonuses.

9.    STOCK-BASED COMPENSATION a) Stock Bonus Plan

      Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 2,790,955 common shares available for future issuance as of September 30, 2007.

b) Non-Qualified Stock Option Plan

      The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,654,390 common shares available for future issuance as of September 30, 2007.

c) Stock options

       A summary of the changes in the Company's stock options is presented below:


                                              Weighted   Weighted
                                              Average     Average    Aggregate
                                   Number of  Exercise   Remaining   Intrinsic
                                    Shares     Price    Contractual    Value
                                                 $      Life (Years)      $

       Outstanding, December 31,   3,065,000    0.05
       2006

       Granted                       826,666    0.13
       Forfeited                     (35,000)   0.14
       -------------------------------------------------------------------------
       Outstanding, September 30,  3,856,666    0.07         1.49   2,788,579
       2007
       -------------------------------------------------------------------------
       Exercisable, September 30,  3,736,666    0.05         1.48   2,765,779
       2007
       -------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

      The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month periods ended September 30, 2007 and 2006 were $0.51 and $0.73 per share, respectively. The weighted average assumptions used are as follows:

                                                        Nine Months Ended
                                                   September 30,  September 30,
                                                       2007            2006
                                                   ----------     -----------

         Expected dividend yield                         0%               0%
         Risk-free interest rate                      4.84%             4.6%
         Expected volatility                            89%             102%
         Expected option life (in years)              2.78              1.0

      As at September 30, 2007, there was $23,115 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of eight months. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 were $397,331 and $435,053, respectively.

      A summary of the status of the Company's non-vested shares as of September 30, 2007, and changes during the period of September 30, 2007, is presented below:

                                                              Weighted
                                                              Average
                                                             Grant Date
                                               Number of     Fair Value
           Non-vested shares                     Shares          $

           Non-vested at December 31, 2006            --

             Granted                             180,000          0.19
             Vested                              (60,000)        (0.19)
           ---------------------------------------------------------------
           ---------------------------------------------------------------

           Non-vested  at September  30,         120,000
           2007                                                   0.19
           ---------------------------------------------------------------

(d)   Share Purchase Warrants

      On September 25, 2007, the Company extended the term of 450,000 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company determined that there was no incremental compensation cost to be recognized.


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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)


10.   COMMITMENTS AND CONTINGENCIES (continued)

b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of September 30, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.


11.   SUBSEQUENT EVENT

      On October 4, 2007, the Company issued 246,710 shares of common stock pursuant to the exercise of share purchase warrants.

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

      The FDA, in its device listing database, shows the Histo-RECAF(TM) kit as a Class I medical device. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of October 31, 2007 Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

      BioCurex has developed a serum based cancer screening assay and has licensed certain aspects of the serum assay technology to Abbott Laboratories. The Licensing Agreement with Abbott is semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in the coming months. BioCurex retained all rights to its prototype format, a radio-immunoassay (RIA), which it plans to commercialize directly to clinical laboratories as ASRs ("Analyte Specific Reagents") for production of "home-brew" tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA classifies ASRs based on risks to public health and allows clinical laboratories to use certain individual reagents in their own in-house developed (home-brew) tests, without requiring manufacturers to submit 510(k)s or PMAs for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF tests based on Biocurex's RIA without the need for a lengthy FDA approval process. For more information visit http://www.aacc.org/govt/asr.htm.

      During the twelve months ended September 30, 2008 Biocurex:

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

   Biocurex anticipates that the capital requirements for the twelve months ended September 30, 2008 will be as follows:

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

      Biocurex may not be successful in obtaining any additional capital. If Biocurex is unable to raise the capital it needs, its research and development activities will be curtailed or delayed and its operations will be reduced to a level which can be funded with the capital available to Biocurex.

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the nine months ended September 30, 2007, as compared to the same period in the prior year, are discussed below:

                          Increase (I)
Item                     or Decrease (D) Reason

Revenue                          I       Payment required by terms of
                                         Licensing Agreement with Abbott
                                         Laboratories.

General and administrative I Increase in stock based compensation and public relations expenses.

Professional and                 D       During 2006 the Company became involved
 Consulting fees                         in a lawsuit as a result of its efforts
                                         to have a transfer agent remove the
                                         restricted legend on shares of common
                                         stock which were given to the Company
                                         by an unrelated third party as partial
                                         payment for a license to use technology
                                         developed by the Company.  The lawsuit
                                         was resolved in favor of the Company.
                                         The Company was not involved in any
                                         litigation during the nine months ended
                                         September 30, 2007.

Research and development        I        Increased use of chemicals and
                                         laboratory supplies.

Interest expense                I        In June 2007 the Company sold
                                         convertible notes in the principal
                                         amount of $3,000,000.  The Company
                                         was also  required to expense the fair
                                         value of the convertible notes and the
                                         warrants issued to the note holders.
                                         For the nine months ended September
                                         30, 2007,  the Company recorded
                                         $204,048 of interest expense related to
                                         the notes. (See Note 7(b) to the
                                         financial statements included with this
                                         report).

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2007 were:

            Cash used in operations                          $  (833,644)
            Capitalized patent costs                             (47,933)
            Sale of convertible notes                          3,000,000
            Payment of amounts owed to related parties           (14,408)
            Sale of common stock, net of offering costs          198,895

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2006 were:

            Cash used in operations                             $(783,097)
            Collection of note receivable                           8,273
            Sale of investment securities                         148,528
            Patent costs                                          (30,865)
            Sale of common stock in private placements          1,454,500
            Advances from related parties                           6,734

      As of September 30, 2007, Biocurex had working capital of $1,375,148. Included in current liabilities at September 30, 2007 are amounts due to officers, directors, and related parties of Biocurex totaling $344,356.

Convertible Notes and Warrants
------------------------------

     On July 7, 2007, Biocurex received $3,000,000 from the sale of convertible notes, plus warrants, to two private investors. The notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The notes are due and payable on June 29, 2010 and are secured by substantially all of Biocurex's assets.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine months ended September 30, 2007.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in subparagraphs (b) through (h) of Note 8 during the nine months ended September 30, 2007.

      The shares described in subparagraph (h) of Note 8 were registered by means of a registration statement on Form S-8.

ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit

31          Section 302 Certifications

32          Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2007.

                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By: /s/ Ricardo Moro
                                         -------------------------------------
                                         Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         -------------------------------------
                                         Dr. Gerald Wittenberg, Chief Financial
                                          and Accounting Officer