Form 10KSB/A
period 2006-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2008-02-06
CIK 1092562

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

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February 2008.

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

Signature                        Title                Date



/s/ Ricardo Moro                Director            February 4, 2008
----------------------
Dr. Ricardo Moro


/s/ Gerald Wittenberg           Director            February 4, 2008
----------------------
Dr. Gerald Wittenberg


                                Director
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                   FORM 10-KSB

                                    EXHIBITS