Form 10QSB/A
period 2007-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2008-02-06
CIK 1092562

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


   Registration Payment Arrangements

     The Company accounts for registration rights arrangements and related liquidated damages provisions under FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

     EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies" and FSB Interpretation No. 14 "Reasonable Estimation of the Amount of a

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     Registration Payment Arrangements(cont'd)

     Loss". At September 30, 2007, the Company had not recognized any contingent liabilities relating to registration rights agreements.


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

   Long-lived Assets

   In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Long-Lived Assets (cont'd)

   sold or disposed significantly before the end of its estimated useful life.

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

4. NOTES RECEIVABLE

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
   ----------------------------------------------------------------------------

   Amortization expense totaled $19,661 and $17,756 for the nine months ended September 30, 2007 and 2006, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2007              7,380
                  2008             29,518
                  2009             29,518
                  2010             29,518
                  2011             29,518
                  Thereafter      231,823
                               --------------
                                  357,275
                               ==============

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

6. RELATED PARTY TRANSACTIONS

                                                       September     December
                                                          30,           31,
                                                          2007          2006
                                                           $             $

       Due to Pacific BioSciences Research Centre       $337,356     $342,211
       Inc. (a)
       Due to officers (b)                                 7,000       16,552
       -------------------------------------------------------------------------
                                                        $344,356     $358,763
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

7.    CONVERTIBLE NOTES AND DEBT

a) The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (unaudited)

7.    CONVERTIBLE NOTES AND DEBT (continued)

      purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expire two years after the issuance date.

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


     The effective interest rate of the remaining convertible notes at September 30, 2007 is 335%.


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


      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,202,347 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,202,347. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at September 30, 2007 is 63%. For the nine months ended September 30, 2007, the Company recorded $204,048 of interest expense related to the convertible debt.


      As at September 30, 2007, the balance of the convertible debt is as follows:

                                                            September 30,
                                                                2007
                                                                  $
      Convertible debt, principal amount                $     3,000,000
      Less: debt discount                                    (2,404,694)
                                                      --------------------------

      Subtotal                                          $       595,306
      Accreted discount                                         204,048
                                                      --------------------------

      Total                                             $       799,354
                                                      ==========================

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

8.    COMMON STOCK (continued)

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

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2007 were:

            Cash used in operations                          $  (833,644)
            Capitalized patent costs                             (47,933)
            Sale of convertible notes, net of issuance costs   2,467,500
            Payment of amounts owed to related parties           (14,408)
            Sale of common stock, net of offering costs          198,895

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2006 were:

            Cash used in operations                             $(783,097)
            Collection of note receivable                           8,273
            Sale of investment securities                         148,528
            Patent costs                                          (30,865)
            Sale of common stock in private placements          1,454,500
            Advances from related parties                           6,734

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


Registration Payment Arrangements. The Company accounts for registration rights arrangements and related liquidated damages provisions under FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

     EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies" and FSB Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss". At September 30, 2007, the Company had not recognized any contingent liabilities relating to registration rights agreements.


ITEM 3.    CONTROLS AND PROCEDURES


     Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, and in their opinion the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


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

ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit

31          Section 302 Certifications

32          Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2008.

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