Form 10KSB
period 2007-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2008-03-31
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

            Texas                               75-2742601
   ------------------------         ---------------------------------
   (State of incorporation)         (IRS Employer Identification No.)

                           7080 River Road, Suite 215
                           Richmond, British Columbia           V6X 1X5
                     -------------------------------------      ---------
                    (Address of Principal Executive Office)     Zip Code

Registrant's telephone number, including Area Code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  -----------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Company (41,205,017 shares) based upon the closing price of the Company's common stock on March 28, 2008, was approximately $26,780,000.

The Company's revenue from continuing operations for the most recent fiscal year was $50,000.

As of March 31, 2008 the Company had 42,734,942 outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      Whispering Oaks International, Inc., d/b/a Biocurex, Inc. was incorporated in the State of Texas in December 1997. Prior to February 20, 2001, Biocurex was engaged in the acquisition and sale of thoroughbred racing horses. As of December 31, 2000, Biocurex owned one thoroughbred horse. In February 2001, Biocurex ceased its business activities relating to the acquisition and sale of thoroughbred racehorses.

      On February 21, 2001, Biocurex issued 150,000 (1,950,000 post split) shares of its common stock to acquire a U.S. patent, several foreign patents and other intellectual property which related to the early detection of cancer from Lagostar Trading S.A.

      On March 1, 2001, Biocurex's Board of Directors declared a 13-for-1 forward stock split.

      On March 25, 2001, Biocurex acquired the following assets from Pacific Biosciences (then named Curex Technologies Inc.) in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869 which were payable by Pacific Biosciences to various third parties:

     o    Canadian patent application related to the RECAF(TM) technology;
     o    proprietary technology related to the RECAF(TM) technology; and
     o    cash in the amount of $129,032.

      In May 2001, Biocurex issued 1,544,404 shares of its common stock in payment of the notes, plus accrued interest, which Biocurex assumed in connection with the acquisition of assets from Pacific Biosciences.

   Biocurex filed an Assumed Name Certificate with the Secretary of State of the State of Texas in March 2001 to enable Biocurex to conduct business under the name of "Biocurex, Inc." Biocurex intends to formally change its name from Whispering Oaks International Inc. to Biocurex, Inc., upon approval of the name change by the shareholders at its next shareholders' meeting.

Cancer Detection Kits
---------------------

      A principal goal of cancer research and treatment is to accurately and timely diagnose cancer. One way to diagnose cancer is by differentiating cancer cells from healthy cells with the aid of certain molecules (markers) that are present on cancer cells but not on healthy cells. Biocurex owns patents and other intellectual property relating to technology that utilizes these markers to accurately and timely detect cancer. Biocurex's technology relates specifically to the RECAF(TM) marker, which is one of the markers that is only present on cancer cells. The RECAF(TM) marker and Biocurex's related technology can be used in blood and tissue tests to aid in determining if a patient has cancer. These tests can also be used on a regular basis for the early detection of recurring cancer, thereby allowing a more effective treatment of cancer patients. The RECAF(TM) marker has been found in all cancerous tissues studied, including breast, lung, stomach and prostate tissues.

      Biocurex has developed two cancer detection kits which use the RECAF(TM) marker to detect the presence or absence of cancer by staining cancer cells in tissues removed from a patient.

  Each kit contains five chemicals which are mixed according to directions provided by Biocurex. Soft tissue removed from a patient is then stained with the chemicals in the kit and is examined by a physician under a microscope. When stained with the chemicals in the kit the cancer cells are clearly visible.

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

      The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its listing database. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF(TM)) in tissues. However, until the Histo-RECAF(TM) kit is approved by the FDA as a 510K diagnostic device, the Histo-RECAF(TM) kit may only be marketed in the United States as a device which can be used as an adjunct to standard light microscopy staining methods to aid in the identification of cancer in breast and axillary node tissues.

      Due to the costs involved in manufacturing and marketing, Biocurex plans to license the Histo-RECAF(TM) technology to third parties or bring the Histo-RECAF(TM) technology to market through a joint venture with a third party. As of March 31, 2008, Biocurex had not sold any Histo-RECAF(TM) test kits and did not have any licensing or joint venture agreements with respect to its Histo- RECAF(TM) technology.

      Biocurex's Cryo-RECAF(TM) kit was designed for use by pathologists during surgery since, in many cases, the determination as to whether cancer cells are benign or malignant is still not clear at the time of surgery. With the Cryo-RECAF(TM) kit the surgeon removes a portion of the tumor and, while the patient is still under anesthesia, the material is frozen, sliced, stained with the chemicals in the kit and examined by the pathologist to determine if the cancer cells are benign or malignant. Using this information, the surgeon is then able to determine the proper procedures to be used while the patient is still in the operating room. Although the quality of frozen tissue is not as good as tissue examined with the use of the Histo-RECAF(TM) kit, the advantage of the Cryo-RECAF(TM) test is that the results are available within 15 minutes. Biocurex has not sold any Cryo-RECAF(TM) kits. Although the Cryo-RECAF(TM) kit is fully developed, Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis due to the costs involved with regulatory approvals, Biocurex plans to license the Cryo-RECAF(TM) technology to third parties for completion of the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities for the commercial sale of this product.

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

      Since 2004 Biocurex performed over 120,000 tests on over 4,000 serum samples. Results of these clinical studies have shown the serum RECAF test to have a 80-90% sensitivity for a variety of cancers, with a 95% specificity for lung, breast, stomach and ovary cancers. These tests have shown that Biocurex's serum-RECAF assay performs much better than competing technologies in detecting prostate cancers and discriminating between malignant and benign lesions.

      In March 2005, Biocurex signed a license agreement with Abbott Laboratories. Under terms of the licensing agreement, Abbott obtained worldwide, semi-exclusive rights to market and sell products using Biocurex's RECAF(TM) technology. The license agreement requires Abbott to pay BioCurex royalties based on the net sales price of any product incorporating the RECAF(TM) technology.

      The license agreement will end on the last to occur of either the expiration of the last patent pertaining to the RECAF(TM) technology or the date on which Abbott no longer uses the RECAF(TM) technology in any of its products. However, Abbott may terminate the license agreement earlier on 90 days notice to Biocurex. Biocurex may terminate the license agreement earlier only if, following 60 days notice, Abbott fails to pay any royalties which are not in dispute.

     In March 2008 Biocurex and Abbott reached a tentative agreement regarding an amendment to the license agreement. The proposed amendment relieves Abbott of future obligations to perform further research and development with respect to the RECAF technology as well as the obligation to pay annual minimum royalties. BioCurex will continue the development of a chemoluminescence based serum RECAF test in its own facilities. At any time, and at its option, Abbott may resume research and development work and commercialize products incorporating the RECAF technology in accordance with the license agreement. In consideration for this modification, BioCurex will receive a higher royalty on any RECAF products that may be sold by Abbott. Biocurex also obtained the right to terminate the license at any time if Abbott, following 90-days notice from Biocurex, does not agree to resume research and development efforts with respect to the licensed technology.

      In January 2008, Biocurex entered into a licensing agreement with Inverness Medical Innovations, Inc. Under terms of the agreement, Inverness obtained the worldwide, semi-exclusive rights to commercialize products using Biocurex's RECAF technology. The agreement includes payment to Biocurex of up-front fees, annual minimum royalties and royalties on any product sales.

      Inverness may terminate the License Agreement on 30 days notice written notice to Biocurex, provided that:

     o    All initial licensing fees must nevertheless be paid; and

     o If the License Agreement is terminated by Inverness without cause after the first commercial sale of a product subject to the License Agreement, an amount equal to the greater of $300,000 or the royalties payable to Biocurex during the twelve month period prior to the date of termination.

      In March 2006 Biocurex began modifying its serum RECAF test so that the test would be a "colorimetric" or chemoluminescent test that does not require the use of radioactivity. The chemoluminescent test is the format used by many automated high throughput instruments such as the Architect(TM) system from Abbot.

      In a study on 68 early stage (I & II) prostate cancer serum samples, presented at an international cancer conference in late 2006, Biocurex's RECAF chemoluminescent blood test detected 71% of cancers, while commercial PSA tests detected less than 30% of cancers using the same samples. As of January 31, 2008
Biocurex:

     o had prepared all documents describing the protocols required to produce the required reagents and assays by clinical laboratories or licenses, and

     o was working on improvements to the test to reduce its cost and improve its shelf life.

      Since February 2007 Biocurex has been working on the development of a point-of-care or rapid test for cancer. The test, which is similar in appearance to a dip-stick pregnancy test, is intended to be used by physicians in their office as a first step in detecting cancer. As of January 31, 2008 Biocurex had completed the development of the dip stick and had tested approximately 400 serum samples. During 2008 Biocurex plans to run the test on approximately 200 blood samples from cancer patients.

      As of March 31, 2008, Biocurex was:

     o    Continuing with the development of its colorimetric test;
     o    Continuing with the development of its point-of-care test; and
     o Investigating the feasibility of using its RECAF(TM) marker as a target for drugs or therapies which destroy cancer cells.

      The license agreements with Abbott and Inverness are semi-exclusive. Biocurex is currently attempting to license serum RECAF(TM) technology to another diagnostic firm that has the financial capability to complete the research and clinical studies necessary to obtain clearance from the FDA and other regulatory authorities as well as to manufacture and commercialize the technology.

Research and Development
------------------------

      Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Pacific BioSciences is owned 100% by Dr. Ricardo Moro. Pacific BioSciences billed the following amounts to Biocurex for research and development: year ended December 31, 2004 - $470,400; year ended December 31, 2005 - $445,260; year ended December 31, 2006 - $544,460; and year ended
December 31, 2007 - $651,009. The amounts billed to Biocurex represent the costs incurred by Pacific BioSciences plus 15%. As of December 31, 2007, Biocurex owed Pacific Biosciences $337,355 for research and for general and administrative expenses paid by Pacific Biosciences on behalf of Biocurex.

      Pacific Biosciences conducts research for Biocurex in accordance with research protocols and expenditures approved on a monthly basis by Dr. Moro and Dr. Wittenberg both of whom are executive officers of Biocurex. As of March 31, 2008, Biocurex did not have any written agreement with Pacific BioSciences concerning research performed on behalf of Biocurex.

      In May 2003, a group of Japanese physicians/scientists agreed to test an improved Histo-RECAF(TM) kit on stomach cancer tissues to determine the kit's ability to accurately detect cancer cells. The Japanese research teams conducted the tests on a voluntary basis and without charge to Biocurex. Biocurex supplied the research teams, free of charge, with the chemicals required for the tests. In April 2004, Biocurex received notice that approximately 83% of the cancer tissues stained with the Histo-RECAF(TM) kit were clearly positive and distinguishable from normal specimens with a microscope. To the knowledge of Biocurex, no other stomach cancer marker matches these results. These results were published in a peer-reviewed scientific journal (In Vitro Diagnostic Technology) in December 2005.

Patents
-------

      Biocurex's technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in Canada and six other foreign countries.

Competition
-----------

      A number of companies, such as Dako Inc., have developed cancer detection products which stain cells to detect cancer. However the cancer detection kits presently on the market can only detect one form of cancer. In contrast, Biocurex's cancer detection kits can detect the RECAF(TM) marker in all the types of cancer studied so far, including breast, stomach, lung and colon cancers.

      A number of companies, including Abbott Labs, Roche and Ortho Diagnostics, have developed serum based screening assays to detect cancer. However, the serum based screening assays kits presently on the market can only detect one form of cancer. In contrast, Biocurex's serum based screening assays have detected, in internal preliminary studies, ovary, lung, breast and stomach cancers with high sensitivity and specificity. In addition, and based upon studies conducted by Biocurex, Biocurex believes that for certain types of cancer, its serum based screening assays is more accurate than the screening assays of its competitors.

Government Regulation
---------------------

      Drugs, pharmaceutical products, medical devices and other related products are regulated in the United States under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the laws of certain states. The FDA exercises significant regulatory control over the clinical investigation, manufacture and marketing of pharmaceutical and biological products.

      Prior to the time a pharmaceutical product can be marketed in the United States for therapeutic use, approval of the FDA must normally be obtained. Preclinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required in order to establish product safety and efficacy.

      The first stage of evaluation, preclinical testing, must be conducted on animals. After lack of toxicity has been demonstrated, the test results are submitted to the FDA along with a request for clearance to conduct clinical testing, which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory authority does not object to the proposed study, the investigator can proceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of humans under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

      After Phase I testing is completed, one or more Phase II trials are conducted in a larger number of patients to test the product's ability to treat or prevent a specific disease, and the results are analyzed for clinical efficacy and safety. If the results appear to warrant confirmatory studies, the data is submitted to the applicable regulatory authority along with the protocol for a Phase III trial. Phase III trials consist of extensive studies in large populations designed to assess the safety of the product and the most desirable dosage for the treatment or prevention of a specific disease. The results of the clinical trials for a new biological drug are submitted to the FDA as part of a product license application ("PLA"), a New Drug Application ("NDA") or Biologics License Application ("BLA"), depending on the type or derivation of the product being studied.

      In addition to obtaining FDA approval for a product, a biologics establishment license application ("ELA") may need to be obtained for biological products derived from blood, or not considered to be sufficiently well characterized, in order to obtain FDA approval of the testing and manufacturing facilities in which the product is produced. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance.

      The process of drug development and regulatory approval requires substantial resources and many years. Approval of drugs and biological products by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States. Clinical trials conducted under approvals from foreign countries may not be accepted by the FDA and product licensure in a foreign country does not mean that a product will be licensed by the FDA or any other government entity for manufacturing and/or marketing.

      Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices have less stringent data requirements than drugs and do not require clinical trials for FDA clearance. Products submitted to the FDA for clearance as medical devices can refer to the safety and effectiveness of medical devices which perform similar functions to products which the FDA has already cleared. As long as a medical device submitted to the FDA has the same clinical use as a medical device previously cleared by the FDA, such medical device will normally receive FDA clearance upon a showing that the device is substantially equivalent to the other approved medical devices. In the case of the Histo-RECAF(TM) kit, Biocurex provided the FDA with reports from pathologists who have used the kit and also provided the FDA with a collection of tissues stained with the kit. The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its device listing database. Biocurex expects that its Cryo-RECAF(TM) kit will also be classified as a Class I medical device. Biocurex anticipates that its serum assay, if successfully developed, will be classified as a Class II medical device.

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

General
-------

      As of March 31, 2008, Biocurex's only employees were Dr. Ricardo Moro and Dr. Gerald Wittenberg, both officers and directors of Biocurex. Dr. Wittenberg does not spend his full time on the business of Biocurex.

      As mentioned elsewhere in this report, Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Employees of Pacific BioSciences also provide most of the administrative and accounting services required by Biocurex. As of March 31, 2008, Pacific BioSciences had nine full time employees. These employees devote substantially all of their time to research conducted on behalf of Biocurex as well as administrative matters relating to both Biocurex and Pacific BioSciences. Dr. Moro considers himself to be a full time employee of Pacific BioSciences, despite the time he devotes to Biocurex.

      Biocurex's webstite is www.biocurex.com.

ITEM 2.  DESCRIPTION OF PROPERTY

      Biocurex's offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex's offices are rented on a month-to-month basis for $5,643 per month. Biocurex rents its office space from Pacific Bioscience, a company owned by Dr. Ricardo Moro.

ITEM 3.  LEGAL PROCEEDINGS

      Biocurex is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      Between April 2004 and August 21, 2006 Biocurex's common stock traded in the over-the-counter market, which is sometimes referred to as the "pink sheets". On August 22, 2006, Biocurex re-listed its common stock on the OTC Bulletin Board under the symbol "BOCX."

      Shown below is the range of high and low quotations for Biocurex's common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low
         --------------                ----             ---

            3/31/05                    $1.80           $1.40
            6/30/05                    $1.03           $1.01
            9/30/05                    $0.90           $0.85
           12/31/05                    $0.89           $0.86

            3/31/06                    $0.73           $0.70
            6/30/06                    $0.85           $0.72
            9/30/06                    $0.70           $0.65
           12/31/06                    $0.74           $0.66

            3/31/07                    $0.71           $0.57
            6/30/07                    $0.67           $0.56
            9/30/07                    $0.82           $0.46
           12/31/07                    $0.70           $0.55

      As of payment of note principal or interest with shares of Biocurex common or as the result of the March 31, 2008, there were approximately 120 record holders of Biocurex's common stock and over 2,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

      As of March 31, 2008 Biocurex had 42,443,942 outstanding shares of common stock. The following table lists additional shares of Biocurex's common stock which may be issued as the result of payment of note principal or interest with shares of Biocurex's common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

                                                           Number of      Note
                                                            Shares     Reference
                                                           ---------   ---------

   Shares issuable upon conversion of notes or as
     payment of principal on the notes                       5,000,000      A

   Shares issuable upon exercise of warrants                 3,500,000      A

   Shares issuable as payment of interest on the notes       1,061,033      A

   Shares issuable upon exercise of warrants issued
       to consultants                                          937,500      B

   Shares issuable upon exercise of Non-Qualified Stock
   options granted to officers, directors, employees and
   consultants.                                              4,046,666      C

   Shares issuable upon exercise of warrants granted to
   Biocurex's officers, directors, employees, financial
   consultants and private investors                         5,441,851      D

   Shares issuable upon conversion of notes                  1,075,715      D

   Shares issuable upon exercise of warrants issued to
   note holders                                              3,940,326      E

A. On June 29, 2007, Biocurex sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on June 29, 2010 and are secured by substantially all of Biocurex's assets. At the holder's option the notes are convertible into shares of Biocurex's common stock at a conversion price of $0.60.

      The warrants allow the holders to purchase up to 3,500,000 shares of Biocurex's common stock at a price of $0.60 per share at any time prior to June 29, 2012.

      In the event the closing price of Biocurex's common stock is $1.20 or greater for ten consecutive trading days, the holders will be required to exercise the warrants relating to the 3,500,000 shares of Biocurex's common stock. Following the exercise of the warrants, Biocurex will issue to the holders new warrants, which will entitle the holders to purchase 1,750,000 shares of Biocurex's common stock. The new warrants will be exercisable at a price of $1.20 per share at any time prior to the later of June 25, 2012 or three years from the date the new warrants are issued.

      The actual number of shares issuable upon the conversion of the notes or upon the exercise of the warrants may increase as the result of future sales of Biocurex's common stock at prices below either the note conversion price or warrant exercise price, as the case may be.

      At Biocurex's election and under certain conditions, Biocurex may use shares of its common stock to make interest or principal payments on the notes. The actual number of shares which may be issued as payment of interest or principal may increase if the price of Biocurex's common stock is below the then applicable conversion price of the notes.

      To the extent Biocurex uses its shares to make principal payments on the notes, the number of shares which may be issued upon the conversion of the notes may be less due to the reduction in the outstanding principal balance of the notes.

      The actual number of shares which will ultimately be issued upon the payment or conversion of the notes and the exercise of the warrants (if any) will vary depending upon a number of factors, including the price at which Biocurex sells any additional shares of its common stock prior to the date the notes are paid or converted or the date the warrants are exercised or expire.

      See Biocurex's 8-K report filed on June 29, 2007 for more detailed information concerning the notes and warrants.

B. Pursuant to the terms of a consulting agreement with the Sales Agent, Biocurex issued the Sales Agent warrants to purchase 937,500 shares of Biocurex's common stock as consideration for services the Sales Agent provided in connection with the sale of Biocurex's notes and warrants. Warrants to purchase 187,500 of the 937,500 shares are exercisable at a price of $0.01 per share and warrants to purchase the remaining 750,000 shares are exercisable at a price of $0.60 per share. These warrants expire on June 30, 2012. The Sales Agent subsequently assigned to two of its employees 234,375 warrants each.

C. Options are exercisable at prices between $0.001 and $0.75 per share and expire at various dates between January 2009 and February 2010.

D. Warrants in this category were not granted pursuant to Biocurex's Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.12 and $0.90 per share and expire between October 2008 and July 2012.

E. During 2003 Biocurex sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of Biocurex's common stock. The number of shares to be issued upon the conversion of any note is equal to the amount determined by dividing (i) the principal amount to be converted by (ii) the conversion price. The conversion price was separately negotiated for each note and ranges between $0.05 and $0.23 and was based upon the market price of Biocurex's common stock on the date the notes were sold. As of March 31, 2008, one note in the principal amount of $53,000 had been repaid and four notes in the aggregate principal amount of $281,915 had been converted into 2,123,634 shares of Biocurex's common stock. If all remaining notes were converted Biocurex would be obligated to issue an additional 1,075,715 shares of common stock. The note holders also received warrants to purchase an aggregate of 2,434,088 shares of Biocurex's common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates prior to November 11, 2008. As of March 31, 2008, warrants to purchase 1,693,111 shares had been exercised. For every share issued upon conversion, the note holders are entitled to receive new warrants to purchase one additional share of common stock at prices between $0.055 and $0.176 per share. These new warrants expire at various dates in 2011. Warrants for 2,123,634 shares were issued when notes in the principal amount of $281,915 were converted. If all remaining notes were converted, Biocurex would be obligated to issue the holders of the notes warrants to purchase 1,075,715 additional shares of Biocurex's common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Plan of Operation
-----------------

Biocurex is involved in developing cancer detection technology and:

     o has developed a cancer detection kit which stains cancer cells, thereby allowing a pathologist to easily view the cancer cells with the use of a microscope,
     o has developed the Cryo-RECAF(TM) diagnostic kit which can be used by pathologists during surgery to determine whether cancer cells are benign or malignant, and
     o is working on the development of a screening assay which can detect multiple cancers from a blood (serum) sample.

      The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its device listing database. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF(TM)) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of March 31, 2008, Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

      As explained in Item 1 of this report, Biocurex has developed a serum based cancer screening assay and has licensed certain aspects of the serum assay technology to third parties. The licensing agreements are semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in 2008. Biocurex retained all rights to its prototype format, a radio-immunoassay ("RIA"), which it plans to commercialize directly to clinical laboratories as Analyte Specific Reagents ("ASRs") for production of "home-brew" tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA issued a new regulation in November of 1997 classifying ASRs based on risk to public health. The regulation allows certain individual reagents to be available for clinical laboratories to use in their own in-house developed (home-brew) tests, without requiring manufacturers to obtain approval from the FDA for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF(TM) tests based on Biocurex's RIA without the need for a lengthy FDA approval process. For more information visit http:// www.aacc.org/govt/asr.htm.

      During the twelve months ending December 31, 2008, Biocurex:

     o    plans  to  continue   its  efforts  to  license  the   Histo-RECAF(TM)
          technology to third parties.

     o plans to enter into agreements relating to its RIA blood test with clinical laboratories using ASRs.

     o intends to license its Serum-RECAF(TM) to other major bio-pharma companies.

     o plans to, if necessary, continue to raise capital in order to fund Biocurex's operations and research and development.

     o    continue research in the areas of therapeutics and imagery.

During the twelve months ending December 31, 2008, it is expected that all research and development work will be performed by Pacific Biosciences on behalf of Biocurex.

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2007, as compared to the same period in the prior year, are discussed below:

                         Increase (I)
Item                    or Decrease (D)  Reason
----                    ---------------  ------

Revenue                         I        Payment    required   by   terms   of
                                         Licensing   Agreement   with   Abbott
                                         Laboratories

General and Administrative      I        Increase in stock based  compensation
 Expenses                                and public relations expenses

Professional and Consulting     D        During   2006  the   Company   became
 fees                                    involved  in a lawsuit as a result of
                                         its efforts to have a transfer  agent
                                         remove  the   restricted   legend  on
                                         shares of  common  stock  which  were
                                         given to the Company by an  unrelated
                                         third party as partial  payment for a
                                         license to use  technology  developed
                                         by  the  Company.   The  lawsuit  was
                                         resolved  in  favor  of the  Company.
                                         The Company  was not  involved in any
                                         litigation   during  the  year  ended
                                         December 31, 2007.

Research and development       I         Increased use of chemicals and
                                         laboratory supplies.

Accretion of discount          I         Sale  of  convertible  notes  in  the
                                         principal  amount  of  $3,000,000  in
                                         June 2007

Interest expense               I         Sale  of  convertible  notes  in  the
                                         principal  amount  of  $3,000,000  in
                                         June 2007

      Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2006, as compared to the same period in the prior year, are discussed below:

                         Increase (I)
Item                    or Decrease (D)  Reason
----                    ---------------  ------

Professional and Consulting    I          Biocurex made greater use of investor
 fees                                     relations consultants during the year.

Research and Development       I          Increase in chemicals and laboratory
                                          supplies.

Gain on sale of investment     I          During the year Biocurex began to sell
 securities                               shares which it received as
                                          consideration for a licensing
                                          agreement. Biocurex was not able to
                                          sell these shares in 2005.  (See Note
                                          3 to the financial statements).

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the year ended December 31, 2007 were:

            Cash used in operations                             $(1,509,939)
            Patent costs                                            (59,704)
            Repayment of loans from related parties                 (14,408)
            Sale  of  convertible  notes,  net  of  issuance
            costs                                                 2,467,500
            Repayment of convertible notes                         (300,000)

            Sale of common stock, net of offering costs             198,895

      Biocurex's sources and (uses) of cash during the year ended December 31, 2006 were:

            Cash used in operations                              (1,019,910)
            Patent costs                                            (74,483)
            Sale of investment securities                           154,228
            Sale of common stock in private placements
               and exercise of options and warrants, net of
               issuance costs                                     1,332,025
            Repayment of loans from related parties                 (62,056)

Convertible Notes and Warrants
------------------------------

      On June 29, 2007, Biocurex sold convertible notes, plus warrants, to two private investors for $3,000,000. These notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. These notes are due and payable on June 29, 2010 and are secured by substantially all of Biocurex's assets.

      Interest on these notes is payable monthly and is due the first of every month. Biocurex is also required to make monthly payments of $100,000 towards the principal amount of the notes. If Biocurex fails to make any interest or principal payment when due, the notes will become immediately due and payable.

      At the holder's option the notes are convertible into shares of Biocurex's common stock at a conversion price of $0.60.

      Biocurex intends to repay the notes, plus accrued interest, with cash on hand, proceeds from the sale of Biocurex's securities and shares of its common stock.

      For more detailed information concerning the notes and warrants see Biocurex's 8-K report filed on June 29, 2007.

Capital Requirements

      Biocurex anticipates that the capital requirements for the twelve months ending December 31, 2008 will be as follows:

      Research and Development - Therapeutics                 $   450,000
      Research and Development - Invitro diagnostics
         (rapid tests, blood tests, histology tests)              700,000
      Research and Development - Imagery                           50,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       300,000
      Payment of Principal on Convertible Notes                 1,200,000
      Payment of Interest on Convertible Notes                    198,660
                                                             ------------
                  Total:                                       $3,428,660
                                                               ==========

      Biocurex does not have any lines of credit with banks or other financial institutions or any other traditional financing arrangements. Biocurex will need additional capital until it is able to generate significant revenues to cover its expenditures. Since January 2003, Biocurex has been able to finance its operations through the private sale of its securities and from borrowings from private lenders and intends to obtain the capital needed for its operations through these financial arrangements in the future.

      Biocurex's most significant capital requirements are general and administrative expenses and research and development expenses. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services) average approximately $60,500 per month. Biocurex's research and development expenses vary, depending upon available capital. When more capital is available to Biocurex, research and development expenses increase. Conversely, research and development expenses decline when less capital is available. Pacific Biosciences, which is owned by Dr. Ricardo Moro, an officer and director of Biocurex, performs all of Biocurex's research and development work .

      Biocurex may not be successful in obtaining additional capital in the future. If Biocurex is unable to raise the capital it needs, its research and development activities will be curtailed or delayed and its operations will be reduced to a level which can be funded with the capital available to Biocurex.

Recent Accounting Pronouncements
--------------------------------

      See Note 2 to the financial statements which are included as part of this report.

Critical Accounting Policies
----------------------------

      Biocurex's significant accounting policies are more fully described in
Note 2 to the financial statements included as a part of this report. However, certain accounting policies are particularly important to the portrayal of Biocurex's financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on Biocurex's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Biocurex's significant accounting policies include:

      Revenue Recognition. Biocurex recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

      Registration Payment Arrangements. Biocurex accounts for registration rights arrangements and related liquidated damages provisions under EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

      EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with Financial Accounting Standards Board ("FASB") No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss".

      Long-lived Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Biocurex recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

      Investments. Investments consist of equity securities classified as "available-for-sale" securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected as other comprehensive income in stockholders' equity.

      Stock-based Compensation. Biocurex records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ITEM 7.  FINANCIAL STATEMENTS.

      See the financial statements attached to and made a part of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

      Ricardo Moro, Biocurex's Chief Executive Officer and Gerald Wittenberg, Biocurex's Principal Financial Officer, have evaluated the effectiveness of Biocurex's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Biocurex's disclosure controls and procedures were not effective. There were no changes in Biocurex's internal controls over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, Biocurex's internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      Biocurex's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, Biocurex conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

       A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Biocurex's annual or interim financial statements will not be prevented or detected on a timely basis. Based on an evaluation under the COSO framework, management identified a material weakness in an internal control over financial reporting as of December 31, 2007 arising from the following control deficiency in Biocurex's accounting for convertible debt as described below:

   Biocurex did not maintain adequate procedures to ensure that the accounting for convertible debt with detachable common share warrants was in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". This material weakness resulted in significant post closing adjustments to the financial statements. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

       Accordingly, Biocurex concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis by its internal controls.

       As a result of the material weakness described above, management has concluded that Biocurex did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by COSO.

       Manning Elliott LLP, Biocurex's independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of Biocurex's internal control over financial reporting as of December 31, 2007.

ITEM 8B. OTHER INFORMATION

      Not Applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

      Information concerning Biocurex's officers and directors follows:

      Name                   Age      Position
      ----                   ---      --------

      Dr. Ricardo Moro        55     President, Chief Executive
                                      Officer and a Director
      Dr. Gerald Wittenberg   56     Principal Financial Officer, Secretary,
                                      Treasurer, and a Director
      Dr. Phil Gold, PhD      70     Director

      Each director holds office until his successor is duly elected by the stockholders. Biocurex's officers serve at the pleasure of the Board of Directors.

      Dr. Ricardo Moro, MD. - has been an officer and director of Biocurex since March 2001. Since 1996, Dr. Moro has been the President of Pacific Biosciences, formerly named Curex Technologies Inc., where he developed the RECAF(TM) cancer marker concept. From 1980 to 1985, Dr. Moro worked in cancer research at the

French National Cancer Institute near Paris, France. From late 1985 to 1988, he worked at the University of Alberta, Edmonton on onco-developmental biology. From 1989 to 1996, he was engaged in various entrepreneurial ventures relating to diagnostics and instrumentation.

      Dr. Gerald Wittenberg D.M.D., MS. - has been an officer and director of Biocurex since March 2001. Dr. Wittenberg is a specialist in Oral and Maxillofacial Surgery and has been in private practice since 1981.

      Dr. Phil Gold, C.C., O.Q., MD., PhD. - has been a director of Biocurex since March 2001. From 1978 to 1980, Dr. Gold was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984, he was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990, he served as Chairman of the Department of Medicine at McGill University in Montreal. His present positions include Physician-in-Chief, Department of Medicine, The Montreal General Hospital; Professor of Medicine, McGill University; Professor, Departments of Physiology and Oncology, McGill University; and the Director of the McGill University Medical Clinic at the Montreal General Hospital.

      Biocurex does not have a compensation committee. The Board of Directors of Biocurex serves as its Audit Committee. Biocurex does not have a director serving as a financial expert. Biocurex does not believe a financial expert is necessary since Biocurex has only minimal revenues. Dr. Phil Gold is the only director who is independent, as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

      Biocurex has adopted a Code of Ethics which is applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on Biocurex's website located at www.biocurex.com.

ITEM 10.    EXECUTIVE COMPENSATION

  The following table shows in summary form the compensation received by (i) Biocurex's Chief Executive Officer and (ii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2007.
                                                                   All
                                                                  Other
                                                                  Annual
                                                 Restric-         Com-
  Name and                                      ted Stock Option  pensa-
   Principal            Fiscal  Salary  Bonus    Awards   Awards   tion
   Position              Year     (1)     (2)       (3)     (4)    (5)    Total
------------            ------  ------- ------- --------- ------  ------  ------
Total
-----

Dr. Ricardo Moro         2007 $135,000      --      --   $260,000   -- $395,000
Chief Executive Officer  2006 $ 99,040      --      --   $230,000   -- $329,040

Dr. Gerald Wittenberg    2007 $     --      --      --   $260,000   -- $260,000
Principal Financial      2006 $     --      --      --   $230,000   -- $230,000
Officer, Secretary and
Treasurer

(1) The dollar value of base salary (cash and non-cash) earned. Pacific BioSciences, a Company owned by Dr. Moro, is paid to conduct all research on behalf of Biocurex. During the years ended December 31, 2007 and 2006 Dr. Moro did not receive any cash compensation from Biocurex but received $135,000 and $99,040 respectively as salary and dividends from Pacific BioSciences.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table. As of December 31, 2007, Dr. Moro had exercised options to purchase 30,000 shares and Dr. Wittenberg had exercised options to purchase 19,845 shares.

(5) All other compensation received that could not be properly reported in any other column of the table.

      Biocurex does not have a compensation committee. The directors of Biocurex approve their own compensation since decisions regarding compensation to be paid to the officers and directors of Biocurex are made by the directors. Biocurex does not have any policy which prohibits or limits the power of directors to approve their own compensation.

Employment Contracts
--------------------

      Biocurex does not have any employment contracts with its executive officers. During the past two years Biocurex compensated its two officers, Dr. Moro and Dr. Wittenberg, with option grants. The number of options granted each year was determined by dividing $225,000 by the average closing price of Biocurex's common stock for the two weeks prior to the date options are awarded, which typically is in March of each year. The exercise price of the options was set at $0.001 per share.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      None.

Compensation of Directors During Year Ended December 31, 2007
-------------------------------------------------------------

Name                      Paid in Cash     Stock Awards (1) Option Awards (2)
----                      ------------     ---------------- -----------------

Dr. Phil Gold                 --                 --             $60,000

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

Other Information Regarding the Plans
-------------------------------------

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

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the

Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of Biocurex or the period of time a non-employee must provide services to Biocurex. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of Biocurex's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon the death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of Biocurex may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not make any amendment which would materially modify the eligibility requirements for the Plans or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans, without shareholder approval.

      The following tables show the options granted to, and the options exercised and held by, the persons named below, during the two fiscal years ended December 31, 2007. All options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan.

                                 Options Granted
                                      Options   Exercise Price  Expiration
    Name                 Grant Date  Granted (#)   Per Share       Date
    ----                 ----------  ----------- -------------  ----------

   Dr. Ricardo Moro       1/31/2007    260,000      $0.001      1/31/2010
   Dr. Gerald Wittenberg  1/31/2007    260,000      $0.001      1/31/2010
   Dr. Phil Gold          1/31/2007     60,000      $0.001      1/31/2010
   Dr. Ricardo Moro       2/23/2006    230,000      $0.001      2/28/2010
   Dr. Gerald Wittenberg  2/23/2006    230,000      $0.001      2/28/2010
   Dr. Phil Gold          2/23/2006     55,000      $0.001      2/28/2010

                                Options Exercised
                                      Shares Acquired On        Value
                   Date of Exercise     on Exercise (1)      Realized (2)
                   ----------------   ------------------     ------------

  Dr. Phil Gold       12/11/2006             25,000             $ 17,725

 (1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2007.

(2) With respect to options exercised during the fiscal year ended December 31, 2007, the value of the spread between the option exercise price and the market value of the shares purchased on the date of the exercise of the options.

                          Shares underlying unexercised
                                options which are:        Exercise   Expiration
     Name                 Exercisable      Unexercisable    Price        Date
     ----                 -----------      -------------  --------   ----------

     Dr. Ricardo Moro      650,000                           0.001     8/31/08
     Dr. Gerald Wittenberg 650,000                           0.001     8/31/08
     Dr. Ricardo Moro      450,000                           0.001     3/31/09
     Dr. Phil Gold          25,000                           0.001     1/31/09
     Ricardo Moro          225,000                           0.001     1/31/09
     Gerald Wittenberg     225,000                           0.001     1/31/09
     Ricardo Moro          230,000                           0.001     2/28/10
     Gerald Wittenberg     230,000                           0.001     2/28/10
     Phil Gold              55,000                           0.001     2/28/10
     Ricardo Moro          260,000                           0.001     1/31/10
     Gerald Wittenberg     260,000                           0.001     1/31/10
     Phil Gold              60,000                           0.001     1/31/10

                              Shares Issuable
                               Upon Exercise       Exercise       Expiration
 Name                         of Warrants (1)         Price           Date
------                        ---------------      ---------------------------


Dr. Gerald Wittenberg              252,278            $0.05          12/31/08
Dr. Gerald Wittenberg            1,275,000            $0.08          01/15/09
Dr. Gerald Wittenberg              450,000            $0.001         03/31/09

(1)  Warrants were issued pursuant to Biocurex's Non-Qualified Stock Option
     Plan.

      The following table shows the weighted average exercise price of the outstanding options and warrants granted pursuant to Biocurex's Non-Qualified Stock Option Plan as of December 31, 2007. Biocurex's Non-Qualified Stock Option Plan has not been approved by Biocurex's shareholders.


                          Number                          Number of Securities Remaining
                       of Securities                      Available For Future Issuance
                       to be Issued    Weighted-Average     Under Equity Compensation
                       Upon Exercise   Exercise Price of   Plans (Excluding Securities
                       of Outstanding   of Outstanding      Reflected in the First
Plan category              Options         Options            Column of This Table)
-----------------------------------------------------------------------------------

Non-Qualified Stock        3,666,666         $0.03                    2,844,390
 Option Plan

     The following table shows the number of outstanding stock options and stock bonuses granted by Biocurex pursuant to the Plans, as of March 31, 2008. Each option represents the right to purchase one share of Biocurex's common stock.


                        Total Shares                              Shares       Remaining
                          Reserved     Options       Options     Issued As  Options/Shares
Name of Plan            Under Plans   Outstanding   Exercised   Stock Bonus   Under Plans
------------            -----------   -----------   ---------   -----------  --------------

Non-Qualified Stock      12,500,000    4,046,666    5,538,944         N/A      2,914,390
  Option Plan

Stock Bonus Plan          5,500,000          N/A          N/A   3,099,675      2,400,325



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT.

      The following table shows, as of March 31, 2008, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex's common stock, (ii) each officer and director of Biocurex, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                      Number of          Percent of
      Name and Address                Shares (1)            Class
      ----------------                ----------         ----------

      Dr. Ricardo Moro                 2,425,000             5.7%
      1007-1625 West 13th Avenue
      Vancouver, British Columbia
      Canada V6J 2E9

      Dr. Gerald Wittenberg            4,762,203           11.22%
      6857 Churchill Street
      Vancouver, British Columbia
      Canada V6P 5B4

      Dr. Phil Gold                      200,000            0.47%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      All Officers and Directors       7,387,203           17.42%
      as a Group (3 persons)

(1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are presently exercisable.

                                     Shares Issuable
                                      Upon Exercise
         Name                      of Options or Warrants   Exercise Price
         ----                      ----------------------   --------------

         Dr. Ricardo Moro               2,070,000               $0.001
         Dr. Gerald Wittenberg            252,278               $0.05
         Dr. Gerald Wittenberg          1,275,000               $0.08
         Dr. Gerald Wittenberg            450,000               $0.001
         Dr. Gerald Wittenberg          1,620,000               $0.001
         Dr. Phil Gold                    190,000               $0.001

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Dr. Ricardo Moro owns 100% of Pacific BioSciences. See
Item 1 of this report for information concerning amounts billed to Biocurex by Pacific BioSciences. As of December 31, 2007, Biocurex owed Pacific BioSciences $337,356 for research and administrative expenses paid by Pacific Biosciences on behalf of Biocurex.

      As of December 31, 2007 Biocurex owed Dr. Gerald Wittenberg $7,000 for advances made by Dr. Wittenberg to Biocurex. The advances are unsecured, non-interest bearing and due on demand.

ITEM 13. EXHIBITS

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

10.3     Securities Purchase Agreement    Incorporated by reference to Exhibit
         (together with schedule          10 filed with the Company's 8-K report
         required by Instruction 2        dated June 9, 2007.
         to Item 601 of Regulation S-K)
         pertaining to Series K notes
         and warrants, together with
         the following exhibits to the
         Securities Purchase Agreement:
         A) Convertible Notes;
         B) Warrants;
         C) Security Agreement; and
         D) Registration Rights Agreement

10.4     License Agreement with Abbott    Incorporated by reference to Exhibit
         Exhibit 10.4 Laboratories        10.4 of Biocurex's Registration
         (portions of have been omitted   Statement on Form S-1 (Commission File
         pursuant to a request for        No. 333-144879)
         confidential treatment

31       Rule 13a-14(a) Certifications    __________________________________

32       Section 1350 Certifications      __________________________________


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as Biocurex's independent public accountants for the fiscal year ended December 31, 2007 and 2006.

      The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2007 and 2006 by Manning Elliott.

                                                   2007           2006
                                                   ----           ----

Audit Fees                                     $41,128       $ 38,000
Audit Related Fees                                  --             --
Financial Information Systems                       --             --
Design and Implementation Fees                      --             --
Tax Fees                                            --             --
All Other Fees                                      --             --

      Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006




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

Notes to the Financial Statements                                    F-11

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Whispering Oaks International, Inc. (dba Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred significant operating losses from operations. The Company will need additional financing and generate revenues to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 26, 2008

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                     December 31,   December 31,
                                                         2007           2006
ASSETS                                                    $              $

Current Assets

   Cash                                                1,372,598       590,254
   Investment securities (Note 3)                         61,366       176,426
   Prepaid expenses and other                            109,045        76,340
   Notes receivable, net (Note 4)                         35,497        36,432
                                                    -------------  -------------
Total Current Assets                                   1,578,506       879,452

Deferred financing costs (Note 7(b))                     536,084             -
Patents (Note 5)                                         360,812       329,004
                                                    -------------  -------------

Total Assets                                           2,475,402     1,208,456
                                                    -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                      105,505       117,713
   Accrued liabilities                                   359,854       109,085
   Due to related parties (Note 6)                       344,355       358,763
   Convertible notes payable (Note 7(a))                 194,828       194,828
   Current portion of convertible debt (Note 7(b))       371,712             -
                                                    -------------  -------------
                                                       1,376,254       780,389

Convertible debt (Note 7(b))                             266,618             -
                                                    -------------  -------------
                                                       1,642,872       780,389
                                                    -------------  -------------
Commitments and Contingencies (Notes 1 and 11)

Stockholders' Equity
   Common stock
      Authorized: 125,000,000 shares, par value
      $0.001
      Issued and outstanding: 42,143,275 and
      40,425,615,
      respectively                                        42,143        40,425
   Additional paid-in capital                         13,899,938    10,027,813
   Accumulated other comprehensive income (loss)         (42,189)       72,872
   Accumulated deficit                                  (114,175)     (114,175)
   Deficit accumulated during the development stage  (12,953,187)   (9,598,868)
                                                    -------------  -------------
Total Stockholders' Equity                               832,530       428,067
                                                    -------------  -------------

Total Liabilities and Stockholders' Equity             2,475,402     1,208,456
                                                    =============  =============


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)


                                                                            Accumulated During the
                                                                              Development Stage
                                                           Year ended          January 1, 2001
                                                           December 31,        to December 31,
                                                        2007          2006           2007
                                                          $             $              $


Revenue                                                50,000             -          464,456
                                                 ------------- -------------    -------------
Operating Expenses

  Amortization                                         27,896        22,281          136,257
  General and administrative (Note 6(a))            1,260,865       826,779        4,286,862
  Professional and consulting fees                    313,925       687,053        4,416,035
  Research and development (Note 6(a))                662,944       572,032        3,064,536
                                                 ------------- -------------    -------------
Total Operating Expenses                            2,265,630     2,108,145       11,903,690
                                                 ------------- -------------    -------------
Loss From Operations                               (2,215,630)   (2,108,145)     (11,439,234)
                                                 ------------- -------------    -------------
Other Income (Expense)

  Accretion of discounts on convertible debt         (791,092)      (65,160)        (132,989)
  Amortization of debt issue costs                   (107,217)            -         (107,217)
  Gain (loss) on issuance of shares                   (10,708)        7,886          (36,297)
  Gain on extinguishments of convertible debt               -             -           33,584
  Gain on sale of equity investment securities              -        95,782          185,315
  Interest expense                                   (242,628)      (30,521)      (1,831,864)
  Interest income                                      12,956        18,865          375,515
                                                 ------------- -------------    -------------
Total Other Income (Expense)                       (1,138,689)       26,852       (1,513,953)
                                                 ------------- -------------    -------------
Net Loss for the Period                            (3,354,319)   (2,081,293)     (12,953,187)

Other Comprehensive Loss

  Unrealized loss on investment securities           (115,061)     (131,128)        (42,189)

Total Comprehensive Loss                           (3,469,380)   (2,212,421)    (12,995,376)
                                                 ============= =============    ============
Net Loss Per Share - Basic and Diluted                  (0.08)        (0.06)
                                                 ============= =============
Weighted Average Shares Outstanding                41,127,000    36,856,000
                                                 ============= =============


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)



                                                                            Accumulated During the
                                                                              Development Stage
                                                           Year ended          January 1, 2001
                                                           December 31,        to December 31,
                                                        2007          2006           2007
                                                          $             $              $

Operating Activities:

Net loss for the period                            (3,354,319)   (2,081,293)     (12,953,187)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Accretion of discounts on convertible debt         791,092             -        1,527,634
   Allowance for uncollectible notes
   receivable                                               -             -           65,298
   Amortization                                        27,895        22,281          136,256
   Amortization of debt issue costs                   107,217             -          107,217
   Gain on extinguishments of debt                          -             -          (33,584)
   Gain on sale of investment securities                    -       (95,782)        (290,389)
   Intrinsic value of the embedded
   conversion options                                  65,160       132,989
   Loss (gain) on issuance of shares                   10,708        (7,886)          36,297
   Stock-based compensation                           666,650       792,818        4,157,062
Changes in operating assets and liabilities:
   Notes and interest receivable                            -             -           (6,296)
   Prepaid expenses and other                           5,767       (36,734)         (35,678)
   Accounts payable                                    95,083       288,120        1,119,589
   Accrued liabilities                                139,968        33,406          249,053
   Deferred revenue                                         -             -         (162,000)
   Subscriptions receivable                                 -             -         (100,682)
                                                 ------------- -------------    -------------
Net Cash Used in Operating Activities              (1,509,939)   (1,019,910)      (6,050,421)
                                                 ------------- -------------    -------------
Investing Activities:

   Issuance of notes receivable                             -             -         (100,542)
   Proceeds from notes receivable                           -         8,273          101,713
   Patent costs                                       (59,704)      (74,483)        (292,601)
   Proceeds from sale of investment securities              -       154,228          384,894
                                                 ------------- -------------    -------------
Net Cash Provided by (Used in) Investing
Activities                                            (59,704)       88,018           93,464
                                                 ------------- -------------    -------------
Financing Activities:

   Due to related parties                             (14,408)      (62,056)         410,506
   Proceeds from convertible debt                   3,000,000             -        3,639,743
   Repayment of convertible debt                     (300,000)            -         (353,000)
   Debt issue costs                                  (532,500)            -         (532,500)
   Proceeds from private placements of
   common stock and share subscriptions received      124,750     1,454,500        2,927,522
   Proceeds from the exercise of stock
    options and warrants                               85,333            25        1,128,421
   Share issuance costs                               (11,188)     (122,500)        (133,688)
                                                 ------------- -------------    -------------
Net Cash Provided by Financing Activities           2,351,987     1,269,969        7,087,004
                                                 ------------- -------------    -------------
Net Increase in Cash                                  782,344       338,077        1,130,047

Cash - Beginning of Year                              590,254       252,177          242,551
                                                 ------------- -------------    -------------
Cash - End of Year                                  1,372,598       590,254        1,372,598
                                                 ============= =============    =============
Non-cash Investing and Financing Activities:
  Shares issued to settle debt                        118,000       484,738          677,847
  Notes payable converted into common shares                -       138,545          858,076
                                                 ============= =============    =============
Supplemental Disclosures:
  Interest paid                                       205,133             -          205,912
  Income taxes                                              -             -                -
                                                 ============= =============    =============



    The accompanying notes are an integral part of these financial statements


                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2007
                           (Expressed in U.S. dollars)


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                During
                                                  Addi-    Common      Stock             Compre-                the        Stock-
                                                 tional     Stock      Subsc-   Deferred hensive    Accum-    Develop-     holder's
                                 Common Stock    Paid-in    Subsc-    riptions   Compen-  Income    ulated      ment       Equity
                                Shares   Amount  Capital    ribed    Receivable  sation   (Loss)    Deficit     Stage     (Deficit)
                                ------   ------ --------- ---------- ---------- --------  -------   -------   ---------  ----------
                                  #         $       $          $          $         $        $         $          $            $

Balance at
 January 1, 2001              8,225,022   8,225    46,775         -          -         -        -  (114,175)          -     (59,175)
Capital contributed
 relating to the
 forgiveness of advances
 payable (February 2001)              -       -    59,175         -          -         -        -         -           -      59,175
Issuance of common stock
 at $2.00 per share for
 patents and intellectual
 properties (February 2001)   1,950,000   1,950    (1,950)        -          -         -        -         -           -           -
Issuance of common stock
 at $1.51 per share in
 settlement of convertible
 notes payable (May 2001)     1,544,404   1,545   464,616         -          -         -        -         -           -     466,161
Issuance of common stock
 for cash: October 2001 -
 $1.25 per share                 52,000      52    65,000         -          -         -        -         -           -      65,052
December 2001 - $0.97 per
 share                           32,260      32    31,406         -          -         -        -         -           -      31,438
Issuance of common stock
 at $2.00 per share for
 services rendered
 (December 2001)                 11,000      11    21,989         -          -         -        -         -           -      22,000
Issuance of warrants                  -       -   175,000         -          -         -        -         -           -     175,000
Cumulative foreign currency
 translation adjustment               -       -         -         -          -         -   28,213         -           -      28,213
Net loss for the year                 -       -         -         -          -         -        -         -  (1,089,464) (1,089,464)
                          -------------- ------- --------- --------- ---------- --------- -------- --------- ----------- -----------
Balance at December 31, 2001 11,814,686  11,815   862,011         -          -         -   28,213  (114,175) (1,089,464)   (301,600)

Issuance of common
 stock at $0.75 per
 share (January 2002)           105,313     105    78,880         -          -         -        -         -           -      78,985
Issuance of common
 stock at $0.10 per
 share to settle
 convertible notes
 payable (December 2002)      1,100,000   1,100   108,900         -          -         -        -         -           -     110,000
Issuance of common
 stock for services
 rendered
  April 2002-$0.64 per share     77,149      77    49,062         -          -         -        -         -           -      49,139
  July 2002-$1.25 per share       7,400       8     9,207         -          -         -        -         -           -       9,215
Issuance of common stock
 for consulting services
 at $0.05 per share
 (November 2002)              2,300,000   2,300   112,700         -          -  (115,000)       -         -           -           -
Issuance of common stock
 to settle accounts payable
 at $0.08 per share
 (December 2002)                929,244     929    74,181         -          -         -        -         -           -      75,110
Fair value of stock
 options granted                      -       -    21,042         -          -         -        -         -           -      21,042
Fair value of warrants issued         -       -   207,188         -          -         -        -         -           -     207,188
Reclassification of warrants
 and options to liability             -       -  (529,785)        -          -         -        -         -           -    (529,785)
Reclassification of warrant
 liability to equity                  -       -    71,675         -          -         -        -         -           -      71,675
Beneficial conversion feature
 of convertible debt                  -       -    99,800         -          -         -        -         -           -      99,800
Cumulative foreign currency
translation adjustment                -       -         -         -          -         -  (28,213)        -           -     (28,213)
Net loss for the year                 -       -         -         -          -         -        -         -    (646,771)   (646,771)
                          -------------- ------- --------- --------- ---------- --------- -------- --------- ----------- -----------
Balance - December
 31, 2002                    16,333,792  16,334  1,164,861        -          -  (115,000)       -  (114,175) (1,736,235)   (784,215)
                          -------------- ------- --------- --------- ---------- --------- -------- --------- ----------- -----------



    The accompanying notes are an integral part of these financial statements



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                During
                                                  Addi-    Common      Stock             Compre-                the        Stock-
                                                 tional     Stock      Subsc-   Deferred hensive    Accum-    Develop-     holder's
                                 Common Stock    Paid-in    Subsc-    riptions   Compen-  Income    ulated      ment       Equity
                                Shares   Amount  Capital    ribed    Receivable  sation   (Loss)    Deficit     Stage     (Deficit)
                                ------   ------ --------- ---------- ---------- --------  -------   -------   ---------  ----------
                                  #         $       $          $          $         $        $         $          $            $

Balance - December
 31, 2002                    16,333,792  16,334  1,164,861        -          -  (115,000)       -  (114,175) (1,736,235)   (784,215)
Issuance of common
 stock for cash:
  January 2003 - $0.07
   per share                    900,543     900    62,137         -          -         -        -         -           -      63,037
  November 2003 - $0.21
   per share                    288,095     288    60,195         -          -         -        -         -           -      60,483
Issuance of common stock
 pursuant to exercise of
 stock options:
  March 2003 - $0.07
   per share                  1,560,000   1,560   107,640         -          -         -        -         -           -     109,200
  May 2003 - $0.16
   per share                  1,000,000   1,000   159,000         -          -         -        -         -           -     160,000
  June 2003 - $0.17
   per share                    305,822     306    51,594         -          -         -        -         -           -      51,900
  November 2003 - $0.001
   per share                    450,000     450         -         -          -         -        -         -           -         450
  March 2003 - $0.07
   per share                    135,000     135     9,315         -          -         -        -         -           -       9,450
  June 2003 - $0.17
   per share                    294,118     294    49,706         -          -         -        -         -           -      50,000
  October 2003 - $0.18
   per share                    277,777     278    49,722         -          -         -        -         -           -      50,000
  November 2003 - $0.24
   per share                    104,167     104    24,896         -          -         -        -         -           -      25,000
Issuance of common stock
 for services:
  March 2003 - $0.40
   per share                    156,250     156    62,344         -          -         -        -         -           -      62,500
  October 2003 - $0.16
   per share                  1,000,000   1,000   159,000         -          -  (160,000)       -         -           -           -
Fair value of stock options
 granted                              -       -   841,349         -          -         -        -         -           -     841,349
Amortization of deferred
 compensation                         -       -         -         -          -   141,667        -         -           -     141,667
Fair value of warrants issued         -       -   274,601         -          -         -        -         -           -     274,601
Fair value of beneficial
 conversion feature related to
 convertible notes                    -       -   255,142         -          -         -        -         -           -     255,142
Fair value of warrants issued
 for loan provided                    -       -    99,778         -          -         -        -         -           -      99,778
Reacquisition value of
 beneficial conversion feature        -       -   (33,584)        -          -         -        -         -           -    (33,584)
Unrealized gain on investment
 securities                           -       -         -         -          -         -   48,000         -           -      48,000
Net loss for the year                 -       -         -         -          -         -        -         -  (2,618,955) (2,618,955)
                          -------------- ------- --------- --------- ---------- --------- -------- --------- ----------- -----------
Balance - December
 31, 2003                    24,983,564  24,983  3,741,470        -          -  (133,333)  48,000  (114,175) (4,355,190)   (788,245)

Issuance of common
 stock for cash:
  January 2004- $0.19
   per share                    100,000     100    18,900         -          -         -        -         -           -      19,000
  March 2004 - $0.15
   per share                    633,334     633    94,367         -          -         -        -         -           -      95,000
  March 2004 - $0.19
   per share                    315,790     316    59,684         -          -         -        -         -           -      60,000
  July 2004 - $0.50
   per share                    500,000     500   249,500         -          -         -        -         -           -     250,000


    The accompanying notes are an integral part of these financial statements



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                During
                                                  Addi-    Common      Stock             Compre-                the        Stock-
                                                 tional     Stock      Subsc-   Deferred hensive    Accum-    Develop-     holder's
                                 Common Stock    Paid-in    Subsc-    riptions   Compen-  Income    ulated      ment       Equity
                                Shares   Amount  Capital    ribed    Receivable  sation   (Loss)    Deficit     Stage     (Deficit)
                                ------   ------ --------- ---------- ---------- --------  -------   -------   ---------  ----------
                                  #         $       $          $          $         $        $         $          $            $

 July 2004 - $0.60
  per share                      33,333      33    19,967         -          -         -        -         -           -      20,000
 Dec 2004 - $0.47
  per share                     320,600     321   150,361         -   (150,682)        -        -         -           -           -
Issuance of common stock
for services:
 February 2004 - $0.22
  per share                     142,928     143    31,301         -          -         -        -         -           -      31,444
 March 2004 - $0.23
  per share                      25,000      25     5,725         -          -         -        -         -           -       5,750
 July 2004 - $0.91
  per share                     200,000     200   181,800         -          -         -        -         -           -     182,000
 October 2004 - $0.72
  per share                      60,000      60    43,140         -          -         -        -         -           -      43,200
 December 2004 - $0.63
  per share                      79,616      80    50,078         -          -         -        -         -           -      50,158
Issuance of common stock
pursuant to the exercise
of stock options for cash:
 March 2004 - $0.14
  per share                      40,000      40     5,560         -          -         -        -         -           -       5,600
 March 2004 - $0.22
  per share                     200,000     200    43,800         -          -         -        -         -           -      44,000
 April 2004 - $0.14
  per share                      65,000      65     9,035         -          -         -        -         -           -       9,100
 April 2004 - $0.001
  per share                     150,000     150         -         -          -         -        -         -           -         150
 July 2004 - $0.14
  per share                     125,000     125    17,375         -          -         -        -         -           -      17,500
 July 2004 - $0.07
  per share                      25,000      25     1,725         -          -         -        -         -           -       1,725
 July 2004 - $0.001
  per share                     200,000     200                   -          -         -        -         -           -         200
 September 2004 - $0.07
  per share                      20,000      20     1,380         -          -         -        -         -           -       1,400
 October 2004 - $0.73
  per share                     128,000     128    93,312         -          -         -        -         -           -      93,440
Fair value of stock
 options granted                      -       -   419,204         -          -         -        -         -           -     419,204
Issuance of common stock
pursuant to the exercise of
warrants for cash:
 June 2004 - $0.07
   per share                    628,571     629    43,371         -          -         -        -         -           -      44,000
 June 2004 - $0.19 per share    105,263     105    19,895         -          -         -        -         -           -      20,000
 July 2004 - $0.05 per share     30,000      30     1,470         -          -         -        -         -           -       1,500
 July 2004 - $0.30 per share    153,945     154    46,030         -          -         -        -         -           -      46,184
 August 2004 - $0.21 per share  338,095     338    70,662         -          -         -        -         -           -      71,000
 September 2004 - $0.07 per
      share                     271,972     272    18,766         -          -         -        -         -           -      19,038
 September 2004 - $0.001 per
      share                     200,000     200         -         -          -         -        -         -           -         200
Issuance of common stock
pursuant to the exercise
of warrants for cash:
 December 2004 - $0.08
  per share                     145,683     146    11,509         -          -         -        -         -           -      11,655



    The accompanying notes are an integral part of these financial statements


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
                                                                                            Other             During
                                                                         Stock              Compre-            the
                                                Additional  Common     Subscrip-  Deferred  hensive  Accumu-  Develop- Stockholders'
                                Common Stock     Paid In     Stock       tions     Compen-  Income    lated    ment       Equity
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $
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
                              Shares    Amount   Capital   Subscribed  Receivable  sation   (loss)   Deficit   Stage     (Deficit)
                              ------------------------------------------------------------------------------------------------------
                                #          $         $          $           $         $        $        $         $            $

Balance, December 31, 2006  40,425,615    40,425 10,027,813         -           -        -   72,872 114,175)  (9,598,868)   428,067
Issuance of common stock
 for services:
  January 2007 - $0.62
    per share                  135,000       135     83,565         -           -        -        -        -           -     83,700
  August 2007 - $0.63
    per share                   15,873        16      9,984         -           -        -        -        -           -     10,000
  August 2007 - $0.56
    per share                   17,857        18      9,982         -           -        -        -        -           -     10,000
  December 2007 - $0.72
    per share                   57,142        57     41,085         -           -        -        -        -           -     41,142
  December 2007 - $0.62
    per share                   10,488        10      6,492         -           -        -        -        -           -      6,502
  December 2007 - $0.53
    per share                  223,000       223    117,967         -           -        -        -        -           -    118,190
Issuance of common
  stock for debt settlement:
  May 2007 - $0.65 per share   100,000       100     55,900         -           -        -        -        -           -     56,000
  Jul 2007 - $0.62 per share   100,000       100     61,900         -           -        -        -        -           -     62,000
Issuance of common stock
  for cash:
  June 2007 - $0.45
    per share                  220,000       220     98,780         -           -        -        -        -           -     99,000
  May 2007 - $0.43
   per share                    23,256        23      9,977         -           -        -        -        -           -     10,000
  April 2007 - $0.45
   per share                    35,000        35     15,715         -           -        -        -        -           -     15,750
Share issuance costs                 -         -    (11,188)        -           -        -        -        -           -    (11,188)
Fair value of stock
  options granted                    -         -    412,545         -           -        -        -        -           -    412,545
Issuance of common stock
  pursuant to the exercise
  of warrants for cash:
  March 2007 - $0.15
    per share                  266,667       267     39,733         -           -        -        -        -           -     40,000
  March 2007 - $0.17
    per share                  266,667       267     45,067         -           -        -        -        -           -     45,334
Fair value of warrants issued        -         -     22,106         -           -        -        -        -           -     22,106
Issuance of common stock
  pursuant to the cashless
  exercise of warrants
  (December 2007)              246,710       247       (247)        -           -        -        -        -           -          -
Fair value of warrants
  issued with convertible debt       -         -  1,426,381         -           -        -        -        -           -  1,426,381
Intrinsic value of beneficial
  conversion feature on
  convertible debt                   -         -  1,426,381         -           -        -        -        -           -  1,426,381
Unrealized loss on investment
   securities                        -         -          -         -           -        - (115,061)       -           -   (115,061)
Net loss for the year                -         -          -         -           -        -        -        -  (3,354,319)(3,354,319)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007  42,143,275    42,143 13,899,938         -           -        -  (42,189)(114,175)(12,953,187)   832,530
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                           (Expressed in U.S. dollars)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of December 31, 2007 the Company has working capital of $202,252 and accumulated losses of $12,953,187 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management's anticipates expenditures of $3,429,000 over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of patent costs, valuation of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Cash and Cash Equivalents

   The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

   Registration Payment Arrangements

   The Company accounts for registration rights arrangements and related liquidated damages provisions under EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

   EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with Financial Accounting Standards Board ("FASB") No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss".

   Foreign Currency Translation

   The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

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

   Financial Instruments/Concentrations

   The fair values of cash, investment securities, notes receivable, accounts payable, accrued liabilities, due to related parties and convertible notes payable, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

   The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a hight quality credit institution.

   For the year ended December 31, 2007, revenue from a single customer represented 100% of total revenue. For the year ended December 31, 2006, the Company had $nil revenue.

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

   Investment Securities

   The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available-for-sale with unrealized gains and losses included in comprehensive income. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are included in the determination of income. Realized gains and losses are accounted for on the specific identification method.

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, the Company's only component of comprehensive income was unrealized gains and losses on available-for-sale investment securities.

   Earnings Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2007 and 2006, the Company had approximately 22,709,000 and 14,371,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

   Recent Accounting Pronouncements

   In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised
   2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3. INVESTMENT SECURITIES

    In November 2002, the Company entered into a licensing agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2006 the Company had 383,535 shares and the fair market value of these shares was $176,426. An unrealized loss of $131,128 has been recorded as other comprehensive loss for the year ended December 31, 2006. As of December 31, 2007 the Company has 383,535 shares and the fair market value of these shares was $61,366. An unrealized loss of $115,061 has been recorded as other comprehensive loss for the year ended December 31, 2007.

4. NOTES RECEIVABLE

                                                           December 31,
                                                         2007         2006
                                                          $            $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     35,497       36,432
   Less: allowance for doubtful accounts               (73,489)     (73,489)
   ----------------------------------------------------------------------------

   Total                                                35,497       36,432
                                                        ======       ======

   Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

5. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 24 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. Patent costs of $59,704 and $74,483 were capitalized during the years ended December 31, 2007 and 2006, respectively.

   A schedule of the patents is as follows:

                                                           December 31,
                                                         2007         2006
                                                           $            $

   Patents                                              497,069      437,365
   Less: accumulated amortization                      (136,257)    (108,361)
   ----------------------------------------------------------------------------

   Net Carrying Value                                   360,812      329,004
                                                        =======      =======


   Amortization expense totaled $27,896 and $22,281 for the years ended December 31, 2007 and 2006, respectively.

   The estimated future amortization expense is as follows:

             2008           $  30,449
             2009              30,449
             2010              30,449
             2011              30,449
             2012              30,449
             Thereafter       208,567
                            ---------
                             $360,812
                             ========

6. RELATED PARTY TRANSACTIONS

                                                            December 31,
                                                          2007          2006
                                                           $             $

       Due to Pacific BioSciences Research Centre        337,355      342,211
       Inc. (a)
       Due to officers (b)                                 7,000       16,552
       -------------------------------------------------------------------------
                                                         344,355      358,763
                                                         =======      =======

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the years ended December 31, 2007 and 2006, Pacific performed research and development for the Company valued at $651,009 and $544,460, respectively.

b) Pacific also provided general and administrative services during the years ended December 31, 2007 and 2006, valued at $220,320 and $204,946, respectively. Included in these amounts were rent expense of $59,444 and $56,762, respectively. During the year ended December 31, 2007, Pacific charged interest of $15,667 (2006 - $16,994), calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

      The amounts owing to officers are unsecured, non-interest bearing and due on demand.

c)    During the year ended December 31, 2007, the Company granted 580,000 (2006
      - 515,000) stock options to three directors at a below market exercise price of $0.001 per share.

7.    CONVERTIBLE DEBT

   a) The Company received funds during 2003 relating to ten convertible notes payable totaling $529,743, bearing interest at 5% and due on demand. One of the notes payable in the amount of $53,000 was repaid in April 2003. A gain of $33,584 was recorded on the date of repurchase of the convertible debenture as determined through the calculation of the intrinsic value of the beneficial conversion feature on the date of extinguishment. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expired two years after the issuance date.

      In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free

7.    CONVERTIBLE DEBT

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

      The effective interest rate of the remaining convertible notes at December 31, 2007 is 335%.

   b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the principal and interest on the Notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company agreed to file a Form SB-2 Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company is required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k).

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

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,426,381. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at December 31, 2007 is 416%. For the year ended December 31, 2007, the Company recorded $791,092 of interest expense related to the convertible debt.

      As at December 31, 2007, the balance of the convertible debt is as follows:

                                                December 31, 2007

       Convertible debt, principal amount         3,000,000
       Less: debt discount                       (2,852,762)
                                                 ----------
         Subtotal
       Less: Repayments                            (300,000)
       Debt discount accreted                       791,092
                                               ------------
            Total                                   638,330
       Less: Current portion                       (371,712)
       Long-term portion                            266,618
                                               ============

      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. As at December 31, 2007, the Company expensed $107,217 of the debt issue costs related to the convertible debt.

8. COMMON STOCK

   For the year ended December 31, 2007:

a) In December 2007, the Company issued 57,142 shares of common stock to a consultant at a fair value of $41,142 for consulting services, of which $6,857 was expensed and $34,285 was recorded as prepaid expenses as at December 31, 2007.

b) In December 2007, the Company issued 10,488 shares of common stock to a consultant at a fair value of $6,502 for consulting services of which $3,251 was expensed and $3,251 was recorded as a prepaid expense as at December 31, 2007.

c)   In December  2007,  the Company  issued 223,000 shares of common stock at a
     fair  value  at  $118,190  to  eight   employees  and  one  consultant  for
     performance bonuses.

d) In December 2007, the Company issued 246,710 shares of common stock pursuant to the exercise of 250,000 warrants. This exercise was based on the cashless exercise provision of the warrants.

e) In August 2007, the Company issued 33,730 shares of common stock to a consultant at a fair value of $20,000 for consulting services.

f) In July 2007, the Company issued 100,000 shares of common stock at a fair value of $62,000 to settle debt.

g) In June 2007, the Company issued 100,000 shares of common stock at a fair value of $56,000 to settle debt.

h) In June 2007, the Company issued 533,334 shares of common stock for proceeds of $85,334 pursuant to the exercise of share purchase warrants.

i) In June 2007, the Company issued 220,000 units at $0.45 per unit for proceeds of $99,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 9, 2009. The Company paid a commission of $9,900 in connection with this private placement.

j) In May 2007, the Company issued 23,256 units at $0.43 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.68 per share expiring on May 31, 2009. The Company paid a commission of $500 in connection with this private placement.

k) In April 2007, the Company issued 35,000 units at $0.45 per unit for proceeds of $15,750. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.66 per share expiring on April 30, 2009. The Company paid a commission of $788 in connection with this private placement.

l) In January 2007, the Company issued 135,000 shares of common stock at a fair value at $83,700 to eight employees for performance bonuses.

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

    For the year ended December 31, 2006:

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

9.    SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                        Number        Weighted Average
                                                       Exercise Price
                                                       --------------
                                                              $

      Balance, December 31, 2005       5,720,215            0.36

      Issued                           4,127,834            0.67
      Expired                           (693,633)           0.94
      ------------------------------------------------------------------

      Balance, December 31, 2006       9,154,416            0.46

      Issued                           3,878,256            0.60
      Exercised                         (783,334)           0.11
      Expired                           (358,666)           2.46
      ------------------------------------------------------------------

      Balance, December 31, 2007      11,890,672            0.47
                                      ==========           =====

   As at December 31, 2007, the following share purchase warrants were outstanding:

            Warrants           Exercise Price   Expiration Date

          1,275,000                $0.08        January 15, 2008
            300,000                $0.80        April 15, 2008
             55,000                $1.00        April 15, 2008
          2,455,000                $0.90        September 1, 2008
            150,000                $0.85        October 23, 2008
            541,666                $0.12        October 31, 2008
            199,311                $0.17        November 11, 2008
            252,278                $0.05        December 31, 2008
            450,000                $0.001       March 31, 2009
            210,527                $0.19        March 31, 2009
            220,000                $0.66        April 6, 2009
             35,000                $0.66        April 30, 2009
             23,256                $0.68        May 31, 2009
            100,000                $0.60        July 17, 2009

            Warrants           Exercise Price   Expiration Date

            100,000                $0.60        July 17, 2009
            955,800                $0.17        March 9, 2010
            233,092                $0.06        July 7, 2011
            343,833                $0.20        July 7, 2011
            590,909                $0.12        July 19, 2011
          3,500,000                $0.60        June 25, 2012
        -----------
         11,890,672
        ===========

   On September 25, 2007, the Company extended the term of 450,000 share purchase warrants to a new expiry date of March 31, 2009. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company determined that there was no incremental compensation cost to be recognized.

10.   STOCK OPTIONS

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 2,844,390 common shares available for future issuance as of December 31, 2007.

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 2,500,325 common shares available for future issuance as of December 31, 2007.

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

   On May 30, 2007, the Company granted 180,000 stock options to a consultant at an exercise price of $0.60 per share expiring on May 30, 2009.

   On September 15, 2007, the Company granted 66,666 stock options to a consultant at an exercise price of $0.60 per share expiring on September 15, 2010.

   A summary of the changes in the Company's stock options is presented below:

                                                        Weighted
                                            Weighted     Average
                                             Average   Remaining     Aggregate
                                  Number of  Exercise  Contractual   Intrinsic
                                    Shares     Price   Life (Years)     Value
                                  ---------------------------------------------
     Outstanding,
       December 31, 2005         52,575,000     $0.06

     Granted                        515,000     $0.001
     Exercised                      (25,000)    $0.001

     Outstanding,
       December 31, 2006          3,065,000     $0.05

        Granted                     826,666     $0.13
        Expired                    (225,000)    $0.64

     Outstanding,
       December 31, 2007          3,666,666     $0.03       1.31    $2,411,613

     Exercisable,
       December 31, 2007          3,591,666     $0.03       1.31    $2,404,863

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2007 and 2006 were $0.51 and $0.73 per share, respectively. The weighted average assumptions used are as follows:

                                                             December 31,
                                                           2007        2006
                                                      -------------------------
         Expected dividend yield                              0%          0%
         Risk-free interest rate                           4.84%       4.64%
         Expected volatility                                 89%        102%
         Expected option life (in years)                    2.78         1.2


   As at December 31, 2007, there was $14,447 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of eight months. The total fair value of shares vested during the year ended December 31, 2007 and 2006 were $412,545 and $435,053, respectively.

   A summary of the status of the Company's non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

                                                              Weighted
                                                              Average
                                                             Grant Date
                                                 Number      Fair Value
                                               of Shares          $
                                               --------------------------

              Non-vested  at  December  31,            --            --
              2006

              Granted                             180,000          0.19
              Vested                             (105,000)         0.19
           ---------------------------------------------------------------
              Non-vested  at  December  31,
              2007                                 75,000          0.19
                                                =========         ======

11.   COMMITMENTS

a) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of December 31, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2007, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

12.   LEGAL PROCEEDINGS

   In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

13.   INCOME TAXES

   As of December 31, 2007, the Company has a net operating loss carry forward of $9,500,000 available to offset taxable income in furture years which commence expiring in fiscal 2020.

   The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                        2007            2006
                                                          $               $

Income tax recovery at statutory rate                1,140,468         707,640

Permanent differences and other                       (349,033)        (65,693)

Valuation allowance change                            (791,435)       (641,947)
                                                 --------------   -------------

Provision for income taxes                                   -               -
                                                 ==============   =============

The significant components of deferred income tax assets and liabilities as at December 31, 2007 and 2006 are as follows:

                                                     December 31,  December 31,
                                                         2007         2006
                                                           $            $


Net operating loss carryforward                        3,237,452     2,446,017

Valuation allowance                                   (3,237,452)   (2,446,017)
                                                    -------------  ------------

Net deferred income tax asset                                  -             -
                                                    =============  ============

14.   SUBSEQUENT EVENTS

a) On January 2, 2008, the Company extended the term of 1,275,000 fully vested share purchase warrants from expiry on January 15, 2008 to January 15, 2009.

b) On January 18, 2008, the Company issued 100,000 shares of common stock at a fair value of $53,000 for legal services.

c) On February 14, 2008, the Company granted 560,000 stock options to three directors at a below market exercise price of $0.001 per share.

d) On March 4, 2008, the Company received proceeds of $8,000 pursuant to the exercise of 42,105 share purchase warrants.

e) On March 12, 2008, the Company issued 200,000 shares of common stock at $0.60 per share for proceeds of $120,000.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March 2008.

                                    WHISPERING OAKS INTERNATIONAL INC.


                                     By:/s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr.   Ricardo  Moro  -  President  and
                                        Chief Executive Officer


                                     By: /s/ Dr. Gerald Wittenberg
                                         ------------------------------------
                                             Dr. Gerald Wittenberg,  Principal
                                         Financial and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Dr. Ricardo Moro            Director           March 31, 2008
----------------------
Dr. Ricardo Moro


/s/ Dr. Gerald Wittenberg       Director           March 31, 2008
----------------------
Dr. Gerald Wittenberg


/s/ Dr. Phil Gold               Director           March 31, 2008
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                   FORM 10-KSB

                                    EXHIBITS