Form 10-Q
period 2008-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2008-05-15
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or
     [  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

                           Commission file No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Texas                                    75-2742601
-------------------------------         -------------------------------------
   (State of incorporation)            (I.R.S. Employer Identification Number)


                           7080 River Road, Suite 215
                   Richmond, British Columbia, Canada V6X 1X5
                 ---------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (604) 207-9150
                ---------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
                ---------------------------------------------
 Former name, former address and former fiscal year, if changed from last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                        Yes   X           No ______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]               Accelerated filer [  ]

      Non-accelerated filer [  ]                 Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                     Yes        No    X

         Class of Stock        No. Shares Outstanding            Date

           Common                 42,935,380                  May 13, 2008

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS

                                 March 31, 2008
                                   (unaudited)


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

Statements of Operations                                                 F-2

Statements of Cash Flows                                                 F-3

Notes to the Financial Statements                                        F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                     March 31,    December 31,
                                                       2008           2007
ASSETS                                              (unaudited)

Current Assets

    Cash                                           $1,222,053     $1,372,598
    Investment securities (Note 3)                    140,993         61,366
    Prepaid expenses and other                         70,078        109,045
    Note receivable, net (Note 4)                      35,497         35,497
                                                   ----------     ----------
Total Current Assets                                1,468,621      1,578,506

Deferred financing costs (Note 7(b))                  482,476        536,084
Patents (Note 5)                                      404,946        360,812
                                                   ----------     ----------
Total Assets                                        2,356,043      2,475,402
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                  149,659        105,505
    Accrued liabilities                               410,998        359,854
    Due to related parties (Note 6)                   345,018        344,355
    Convertible notes payable (Note 7(a))             194,828        194,828
    Current portion of convertible debt (Note
    7(b))                                             433,101        371,712
                                                   ----------     ----------
                                                    1,533,604      1,376,254
Convertible debt (Note 7(b))                          256,002        266,618
                                                   ----------     ----------
                                                    1,789,606      1,642,872
                                                   ----------     ----------
Commitments and Contingencies (Notes 1 and 11)

Stockholders' Equity
    Common stock
       Authorized: 125,000,000 shares, par value
       $0.001.  Issued and outstanding: 42,734,942
       and 42,143,275, respectively                     42,735        42,143
    Additional paid-in capital                      14,622,871    13,899,938
    Common stock subscribed                             16,000             -
    Accumulated other comprehensive income (loss)       40,814       (42,189)
    Accumulated deficit                               (114,175)     (114,175)
    Deficit accumulated during the development
    stage                                          (14,041,808)  (12,953,187)
                                                   -----------   -----------
Total Stockholders' Equity                                   5       832,530
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity           2,356,043     2,475,402
                                                   ===========   ===========


  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                      Accumulated During
                                                                              the
                                                                       Development Stage
                                              Three Months Ended        January 1, 2001
                                                   March 31,              to March 31,
                                              2008           2007            2008
                                                $              $               $

Revenue                                       500,000         50,000         964,456
                                           ----------      ---------       ---------
Operating Expenses
    Amortization                                7,822          5,813         144,080
    General and administrative (Note
    6(a))                                     458,327        591,796       4,745,190
    Professional and consulting fees          186,069         86,419       4,602,104
    Research and development (Note 6(a))      183,023        148,613       3,247,558
                                           ----------      ---------       ---------
Total Operating Expenses                      835,241        832,641      12,738,932
                                           ----------      ---------     -----------
Loss From Operations                         (335,241)      (782,641)    (11,774,476)
                                           ----------      ---------     -----------
Other Income (Expense)
    Accretion of discounts on
        convertible debt                     (525,773)             -      (2,186,396)
    Amortization of debt issue costs          (53,608)             -        (160,825)
    Gain (loss) on issuance of shares           7,406        (13,866)        (28,891)
    Gain on extinguishments of
        convertible debt                            -              -          33,584
    Gain on sale of equity investment
        securities                              2,918              -         188,233
    Interest expense                         (191,691)        (6,640)       (495,920)
    Interest income                             7,368            871         382,883
                                           ----------      ---------     -----------
Total Other Income (Expense)                 (753,380)       (19,635)     (2,267,332)
                                           ----------      ---------     -----------
Net Loss for the Period                    (1,088,621)      (802,276)    (14,041,808)

Other Comprehensive Income (Loss)
    Unrealized gain (loss) on
    investment securities                      83,003        (30,683)         40,814
                                           ----------      ---------     -----------

Total Comprehensive Loss                   (1,005,618)      (832,959)    (14,000,994)
                                           ==========      =========     ===========
Net Loss Per Share - Basic and Diluted          (0.03)         (0.02)
                                           ==========      =========

Weighted Average Shares Outstanding        42,275,000     40,506,000
                                           ==========     ==========




  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                          Accumulated
                                                                           During the
                                                  Three Months Ended   Development Stage
                                                      March 31,         January 1, 2001
                                                   2008        2007    to March 31, 2008
                                                     $          $              $
Operating Activities:
Net loss for the period                        (1,088,621)   (802,276)   (14,041,808)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Accretion of discounts on convertible debt    525,773           -      2,186,396
    Allowance for uncollectible notes
    receivable                                          -           -         65,298
    Amortization                                    7,822       5,813        144,078
    Amortization of debt issue costs               53,608           -        160,825
    Gain on extinguishments of debt                     -           -        (33,584)
    Gain on sale of investment securities          (2,918)          -       (293,307)
    Loss (gain) on issuance of shares              (7,406)     13,866         28,891
    Stock-based compensation                      375,525     419,600      4,532,587

Changes in operating assets and liabilities:
    Notes and interest receivable                       -                     (6,296)
    Prepaid expenses and other                     38,967      30,814          3,289
    Accounts payable                              104,560      (2,859)     1,224,149
    Accrued liabilities                            51,144      49,843        300,197
    Deferred revenue                                    -           -       (162,000)
    Subscriptions receivable                            -           -       (100,682)
                                                 --------    --------     ----------
Net Cash Provided by (Used in) Operating
Activities                                         58,454    (285,199)    (5,991,967)
                                                 --------    --------     ----------
Investing Activities:
    Issuance of notes receivable                        -           -       (100,542)
    Proceeds from notes receivable                      -           -        101,713
    Patent costs                                  (51,956)    (11,866)      (344,557)
    Proceeds from sale of investment securities     6,294           -        391,188
                                                 --------    --------     ----------
Net Cash Provided by (Used in) Investing
Activities                                        (45,662)    (11,866)        47,802
                                                 --------    --------     ----------
Financing Activities:
    Due to related parties                            663      (1,217)       411,169
    Proceeds from convertible debt                      -           -      3,639,743
    Repayment on convertible debt                (300,000)          -       (653,000)
    Debt in issue costs                                 -           -       (532,500)
    Proceeds from private placements of common
      stock and share subscriptions received      120,000           -      3,047,522
    Proceeds from the exercise of stock
    options and warrants                           16,000      85,333      1,144,421
    Share issuance costs                                -           -       (133,688)
                                                 --------    --------     ----------
Net Cash Provided by (Used in) Financing
Activities                                       (163,337)     84,116      6,923,667
                                                 --------    --------     ----------
Net Increase (Decrease) in Cash                  (150,545)   (212,949)       979,502
Cash - Beginning of Period                      1,372,598     590,254        242,551
                                                ---------    --------     -----------
Cash - End of Period                            1,222,053     377,305      1,222,053
                                                =========    ========     ===========
Non-cash Investing and Financing Activities:
    Shares issued to settle debt                   53,000           -        730,847
    Note payable converted into common shares     175,000           -      1,033,076
                                                =========    ========     ===========
Supplemental Disclosures:
    Interest paid                                 186,413           -        392,325
    Income taxes                                        -           -              -
                                                =========    ========     ===========

  The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (unaudited)


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at March 31, 2008, the Company has a working capital deficiency of $64,983 and has accumulated losses of $14,041,808 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's anticipates expenditures of $3,429,000 over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB filed on March 31, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FSB Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss".

Research and Development Costs

Research and development costs are charged to operations as incurred.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

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

Financial Instruments/Concentrations

The fair values of cash, investment securities, notes receivable, accounts payable, accrued liabilities, due to related parties and convertible notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the three months ended March 31, 2008 and 2007, revenue from a single customer represented 100% of total revenue.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008 and 2007, the Company's only components of comprehensive income were unrealized holding gains and losses on available-for-sale investment securities.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2008 and 2007, the Company had approximately 23,131,000 and 14,223,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3. INVESTMENT SECURITIES

In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2007, the Company has 383,535 shares and the fair market value of these shares was $61,366. During the three months ended March 31, 2008, the Company sold 12,500 shares for proceeds of 6,294, resulting in a realized gain of $2,918. As at March 31, 2008 the Company has 371,035 shares with a fair value of $140,993. The Company recorded an unrealized gain of $83,003 and an unrealized loss of $30,683 for the three months ended March 31, 2008 and 2007, respectively as a component of comprehensive loss.

4. NOTES RECEIVABLE

                                             March 31, 2008 December 31, 2007

   Note receivable including interest
       at prime plus 4%                      $     73,489     $    73,489
   Notes receivables from employees                35,497          35,497
   Less: allowance for doubtful accounts          (73,489)        (73,489)
                                             ------------     -----------
            Total                             $    35,497     $    35,497
                                              ===========     ===========

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

A schedule of the patents is as follows:

                                             March 31, 2008 December 31, 2007

   Patents                                     $ 549,025       $  497,069
   Less: accumulated amortization               (144,079)        (136,257)
                                              ----------       ----------
   Net Carrying Value                          $  35,497       $   35,497
                                               =========       ==========

Amortization expense totaled $7,822 and $5,813 for the three months ended March 31, 2008 and 2007, respectively.

The estimated future amortization expense is as follows:

                  2008           $  23,467
                  2009              31,289
                  2010              31,289
                  2011              31,289
                  2012              31,289
                  Thereafter       256,323
                                 ---------
                                  $404,946
                                  ========

6. RELATED PARTY TRANSACTIONS

                                             March 31, 2008   December 31, 2007

   Due to Pacific BioSciences Research
      Centre Inc. (a)                           $ 338,018        $ 337,355
   Due to officers (b)                              7,000            7,000
                                                ---------        ---------
                                                $ 345,018        $ 344,355
                                                =========        =========

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2008 and 2007, Pacific performed research and development for the Company valued at $183,023 and $144,561, respectively.

      Pacific also provided administrative services during the three months ended March 31, 2008 and 2007, valued at $69,170 and $48,984, respectively. During the three months ended March 31, 2008 and 2007, Pacific charged interest of $2,470 and $4,238, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

b) The amounts owing to an officer are unsecured, non-interest bearing and due on demand.

c) During the three month period ended March 31, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

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

      The effective interest rate of the remaining convertible notes at March 31, 2008 is 416%.

   b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the principal and interest on the notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company has agreed to file a Form SB-2 Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company is required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k). The Company is required to pay standard liquidated damages equal to 1.5% of the principle outstanding for every 30 day period the SB-2 is not declared effective, to a maximum of 18% of the outstanding principal. The Company has not caused the SB-2 to be declared effective and at March 31, 2008 had paid $168,000 of standard liquidated damages, and accrued $12,600 of standard liquidated damages.

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

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,426,381. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at March 31, 2008 is 416%. For the three months ended March 31, 2008, the Company recorded $525,773 of interest expense related to the convertible debt. As at March 31, 2008, the balance of the convertible debt is as follows:

                                                        March 31, 2008

       Convertible debt, principal amount                $  3,000,000
       Less: debt discount                                 (2,852,762)
                                                        -------------
       Subtotal
       Less: Repayments                                      (600,000)
       Less: Debt conversion                                 (175,000)
       Debt discount accreted                               1,316,865
                                                        -------------
       Total                                                  689,103
       Less: Current portion                                 (433,101)
                                                        -------------
       Long-term portion                                $     256,002
                                                        =============


The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. As at December 31, 2007, the Company expensed $107,217 of debt issue costs. During the three months ended March 31, 2008, the Company expensed $53,608 of the debt issue costs related to the convertible debt.

8.    COMMON STOCK

     a) In March 2008, the Company issued 291,667 shares of common stock at $0.60 per share for conversion of debt of $175,000.

     b) In March 2008, the Company issued 200,000 shares of common stock at $0.60 per share for proceeds of $120,000.

     c) In March 2008, the Company received proceeds of $16,000 pursuant to the exercise of 84,210 share purchase warrants which is recorded as common stock subscribed as at March 31, 2008.

     d) In January 2008, the Company issued 100,000 shares of common stock at a fair value of $53,000 to settle debt.

9. STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 2,400,325 common shares available for future issuance as of March 31, 2008.

Non-Qualified Stock Option Plan

The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,337,723 common shares available for future issuance as of March 31, 2008.

During the three month period ended March 31, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:

                                            Weighted     Weighted    Aggregate
                                            Average      Average
                                            Exercise    Remaining    Intrinsic
                                 Number of   Price     Contractual     Value
                                  Shares       $       Life (Years)      $


Outstanding, December 31, 2007   3,666,666     0.05

       Granted                     570,000     0.001
       Forfeited                   (63,333)    0.29

Outstanding, March 31, 2008      4,173,333     0.02        1.13       2,820,410

Exercisable, March 31, 2008      4,173,333     0.02        1.13       2,820,410

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three month periods ended March 31, 2008 and 2007 were $0.64 and $0.58 per share, respectively. The weighted average assumptions used are as follows:
                                                       Three Months Ended
                                                    ------------------------
                                                     March 31,       March 31,
                                                       2008             2007
                                                       ----             ----

      Expected dividend yield                           0%              0%
      Risk-free interest rate                        1.97%           4.84%
      Expected volatility                              63%             89%
      Expected option life (in years)                  2.0            2.78


   The total fair value of shares vested during the three months ended March 31, 2008 and 2007 were $375,523 and $335,900, respectively.

   A summary of the status of the Company's non-vested shares as of March 31, 2008, and changes during the period of March 31, 2008, is presented below:

                                                                  Weighted
                                                                  Average
                                                                 Grant Date
                                                    Number of    Fair Value
                                                     Shares           $

       Non-vested at December 31, 2007               75,000          0.19
          Granted                                   570,000          0.001
          Forfeited                                 (30,000)         0.19
          Vested                                   (615,000)         0.19
                                                   --------        ------
       Non-vested at March 31, 2008                       -        $    -
                                                   ========        ======

10. SHARE PURCHASE WARRANTS

A summary of the changes in the Company's share purchase warrants is presented below:

                                                                 Weighted
                                                 Number          Average
                                               of shares       Exercise Price
                                               ---------       --------------

      Balance, December 31, 2007               11,890,672         $ 0.47
      Exercised                                   (84,210)        $ 0.19
                                               ----------         ------
      Balance, March 31, 2008                  11,806,462         $ 0.47
                                               ==========         ======

On January 2, 2008, the Company extended the term of 1,275,000 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. There was no material incremental compensation cost to be recognized.

As at March 31, 2008, the following share purchase warrants were outstanding:

            Warrants          Exercise Price    Expiration Date

            300,000              $0.80           April 15, 2008
             55,000              $1.00           April 15, 2008
          2,455,000              $0.90           September 1, 2008
            150,000              $0.85           October 23, 2008
            541,666              $0.12           October 31, 2008
            199,311              $0.17           November 11, 2008
            252,278              $0.05           December 31, 2008
          1,275,000              $0.08           January 15, 2009
            450,000              $0.001          March 31, 2009
            126,317              $0.19           March 31, 2009
            220,000              $0.66           April 6, 2009
             35,000              $0.66           April 30, 2009
             23,256              $0.68           May 31, 2009
            100,000              $0.60           July 17, 2009
            955,800              $0.17           March 9, 2010
            233,092              $0.06           July 7, 2011
            343,833              $0.20           July 7, 2011
            590,909              $0.12           July 19, 2011
          3,500,000              $0.60           June 25, 2012
         ----------
         11,806,462
         ==========

11.   COMMITMENTS AND CONTINGENCIES

     a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

     b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of March 31, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

12.   SUBSEQUENT EVENTS

     a) On April 16, 2008, the Company issued 33,333 shares of common stock pursuant to the exercise of 33,333 stock options for proceeds of $33.

     b) On April 28, 2008, the Company issued 42,105 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $8,000, which was included in common stock subscribed as at March 31, 2008.

     c) On April 29, 2008, the Company issued 125,000 shares of common stock at a fair value of $87,500 for legal services.

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

      During the twelve months ending March 31, 2009, Biocurex:

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

During the twelve months ending March 31, 2009, it is expected that all research and development work will be performed by Pacific Biosciences on behalf of Biocurex.

      Biocurex anticipates that the capital requirements for the twelve months ending March 31, 2009 will be as follows:

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

     Biocurex's most significant capital requirements are general and administrative expenses and research and development expenses. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services) average approximately $80,000 per month. Biocurex's research and development expenses vary, depending upon available capital. When more capital is available to Biocurex, research and development expenses increase. Conversely, research and development expenses decline when less capital is available. Pacific Biosciences, which is owned by Dr. Ricardo Moro, an officer and director of Biocurex, performs all of Biocurex's research and development work.

      Biocurex may not be successful in obtaining additional capital in the future. If Biocurex is unable to raise the capital it needs, its research and development activities will be curtailed or delayed and its operations will be reduced to a level which can be funded with the capital available to Biocurex.

Results of Operations


      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2008, as compared to the same period in the prior year, are discussed below:

                              Increase (I)
                                  or
Item                          Decrease (D)   Reason
--------------------         -------------   -----------------------------

Revenue                              I      Payment received pursuant to the
                                            terms of the Licensing Agreement
                                            with Inverness Medical Switzerland
                                            GmbH.

General and administrative           D      Decrease     in    stock     based
                                            compensation  and public relations
                                            expenses.

Professional and consulting          I      Increased   in  year  ended  audit
fees                                        fees  and  consulting  fees relating
                                            to management's assessment of
                                            internal control.

Research and development             I      Increased  use  of  chemicals  and
                                            laboratory supplies.

Accretion of discount on             I      Sale of  convertible  notes in the
convertible debt                            principal  amount of $3,000,000 in
                                            June 2007.

Interest expense                     I      Sale of  convertible  notes in the
                                            principal  amount of $3,000,000 in
                                            June   2007.   These   notes  bear
                                            interest  annually  at a  rate  of
                                            prime (as adjusted  monthly on the
                                            first  business day of each month)
                                            plus 2.75% per year.

      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2007, as compared to the same period in the prior year, are discussed below:

                              Increase (I)
                                  or
Item                          Decrease (D)   Reason
--------------------         -------------   -----------------------------

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

Liquidity and Capital Resources

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2008 were:

            Cash provided by operations                       $   58,454
            Capitalized patent costs                          $  (51,956)
            Proceeds from sale of investment securities       $    6,294
            Repayment of convertible debt                     $ (300,000)
            Sale of common stock                              $  136,000
            Other                                             $      663

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2007 were:

            Cash used in operations                           $ (285,199)
            Capitalized patent costs                          $  (11,866)
            Payment of amounts owed to related parties        $   (1,217)
            Sale of common stock                              $   85,333

     As of March 31, 2008, Biocurex had a working deficiency of $64,983. Included in current liabilities at March 31, 2008 are amounts due to officers, directors, and related parties of Biocurex totaling $345,018.

Convertible Notes and Warrants

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

      The warrants allow the holders to purchase up to 3,500,000 shares of Biocurex's common stock at a price of $0.60 per share.

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

     Revenue Recognition. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology. As of March 31, 2008 there were two licensing agreements.

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

EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FSB Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss".

ITEM 4T.   CONTROLS AND PROCEDURES

      Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures were not effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley
(SOX) Section 404.A. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

      As of the end of the period covered by this report, the Company's management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company's management concluded that during the period covered by this report its internal controls and procedures were not effective since a significant number of transactions were not recorded or presented in the Company's financial statements in accordance with generally accepted accounting principles.

        The material weaknesses described above did not have an affect on the Company's financial results.

        The Company will continue to monitor and evaluate the effectiveness of its internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the three months ended March 31, 2008.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 8 during the three months ended March 31, 2008


ITEM 6.  EXHIBITS

(a)   Exhibits

Number       Exhibit

 31          Section 302 Certifications
 32          Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2008.

                                     WHISPERING OAKS INTERNATIONAL, INC.


                                     By:  /s/ Ricardo Moro
                                          ------------------------------------
                                             Dr. Ricardo Moro, President


                                     By:  /s/ Gerald Wittenberg
                                         -------------------------------------
                                         Dr. Gerald Wittenberg, Chief
                                         Financial and Accounting Officer