Form 10-Q
period 2008-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2008-08-19
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008 or

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


                           7080 River Road, Suite 215
                           Richmond, British Columbia
                                 Canada V6X 1X5
                       ----------------------------------
               (address of principal executive offices) (Zip Code)

                                 (604) 207-9150
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                   N/A
                       ----------------------------------
 Former name, former address and former fiscal year, if changed from last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                        Yes  [X]          No __

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

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act). Yes ___   No [X]

     Class of Stock        No. Shares Outstanding             Date

        Common                  43,207,485              August 13, 2008

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                                  June 30, 2008
                                   (unaudited)


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

Statements of Operations                                                 F-2

Statements of Cash Flows                                                 F-3

Notes to the Financial Statements                                        F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                     June 30,      December 31,
                                                       2008            2007
                                                         $               $
                                                    (unaudited)
ASSETS

Current Assets
    Cash                                              1,220,076       1,372,598
    Investment securities (Note 3)                       98,378          61,366
    Prepaid expenses and other                           13,714         109,045
    Notes receivable, net (Note 4)                       35,497          35,497
                                                     ----------      ----------
Total Current Assets                                  1,367,665       1,578,506

Deferred financing costs (Note 7(b))                    428,867         536,084
Patents (Note 5)                                        491,337         360,812
                                                     ----------      ----------
Total Assets                                          2,287,869       2,475,402
                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                    120,560         105,505
    Accrued liabilities                                 357,141         359,854
    Due to related parties (Note 6)                     346,007         344,355
    Convertible notes payable (Note 7(a))               194,828         194,828
    Current portion of convertible debt (Note
    7(b))                                               433,101         371,712
                                                     ----------      ----------
                                                      1,451,637       1,376,254
Convertible debt (Note 7(b))                            322,201         266,618
                                                     ----------      ----------
                                                      1,773,838       1,642,872
                                                     ----------      -----------
Commitments and Contingencies (Notes 1, and 11)
Subsequent Event (Note 12)

Stockholders' Equity
 Common stock
   Authorized: 125,000,000 shares, par value $0.001
   Issued and outstanding: 43,207,485 and 42,143,275,
     respectively                                        43,207          42,143
   Additional paid-in capital                        14,824,832      13,899,938
   Accumulated other comprehensive income (loss)          6,785         (42,189)
   Accumulated deficit                                 (114,175)       (114,175)
   Deficit accumulated during the development stage (14,246,618)    (12,953,187)
                                                   ------------     -----------
Total Stockholders' Equity                              514,031         832,530
                                                   ------------     -----------
Total Liabilities and Stockholders' Equity            2,287,869       2,475,402
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

                                                                                      Accumulated
                                                                                       During the
                                                                                      Development
                                                                                         Stage
                                                                                       January 1,
                                        Three Months Ended     Six Months Ended          2001
                                            June 30,              June 30,            to June 30,
                                        2008          2007      2008        2007         2008
                                       -------------------     -----------------    -------------
                                          $           $          $            $           $

Revenue                                 500,000          -   1,000,000      50,000     1,464,456
                                      ----------------------------------------------------------
Operating Expenses
   Amortization                           8,782      5,970      16,604      11,783       152,861
   General and administrative (Note
   6(a))                                 59,207     60,393     517,534     652,189     4,804,397
   Professional and consulting fees      74,477     39,979     260,546     126,398     4,676,581
   Research and development (Note
   6(a))                                179,870    151,735     362,893     300,348     3,427,428
                                       --------   --------   ---------   ---------    ----------

Total Operating Expenses                322,336    258,077   1,157,577   1,090,718    13,061,267
                                      ---------   --------   ---------   ---------   -----------

Income (Loss) From Operations           177,664   (258,077)   (157,577) (1,040,718)  (11,596,811)
                                      ---------   --------   ---------  ----------    -----------
Other Income (Expense)
   Accretion of discounts on
   convertible debt                    (191,199)         -    (716,972)          -    (2,377,595)
   Amortization of debt issue costs     (53,609)         -    (107,217)          -      (214,434)
   Loss on issuance of shares           (35,781)       (60)    (28,375)    (13,926)      (64,672)
   Gain on extinguishments of
   convertible debt                           -          -           -           -        33,584
   Gain on sale of equity investment
   securities                             3,498          -       6,416           -       191,731
   Interest expense                    (106,179)    (6,774)   (297,870)    (13,414)     (602,100)
   Interest income                          796         67       8,164         938       383,679
                                      ---------   --------   ---------  ----------    -----------
Total Other Income (Expense)           (382,474)    (6,767) (1,135,854)    (26,402)   (2,649,807)
                                      ---------   --------  ----------  ----------    -----------
Net Loss for the Period                (204,810)  (264,844) (1,293,431) (1,067,120)  (14,246,618)

Other Comprehensive Income (Loss)
   Unrealized gain (loss) on
   investment securities                (34,029)     7,671      48,974     (23,012)        6,785
                                      ---------   --------   ---------  ----------    -----------
Total Comprehensive Loss               (238,839)  (257,173) (1,244,457) (1,090,132)  (14,239,833)
                                      =========  =========  ==========  ==========   ===========
Net Loss Per Share - Basic and
Diluted                                   (0.01)    ($0.01)      (0.03)      (0.03)
                                      =========  =========  ==========  ==========

Weighted Average Shares Outstanding  42,951,000 40,726,000  42,613,000  40,617,000
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

                                                                  Accumulated
                                                                     During
                                                                  Development
                                           Six Months Ended          Stage
                                               June 30,         January 1, 2001
                                           2008        2007     to June 30, 2008
                                            $            $             $
Operating Activities:
Net loss for the period                (1,293,431)  (1,067,120)     (14,246,618)

Adjustments to reconcile net loss to net cash used in operating activities:

   Accretion of discounts on
   convertible debt                       716,972            -        2,377,595
   Allowance for uncollectible notes
   receivable                                   -            -           65,298
   Amortization                            16,604       11,783          152,860
   Amortization of debt issue costs       107,217            -          214,434
   Gain on extinguishments of debt              -            -          (33,584)
   Gain on sale of investment
   securities                              (6,416)           -         (296,805)
   Loss on issuance of shares              28,375       13,926           64,672
   Stock-based compensation               375,525      422,489        4,532,587

Changes in operating assets and liabilities:

   Notes and interest receivable                -            -           (6,296)
   Prepaid expenses and other              95,331       58,943           59,653
   Accounts payable                       127,180       46,706        1,246,769
   Accrued liabilities                     (2,713)      30,786          246,340
   Deferred revenue                             -            -         (162,000)
   Subscriptions receivable                     -            -         (100,682)
                                       ----------    ---------       ----------
Net Cash Provided by (Used in)
Operating Activities                      164,644     (482,487)      (5,885,777)
                                       ----------    ---------       ----------
Investing Activities:

   Issuance of notes receivable                 -            -         (100,542)
   Proceeds from notes receivable               -            -          101,713
   Patent costs                          (147,129)     (32,407)        (439,730)
   Proceeds from sale of investment
   securities                              18,378            -          403,272
                                       ----------    ---------       ----------
Net Cash Used in Investing Activities    (128,751)     (32,407)         (35,287)
                                       ----------    ---------       ----------
Financing Activities:
   Due to related parties                   1,652       (9,056)         412,158
   Proceeds from convertible debt               -            -        3,639,743
   Repayment on convertible debt         (425,000)           -         (778,000)
   Debt in issue costs                          -      (30,000)        (532,500)
   Proceeds from private placements
   of common stock and share
   subscriptions received                 218,900      124,750        3,146,422
   Proceeds from the exercise of
   stock options and warrants              16,033       85,333        1,144,454
   Share issuance costs                         -      (11,188)        (133,688)
                                       ----------    ---------       ----------
Net Cash Provided by (Used in)
Financing Activities                     (188,415)     159,839        6,898,589
                                       ----------    ---------       ----------
Net Increase (Decrease) in Cash          (152,522)    (355,055)         977,525

Cash - Beginning of Period              1,372,598      590,254          242,551
                                       ----------    ---------       ----------
Cash - End of Period                    1,220,076      235,199        1,220,076
                                       ==========    =========       ==========
Non-cash Investing and Financing
Activities:
   Share issued to settle debt            140,500            -          818,347
   Note payable converted into common
   shares                                 175,000            -        1,033,076
                                       ==========    =========       ==========

Supplemental Disclosures:
   Interest paid                          300,552            -          506,464
   Income taxes                                 -            -                -
                                       ==========    =========       ==========


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (unaudited)


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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at June 30, 2008, the Company has a working capital deficiency of $83,972 and has accumulated losses of $14,246,618 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

   For the six months ended June 30, 2008 and 2007, revenue from a single customer represented 100% of total revenue.

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2008 and 2007, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2008 and 2007, the Company had approximately 21,207,892 and 14,681,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

   Stock-based Compensation

   The Company records stock-based compensation in accordance with SFAS No. 123R, "Share Based Payments", using the fair value method.

   All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

   Recent Accounting Pronouncements

   In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
   Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   On June 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-03"). The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. The consensus on EITF 07-03 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

   Recent Accounting Pronouncements (continued)

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

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2007, the Company had 383,535 shares and the fair market value of these shares was $61,366. During the six months ended June 30, 2008, the Company sold 44,300 shares for proceeds of $18,378, resulting in a realized gain of $6,416. As at June 30, 2008, the Company has 339,235 shares with a fair value of $98,378. The Company recorded an unrealized gain of $48,974 and an unrealized loss of $23,012 for the six months ended June 30, 2008 and 2007, respectively as a component of comprehensive loss.

4. NOTES RECEIVABLE
                                                June 30, 2008  December 31, 2007

   Note receivable including interest
      at prime plus 4%                            $ 73,489        $ 73,489
   Notes receivables from employees                 35,497          35,497
   Less: allowance for doubtful accounts           (73,489)        (73,489)
                                                ----------       ---------
            Total                                $  35,497        $ 35,497
                                                 =========        ========

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

   A schedule of the patents is as follows:
                                                June 30, 2008  December 31, 2007

         Patents                                 $ 644,198        $ 497,069
         Less: accumulated amortization           (152,861)        (136,257)
                                                 ---------        ---------
         Net Carrying Value                      $ 491,337        $ 360,812
                                                 =========        =========


   Amortization expense totaled $16,604 and $11,783 for the six months ended June 30, 2008 and 2007, respectively.

   The estimated future amortization expense is as follows:

                  2008         $ 16,604
                  2009           33,208
                  2010           33,208
                  2011           33,208
                  2012           33,208
                  Thereafter    341,901
                                -------
                               $491,337
                               ========

6. RELATED PARTY TRANSACTIONS

                                              June 30, 2008   December 31, 2007

       Due to Pacific BioSciences Research
         Centre Inc. (a)                         $339,007          $337,355
       Due to an officer (b)                        7,000             7,000
                                                 --------          --------
                                                 $346,007          $344,355
                                                 ========          ========

     a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the six months ended June 30, 2008 and 2007, Pacific performed research and development for the Company valued at $361,917 and $288,413, respectively.

          Pacific also provided administrative services during the six months ended June 30, 2008 and 2007, valued at $124,428 and $103,974, respectively. During the six months ended June 30, 2008, and 2007, Pacific charged interest of $4,708 and $8,610, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

     b) The amounts owing to an officer are unsecured, non-interest bearing and due on demand

     c) During the six month period ended June 30, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.


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

      The effective interest rate of the remaining convertible notes at June 30, 2008 is 416%.

   b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010, and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the principal and interest on the notes with shares of its common stock. The number of shares to be issued for the payment of principal or interest will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company agreed to file a Form SB-2 Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company is required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k). The Company is required to pay standard liquidated damages equal to 1.5% of the principle outstanding for every 30 day period the SB-2 is not declared effective, to a maximum of 18% of the outstanding principal. The Company has caused the SB-2 to be declared effective and at May 13, 2008 had paid $239,400 of standard liquidated damages.

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

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,426,381. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at June 30, 2008 is 416%. For the six months ended June 30, 2008, the Company recorded $716,972 of accretion expense related to the convertible debt.
      As at June 30, 2008, the balance of the convertible debt is as follows:

                                                            June 30, 2008

       Convertible debt, principal amount                   $  3,000,000
         Less: debt discount                                  (2,852,762)
                                                            ------------
       Subtotal
         Less: Repayments                                       (725,000)
         Less: Debt conversion                                  (175,000)
         Debt discount accreted                                1,508,064
                                                            ------------

       Total                                                     755,302
         Less: Current portion                                  (433,101)
                                                            ------------

       Long-term portion                                    $    322,201
                                                            ============


      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the six months ended June 30, 2008, the Company expensed $107,217 of the debt issue costs.

8.    COMMON STOCK

     a) In June 2008, the Company issued 230,000 shares of common stock at $0.43 per share for proceeds of $98,900. Each unit consisted of one share of common stock and one half share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.65 per share expiring on May 1, 2010.

     b) In June, 2008, the Company issued 42,105 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $8,000.

     c) In April, 2008, the Company issued 33,333 shares of common stock pursuant to the exercise of 33,333 stock options for proceeds of $33.

     d) In April, 2008, the Company issued 42,105 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $8,000.

     e) In April, 2008, the Company issued 125,000 shares of common stock at a fair value of $87,500 to settle debt.

     f) In March 2008, the Company issued 291,667 shares of common stock at $0.60 per share for the conversion of debt of $175,000.

     g) In March 2008, the Company issued 200,000 shares of common stock at $0.60 per share for proceeds of $120,000.

     h) In January 2008, the Company issued 100,000 shares of common stock at a fair value of $53,000 to settle debt.


9.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 2,275,325 common shares available for future issuance as of June 30, 2008.

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,487,723 common shares available for future issuance as of June 30, 2008.

   During the six month period ended June 30, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:


                                               Weighted      Weighted
                                                Average       Average     Aggregate
                                               Exercise      Remaining    Intrinsic
                                   Number of     Price      Contractual     Value
                                    Shares         $       Life (Years)       $
                                  -------------------------------------------------

       Outstanding, December 31,   3,666,666     0.05
       2007

         Granted                     570,000    0.001
         Exercised                   (33,333)   0.001
         Forfeited                  (213,333)    0.51
       -------------------------------------------------------------------------------

       Outstanding, June 30,       3,990,000     0.03            0.90     1,824,510
       2008
       -------------------------------------------------------------------------------

       Exercisable, June 30, 2008  3,990,000     0.03            0.90     1,824,510
       -------------------------------------------------------------------------------



   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month periods ended June 30, 2008 and 2007 were $0.64 and $0.49 per share, respectively. The weighted average assumptions used are as follows:

                                                             Six Months Ended
                                                June 30, 2008     June 30, 2007

         Expected dividend yield                        0%               0%
         Risk-free interest rate                     1.97%            4.90%
         Expected volatility                           63%              90%
         Expected option life (in years)               2.0             2.80


   The total fair value of shares vested during the six months ended June 30, 2008 and 2007 were 375,523 and $338,789, respectively.

   A summary of the status of the Company's non-vested shares as of June 30, 2008, and changes during the period of June 30, 2008, is presented below:

                                                             Weighted Average
                                                  Number of     Grant Date
                                                   Shares       Fair Value
                                                  ---------  ----------------


       Non-vested at December 31, 2007              75,000         $0.19
         Granted                                   570,000          0.001
         Forfeited                                 (30,000)         0.19
         Vested                                   (615,000)         0.19
                                                  ---------      --------
       Non-vested at June 30, 2008                       -       $     -
                                                  =========      ========


10. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                                Number of    Weighted Average
                                                 Shares       Exercise Price
                                                ---------    ----------------

      Balance, December 31, 2007               11,890,672         $0.47
         Issued                                   115,000          0.65
         Expired                                 (355,000)         0.83
         Exercised                                (84,210)         0.19
                                            -------------        ------
      Balance, June 30, 2008                   11,566,462         $0.46
                                               ==========         =====


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

   As at June 30, 2008, the following share purchase warrants were outstanding:

                  Warrants        Exercise Price      Expiration Date
                  --------        --------------      ---------------

                 2,455,000           $ 0.90           September 1, 2008
                   150,000             0.85           October 23, 2008
                   541,666             0.12           October 31, 2008
                   199,311             0.17           November 11, 2008
                   252,278             0.05           December 31, 2008
                 1,275,000             0.08           January 15, 2009
                   450,000             0.001          March 31, 2009
                   126,317             0.19           March 31, 2009
                   220,000             0.66           April 6, 2009
                    35,000             0.66           April 30, 2009
                    23,256             0.68           May 31, 2009
                   100,000             0.60           July 17, 2009
                   955,800             0.17           March 9, 2010
                   233,092             0.06           July 7, 2011
                   343,833             0.20           July 7, 2011
                   590,909             0.12           July 19, 2011
                   115,000             0.65           May 1, 2010
                 3,500,000           $ 0.60           May 25, 2012
               -----------
                11,566,462
               ===========

11.   COMMITMENTS AND CONTINGENCIES

     a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to vigorously defend the action. The full amount of $13,623 has been included in accounts payable and was charged to operations in fiscal 2003.

     b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of June 30, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of June 30, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.



12.   SUBSEQUENT EVENTS

   On July 25, 2008, the Company entered into a one-year consulting agreement for consideration of $90,000 and 225,000 shares purchase warrants at an exercise price of $0.50 per share expiring on July 15, 2009.

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

      The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its device listing database. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF(TM)) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of June 30, 2008, Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

      Biocurex has developed a serum-based cancer screening assay and has licensed certain aspects of the serum assay technology to third parties. The licensing agreements are semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in 2008. Biocurex retained all rights to its prototype format, a radio-immunoassay ("RIA"), which it plans to commercialize directly to clinical laboratories as Analyte Specific Reagents ("ASRs") for production of "home-brew" tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA issued a new regulation in November of 1997 classifying ASRs based on risk to public health. The regulation allows certain individual reagents to be available for clinical laboratories to use in their own in-house developed (home-brew) tests, without requiring manufacturers to obtain approval from the FDA for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF(TM) tests based on Biocurex's RIA without the need for a lengthy FDA approval process. For more information visit http:// www.aacc.org/govt/asr.htm.

      During the twelve months ending June 30, 2009, Biocurex:

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

     During the twelve months ending June 30, 2009, it is expected that all research and development work will be performed by Pacific Biosciences on behalf of Biocurex.

      Biocurex anticipates that the capital requirements for the twelve months ending June 30, 2009 will be as follows:

      Research and Development - Therapeutics                 $   450,000
      Research and Development - Invitro diagnostics
         (rapid tests, blood tests, histology tests)              700,000
      Research and Development - Imagery                           50,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       300,000
      Payment of Principal on Convertible Notes                 1,200,000
      Payment of Interest on Convertible Notes                    198,660
                                                             ------------
                  Total:                                     $  3,428,660
                                                             ============

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

Results of Operations


      Material changes of items in Biocurex's Statement of Operations for the six months ended June 30, 2008, as compared to the same period in the prior year, are discussed below:

                                 Increase
                                    (I)
                                    or
                                 Decrease
             Item                   (D)      Reason
             ----                --------    ------

Revenue                              I       Payment received pursuant to the
                                             terms of Licensing Agreement with
                                             Inverness Medical Switzerland GmbH.

General and administrative           D       Decrease     in    stock     based
                                             compensation  and public relations
                                             expenses.

Professional and consulting          I       Increased  in year-end  audit fees
fees                                         and  consulting  fees  relating to
                                             management's     assessment     of
                                             internal control.

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

Liquidity and Capital Resources

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2008 were:

            Cash provided by operations                       $  164,644
            Capitalized patent costs                          $ (147,129)
            Proceeds from sale of investment securities       $   18,378
            Repayment of convertible debt                     $ (425,000)
            Advance from related parties                      $    1,652
            Sale of common stock                              $  234,933

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2007 were:

            Cash used in operations                           $ (482,487)
            Capitalized patent costs                          $  (32,407)
            Payment of amounts owed to related parties        $   (9,056)
            Sale of common stock                              $  198,895
            Cash on hand at January 1, 2007                   $ (355,055)


      As of June 30, 2008, Biocurex had a working capital deficiency of $83,972. Included in current liabilities at June 30, 2008 are amounts due to officers, directors, and related parties of Biocurex totaling $346,007.

Convertible Notes and Warrants
------------------------------

      On July 7, 2007, Biocurex received $3,000,000 from the sale of convertible notes, plus warrants, to two private investors. The notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The notes are due and payable on June 25, 2010 and are secured by substantially all of Biocurex's assets.

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

      The warrants allow the holders to purchase up to 3,500,000 shares of Biocurex's common stock at a price of $0.25 per share at any time after June 25, 2007.

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

      Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures were not effective since a significant number of transactions were not recorded or presented in the Company's financial statements in accordance with generally accepted accounting principles. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the six months ended June 30, 2008.

      With the exception of the shares described in subparagraph (e), the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 8 during the six months ended June 30, 2008

      The shares described in subparagraph (e) of Note 8 were registered by means of a registration statement on Form S-8.


ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit
------      -------

31          Section 302 Certifications
32          Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2008.

                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:  /s/ Dr. Ricardo Moro
                                          ------------------------------------
                                             Dr. Ricardo Moro, President



                                     By: /s/ Dr. Gerald Wittenberg
                                         -------------------------------------
                                         Dr. Gerald Wittenberg, Chief Financial
                                         and Accounting Officer