Form 10-Q
period 2008-09-30
WHISPERING OAKS INTERNATIONAL INC
filed 2008-11-14
CIK 1092562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2008

                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                                 (604) 207-9150
                         -----------------------------
              (Registrant's telephone number, including area code)

                                      N/A
                         -----------------------------
               Former name, former address and former fiscal year,
                          if changed from last report

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
`       `                                    Yes         No X

         Class of Stock        No. Shares Outstanding            Date

           Common                 43,207,485            November 13, 2008

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS


                               September 30, 2008
                                   (unaudited)



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

Statements of Operations                                                  F-2

Statements of Cash Flows                                                  F-3

Notes to the Financial Statements                                         F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                   September 30,  December 31,
                                                        2008          2007
                                                         $             $
                                                    (unaudited)
  ASSETS

  Current Assets

      Cash                                             291,813      1,372,598
      Investment securities (Note 3)                    76,874         61,366
      Prepaid expenses and other                         3,429        109,045
      Notes receivable, net (Note 4)                    35,497         35,497
                                                   ----------------------------

  Total Current Assets                                 407,613       1,578,506

  Deferred financing costs (Note 7 (b))                375,259        536,084
  Patents (Note 5)                                     508,625        360,812
                                                   ----------------------------

  Total Assets                                       1,291,497      2,475,402
                                                   ----------------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities

      Accounts payable                                 163,812        105,505
      Accrued liabilities                              349,771        359,854
      Due to related parties (Note 6)                  218,314        344,355
      Convertible notes payable (Note 7 (a))           194,828        194,828
      Current portion of convertible debt (Note 7
      (b))                                             433,101        371,712
                                                   ----------------------------
                                                     1,359,826      1,376,254

  Convertible debt (Note 7 (b))                        215,501        266,618
                                                   ----------------------------
                                                     1,575,327      1,642,872
                                                   ----------------------------
  Commitments and Contingencies (Notes 1 and 11)

  Stockholders' Equity (Deficit)
    Common stock
     Authorized: 125,000,000 shares, par value $0.001
     Issued and outstanding: 43,207,485 and 42,143,275
        respectively                                    43,207         42,143
      Additional paid-in capital                    15,037,636     13,899,938
      Accumulated other comprehensive loss             (13,370)       (42,189)
      Accumulated deficit                             (114,175)      (114,175)
      Deficit accumulated during the development
      stage                                        (15,237,128)   (12,953,187)
                                                   ----------------------------
  Stockholders' Equity (Deficit)                      (283,830)       832,530
                                                   ----------------------------
  Total Liabilities and Stockholders' Equity
  (Deficit)                                          1,291,497      2,475,402
                                                   ===========================



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

                                                                                 Accumulated
                                                                                 During the
                                                                                 Development
                                                                                   Stage
                                   Three Months Ended       Nine Months Ended   January 1, 2001
                                     September 30,            September 30,     to September 30,
                                     2008      2007         2008         2007         2008
                                       $         $            $            $            $

Revenue                                   -          -    1,000,000      50,000     1,464,456
                                  -----------------------------------------------------------
Operating Expenses
   Amortization                      10,294      7,878       26,898      19,661       163,155
   General and administrative
   (Note 6(a))                      253,394    154,515      770,927     806,704     5,057,791
   Professional and consulting
   fees                              74,910     96,699      335,457     223,097     4,751,491
   Research and development
   (Note 6(a))                      151,066    189,856      513,959     490,204     3,578,494
                                  ---------  ---------    ---------  ----------    ----------
Total Operating Expenses            489,664    448,948    1,647,241   1,539,666    13,550,931
                                  ---------  ---------    ---------  ----------    ----------
Loss From Operations               (489,664)  (448,948)   (647,241)  (1,489,666)  (12,086,475)
                                  ---------  ---------    --------   ----------    ----------
Other Income (Expense)
   Accretion of discounts on
   convertible debt                (193,300)  (204,048)   (910,272)    (204,048)   (2,570,895)
   Amortization of debt issue
   costs                            (53,608)  (133,125)   (160,825)    (133,125)     (268,042)
   Gain (loss) on issuance of
   shares                           (18,240)     6,823     (46,615)      (7,103)      (82,912)
   Gain on extinguishments of
   convertible debt                       -          -           -            -        33,584
   Gain (loss) on sale of equity
   investment securities               (163)         -       6,253            -       191,568
   Interest expense                (235,534)   (92,456)   (533,405)    (105,870)     (837,635)
   Interest income                        -         63       8,164        1,001       383,679
                                  ---------  ---------    --------   ----------    ----------
Total Other Income (Expense)       (500,845)   (422,743) (1,636,700)    (449,145)   (3,150,653)
                                  ---------  ---------   ---------   ----------    ----------

Net Loss for the Period            (990,509)  (871,691) (2,283,941)  (1,938,811)  (15,237,128)

Other Comprehensive Income (Loss)
   Unrealized gain (loss) on
   investment securities            (20,155)   (59,448)     28,819      (82,460)      (13,370)
                                  ---------  ---------    ---------   ----------    ----------

Total Comprehensive Loss          (1,010,664) (931,139) (2,255,122)  (2,021,271)  (15,250,498)
                                  ========== =========  ==========   ==========   ===========
Net Loss Per Share - Basic and
Diluted                               ($0.02)   ($0.02)      (0.05)       (0.05)
                                  ========== =========   ==========   ==========
Weighted Average Shares
Outstanding                       43,207,000 41,561,000  42,812,500   40,935,000
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

                                                                            Accumulated
                                                                                During
                                                                             Development
                                                                                Stage
                                                   Nine Months Ended       January 1, 2001
                                                     September 30,        to September 30,
                                                 2008            2007          2008
                                                   $              $              $

Operating Activities:
Net loss for the period                       (2,283,941)    (1,938,811)     (15,237,128)

Adjustments to reconcile net loss to net
  cash used in operating activities:
   Accretion of discounts on convertible debt    910,272        204,048         2,570,895
   Allowance for uncollectible notes
   receivable                                          -              -            65,298
   Amortization                                   26,898         19,661           163,154
   Amortization of debt issue costs              160,825        133,125           268,042
   Gain on extinguishments of debt                     -              -           (33,584)
   Gain on sale of investment securities          (6,253)             -          (296,642)
   Loss on issuance of shares                     46,615          7,103            82,912
   Stock-based compensation                      588,327        501,031         4,745,390

Changes in operating assets and liabilities:
   Notes and interest receivable                       -              -            (6,296)
   Prepaid expenses and other                    105,616         21,109            69,938
   Accounts payable                              152,194        105,902         1,271,782
   Accrued liabilities                           (10,083)       113,188           238,970
   Deferred revenue                                    -              -          (162,000)
   Subscriptions receivable                            -              -          (100,682)
                                              ----------     ----------       -----------
Net Cash Used in Operating Activities           (309,530)      (833,644)       (6,359,951)
                                              ----------     ----------       -----------
Investing Activities:
   Issuance of notes receivable                        -              -          (100,542)
   Proceeds from notes receivable                      -              -           101,713
   Patent costs                                 (174,711)       (47,933)         (467,312)
   Proceeds from sale of investment
   securities                                     19,564              -           404,458
                                              ----------     ----------       -----------
Net Cash Used in Investing Activities           (155,147)       (47,933)          (61,683)
                                              ----------     ----------       -----------
Financing Activities:
   Due to related parties                       (126,041)       (14,408)          284,465
   Proceeds from convertible debt                      -              -         3,639,743
   Repayment on convertible debt                (725,000)     3,000,000        (1,078,000)
   Debt issue costs                                    -       (532,500)         (532,500)
   Proceeds from private placements of
   common stock and share subscriptions
   received                                      218,900        124,750         3,146,422
   Proceeds from the exercise of stock
   options and warrants                           16,033         85,333         1,144,454
   Share issuance costs                                -        (11,188)         (133,688)
                                              ----------     ----------       -----------
Net Cash Provided by (Used in) Financing
   Activities                                   (616,108)     2,651,987         6,470,896
                                              ----------     ----------       -----------

Net Increase (Decrease) in Cash               (1,080,785)     1,770,410            49,262

Cash - Beginning of Period                     1,372,598        590,254           242,551
                                              ----------     ----------       -----------

Cash - End of Period                             291,813      2,360,664           291,813
                                              ==========     ==========       ===========

Non-cash Investing and Financing Activities:
   Share issued to settle debt                   140,500        118,000           818,347
   Note payable converted into common shares     175,000              -         1,033,076
                                              ==========     ==========       ===========
Supplemental Disclosures:
   Interest paid                                 346,102              -           552,014
   Income taxes                                        -              -                 -
                                              ==========     ==========       ===========

    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (unaudited)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at September 30, 2008, the Company has a working capital deficiency of $952,213 and has accumulated losses of $15,237,128 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management's anticipates expenditures of $3,429,000 over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB for its year ended December 31, 2007.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at September 30, 2008, and the results of its operations and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

   For the nine months ended September 30, 2008 and 2007, revenue from a single customer represented 100% of total revenue.

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2008 and 2007, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2008 and 2007, the Company had approximately 20,933,000 and 23,149,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and
   (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

   In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No.141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised
   2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on Company's financial statements.

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. INVESTMENT SECURITIES

   In November 2002, the Company entered into a Licensing Agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. As of December 31, 2007, the Company had 383,535 shares and the fair market value of these shares was $61,366. During the nine months ended September 30, 2008, the Company sold 49,300 shares for proceeds of $19,564, resulting in a realized gain of $6,253. As at September 30, 2008, the Company has 334,235 shares with a fair value of $76,874. The Company recorded an unrealized gain of $28,819 and an unrealized loss of $82,460 for the nine months ended September 30, 2008 and 2007, respectively as a component of comprehensive loss.

4. NOTES RECEIVABLE

                                                     September 30,  December 31,
                                                        2008           2007
                                                          $              $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     35,497       35,497
   Less: allowance for doubtful accounts               (73,489)     (73,489)
                                                      -----------------------
   Total                                                35,497       35,497
                                                      =======================

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

   A schedule of the patents is as follows:

                                                     September 30,  December 31,
                                                         2008          2007
                                                           $             $

   Patents                                              671,780       497,069
   Less: accumulated amortization                      (163,155)     (136,257)
                                                      -----------------------
   Net Carrying Value                                   508,625       360,812
                                                      =======================

   Amortization expense totaled $26,898 and $19,661 for the nine months ended September 30, 2008 and 2007, respectively.

   The estimated future amortization expense is as follows:

                  2008            $  8,966
                  2009              35,864
                  2010              35,864
                  2011              35,864
                  2012              35,864
                  Thereafter       356,203
                                  --------
                                   508,625
                                  ========

6. RELATED PARTY TRANSACTIONS

                                                     September 30,  December 31,
                                                         2008          2007
                                                           $             $

       Due to Pacific BioSciences Research Centre       211,314       337,355
       Inc. (a)
       Due to an officer (b)                              7,000         7,000
                                                       ----------------------
                                                        218,314       344,355
                                                       ======================

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the nine months ended September 30, 2008 and 2007, Pacific performed research and development for the Company valued at $435,217 and $459,519, respectively.

      Pacific also provided administrative services during the nine months ended September 30, 2008 and 2007, valued at $275,494 and $156,378, respectively. During the nine months ended September 30, 2008, and 2007, Pacific charged interest of $6,548 and $12,498, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

b) The amounts owing to an officer are unsecured, non-interest bearing and due on demand.

c) During the nine month period ended September 30, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

d) On August 28, 2008, the Company extended the term of 1,300,000 fully vested stock options for two directors. The Company recognized an incremental compensation cost of $446 for these modified stock options.

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

      The effective interest rate of the remaining convertible notes at September 30, 2008 is 416%.

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

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. The beneficial conversion feature was calculated under EITF 00-27, and equaled $1,426,381. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at September 30, 2008 is 416%. For the nine months ended September 30, 2008, the Company recorded $910,972 of accretion expense related to the convertible debt.

      On August 18, 2008, the Company agreed to re-price the 3,500,000 share purchase warrants to $0.25 per share. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental interest expense of $192,265 for these modified purchase warrants.

      As at September 30, 2008, the balance of the convertible debt is as follows:

                                                         September 30, 2008
                                                                 $
      Convertible debt, principal amount                      3,000,000
      Less: debt discount                                    (2,852,762)
                                                             -----------
      Subtotal
      Less: Repayments                                       (1,025,000)
      Less: Debt conversion                                    (175,000)
      Debt discount accreted                                  1,701,364
                                                             -----------
      Total                                                     648,602
      Less: Current portion                                    (433,101)
                                                             -----------
      Long-term portion                                         215,501
                                                             -----------

      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the nine months ended September 30, 2008, the Company expensed $160,825 of the debt issue costs.

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

9.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 2,275,325 common shares available for future issuance as of September 30, 2008.

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 2,487,723 common shares available for future issuance as of September 30, 2008.

   During the nine month period ended September 30, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:

                                            Weighted     Weighted
                                            Average      Average     Aggregate
                                            Exercise    Remaining    Intrinsic
                                 Number of   Price     Contractual     Value
                                  Shares       $       Life (Years)      $
-------------------------------------------------------------------------------

   Outstanding, December 31,     3,666,666    0.05
   2007

     Granted                       570,000   0.001
     Exercised                     (33,333)  0.001
     Forfeited                    (213,333)   0.51
   -----------------------------------------------------------------------------
   Outstanding, September 30,
   2008                          3,990,000    0.03         2.47       667,410
   =============================================================================
   Exercisable, September 30,
   2008                          3,990,000    0.03         2.47       667,410
   =============================================================================

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month periods ended September 30, 2008 and 2007 were $0.64 and $0.50 per share, respectively.

   The weighted average assumptions used are as follows:

                                                       Nine Months Ended
                                                  September 30    September 30,
                                                      2008            2007

      Expected dividend yield                           0%              0%
      Risk-free interest rate                        1.97%           4.84%
      Expected volatility                              63%             89%
      Expected option life (in years)                  2.0            2.78

   On August 28, 2008, the Company extended the term of 1,300,000 fully vested stock options for two directors. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $446 for these modified stock options.

   The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 were $373,294 and $397,331, respectively.

   A summary of the status of the Company's non-vested shares as of September 30, 2008, and changes during the period of September 30, 2008, is presented below:

                                                                  Weighted
                                                                   Average
                                                                 Grant Date
                                                    Number of    Fair Value
                                                     Shares           $

   Non-vested at December 31, 2007                   75,000           0.19

     Granted                                        570,000          0.001
     Forfeited                                      (30,000)          0.19
     Vested                                        (615,000)          0.19
   ----------------------------------------------------------------------------
   Non-vested at September 30, 2008                       -              -
   ============================================================================

10. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                               Number of      Weighted Average
                                                 Shares        Exercise Price
                                                                      $

   Balance, December 31, 2007                 11,890,672            0.47

   Issued                                        340,000            0.55
   Expired                                      (355,000)           0.83
   Exercised                                     (84,210)           0.19
   ----------------------------------------------------------------------------
   Balance, September 30, 2008                11,791,462            0.36
   ============================================================================

   In January 2008, the Company extended the term of 1,275,000 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. There was no incremental compensation cost to be recognized.

   In August 2008, the Company extended the term of 3,195,977 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $22,769 for these modified share purchase warrants

   As at September 30, 2008, the following share purchase warrants were outstanding:

           Warrants          Exercise Price      Expiration Date
                                   $

             150,000              0.85          October 23, 2008
           2,455,000              0.90          December 1, 2008
             252,278              0.05         December 31, 2008
           1,275,000              0.08          January 15, 2009
             450,000             0.001            March 31, 2009
             126,317              0.19            March 31, 2009
             220,000              0.66             April 6, 2009
              35,000              0.66            April 30, 2009
              23,256              0.68              May 31, 2009
             225,000              0.50             July 15, 2009
             100,000              0.60             July 17, 2009
             955,800              0.17             March 9, 2010
             115,000              0.65               May 1, 2010
             541,666              0.12          October 31, 2010
             199,311              0.17         November 11, 2010
             233,092              0.06    July 7, 2011
             343,833              0.20    July 7, 2011
             590,909              0.12    July 19, 2011
           3,500,000              0.25    May 25, 2012
      --------------
          11,791,462
      ==============


11.   COMMITMENTS AND CONTINGENCIES

a) In September 2003 a lawsuit was filed against the Company seeking the payment of $13,623 in professional fees purported to be owing. The Company plans to defend the action.

b) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of September 30, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

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

      The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its device listing database. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF(TM)) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of September 30, 2008, Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

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

      During the twelve months ending September 30, 2009, Biocurex:

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

During the twelve months ending September 30, 2009, it is expected that all research and development work will be performed by Pacific Biosciences on behalf of Biocurex.

      Biocurex anticipates that the capital requirements for the twelve months ending September 30, 2009 will be as follows:

      Research and Development - Therapeutics                 $   450,000
      Research and Development - Invitro diagnostics
         (rapid tests, blood tests, histology tests)              700,000
      Research and Development - Imagery                           50,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       300,000
      Payment of Principal on Convertible Notes                 1,200,000
      Payment of Interest on Convertible Notes                    198,660
                                                               ----------
                  Total:                                       $3,428,660
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

Results of Operations


      Material changes of items in Biocurex's Statement of Operations for the nine months ended September 30, 2008, as compared to the same period in the prior year, are discussed below:

                             Increase (I)
Item                       or Decrease (D)   Reason
-------                    ---------------   ------------------

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

Professional and consulting          I       Increase  in year-end  audit fees
fees                                         and  consulting  fees  relating to
                                             management's     assessment     of
                                             internal control.

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

Liquidity and Capital Resources

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2008 were:

            Cash used in operations                         $   (309,530)
            Capitalized patent costs                        $   (174,711)
            Proceeds from sale of investment securities     $     19,564
            Payment of amounts owed to related parties      $   (126,041)
            Repayment of convertible debt                   $   (725,000)
            Sale of common stock                            $    234,933
            Cash on hand at January 1, 2008                 $ (1,080,785)

      Biocurex's sources and (uses) of cash during the nine months ended September 30, 2007 were:

            Cash used in operations                         $   (833,644)
            Capitalized patent costs                        $    (47,933)
            Payment of amounts owed to related parties      $    (14,408)
            Sale of convertible notes                       $  3,000,000
            Costs associated with sale of convertible notes $   (532,500)
            Sale of common stock                            $    210,083
            Costs associated with sale of common stock      $    (11,188)

      As of September 30, 2008, Biocurex had a working capital deficiency of $952,213. Included in current liabilities at September 30, 2008 are amounts due to officers, directors, and related parties of Biocurex totaling $218,314.

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

      Biocurex is required to make monthly payments of $100,000 towards the principal amount of the notes. If Biocurex fails to make any interest or principal payment when due, the notes will become immediately due and payable. Following the November 1, 2008 payment the notes had an outstanding principal balance of $1,700,000.

      As of November 14, 2008 Biocurex has cash on hand of approximately $90,000. Biocurex is presently spending approximately $200,000 each month on research and development, principal and interest payments to the Note Holders, and general and administrative expenses.

      To maintain its present level of operations, including research and development, and to avoid defaulting on payments to the Note Holders, Biocurex will need to raise approximately $4,000,000 to satisfy its monthly cash requirements until the notes are fully paid.
      See Biocurex's 8-K report filed on July 5, 2007 for more detailed information concerning the terms of the notes and warrants.

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

     Revenue Recognition. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology. Currently, the Company is collecting license fees from one of its licensees.

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

     Dr. Ricardo Moro, the Company's Chief Executive Officer and Dr. Gerald Wittenberg, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures were not effective since a significant number of transactions were not recorded or presented in the Company's financial statements in accordance with generally accepted accounting principles. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Note 8 to the financial statements included as part of this report lists the shares of the Company's common stock which were issued during the nine months ended September 30, 2008.

      With the exception of the shares described in subparagraph (e), the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 8 during the nine months ended September 30, 2008

      The shares described in subparagraph (e) of Note 8 were registered by means of a registration statement on Form S-8.


ITEM 6.  EXHIBITS

(a)   Exhibits

Number      Exhibit

31          Section 302 Certifications
32          Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2008.

                                     WHISPERING OAKS INTERNATIONAL, INC.



                                     By:  /s/ Ricardo Moro
                                          ----------------------------------
                                          Dr. Ricardo Moro, President



                                     By: /s/ Gerald Wittenberg
                                         ----------------------------------
                                         Dr. Gerald Wittenberg, Chief Financial
                                           and Accounting Officer