Form 10-K
period 2008-12-31
WHISPERING OAKS INTERNATIONAL INC
filed 2009-03-31
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
            ----------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

         Texas                                   75-2742601
------------------------              ---------------------------------
(State of incorporation)              (IRS Employer Identification No.)

                7080 River Road, Suite 215
                Richmond, British Columbia                     V6X 1X5
          ---------------------------------------              --------
          (Address of Principal Executive Office)              Zip Code

Registrant's telephone number, including area code: (866) 884-8669 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):    [ ] Yes     [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2008, was approximately $18,220,000.

As of March 25, 2009, the Registrant had 44,823,458 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

ITEM 1.  DESCRIPTION OF BUSINESS

     Whispering Oaks International, Inc., d/b/a Biocurex, Inc. was incorporated in Texas in December 1997.

      In February 2001, Biocurex issued 1,950,000 shares of its common stock to acquire a U.S. patent, several foreign patents and other intellectual property which related to the early detection of cancer from Lagostar Trading S.A.

      In March 2001, Biocurex acquired the following assets from Pacific Biosciences (then named Curex Technologies Inc.) in consideration for the assumption by Biocurex of promissory notes in the amount of $2,326,869 which were payable by Pacific Biosciences to various third parties:

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

      Due to the costs involved in manufacturing and marketing, Biocurex plans to license the Histo-RECAF(TM) technology to third parties or bring the Histo-RECAF(TM) technology to market through a joint venture with a third party. As of September 30, 2008, Biocurex had not sold any Histo-RECAF(TM) test kits and did not have any licensing or joint venture agreements with respect to its Histo- RECAF(TM) technology.

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

      Since 2004 Biocurex performed over 120,000 tests on over 4,000 serum samples. Results of these clinical studies have shown the serum RECAF test to have an 80-90% sensitivity for a variety of cancers, with a 95% specificity for lung, breast, stomach and ovary cancers. These tests have shown that Biocurex's serum-RECAF assay performs much better than competing technologies in detecting prostate cancers and discriminating between malignant and benign lesions.

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

      In April 2008 Biocurex and Abbott amended the license agreement. The amendment relieves Abbott of future obligations to perform further research and development with respect to the RECAF technology as well as the obligation to pay annual minimum royalties. Biocurex will continue the development of a chemoluminescence based serum RECAF test in its own facilities. At any time, and at its option, Abbott may resume research and development work and commercialize products incorporating the RECAF technology in accordance with the license agreement. In consideration for this modification, Biocurex will receive a higher royalty on any RECAF products that may be sold by Abbott. Biocurex also obtained the right to terminate the license at any time if Abbott, following 90-days notice from Biocurex, does not agree to resume research and development efforts with respect to the licensed technology.

      In January 2008 Biocurex entered into a licensing agreement with Inverness Medical Innovations, Inc. Under terms of the agreement, Inverness obtained the worldwide, semi-exclusive rights to commercialize products using Biocurex's RECAF technology. The agreement includes payment to Biocurex of up-front fees, annual minimum royalties and royalties on any product sales.

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

      In March 2006 Biocurex began modifying its serum RECAF test so that the test would be a "colorimetric" or chemoluminescent test that does not require the use of radioactivity. The chemoluminescent test is the format used by many automated high throughput instruments such as the Architect(TM) system from Abbott.

      In a study on 68 early stage (I & II) prostate cancer serum samples, presented at an international cancer conference in late 2006, Biocurex's RECAF chemoluminescent blood test detected 71% of cancers, while commercial PSA tests detected less than 30% of cancers using the same samples. As of September 30, 2008 Biocurex:

     o had prepared all documents describing the protocols required to produce the required reagents and assays by clinical laboratories or licenses, and

     o was working on improvements to the test to reduce its cost and improve its shelf life.

      Since February 2007 Biocurex has been working on the development of a point-of-care or rapid test for cancer. The test, which is similar in appearance to a dip-stick pregnancy test, is intended to be used by physicians in their office as a first step in detecting cancer. As of September 30, 2008 Biocurex had further advanced the development of the dip stick and had tested approximately 400 serum samples.

      As of March 25, 2009 Biocurex was:

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

      In October 2008 Biocurex formed a wholly-owned subsidiary in China. The subsidiary, named "Biocurex Inc. China" will be used to manufacture, market and distribute Biocurex's RECAF tests in China.

Research and Development
------------------------

      Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Pacific BioSciences is owned 100% by Dr. Ricardo Moro. Pacific BioSciences billed the following amounts to Biocurex for research and development; year ended December 31, 2006 - $544,460; year ended December 31, 2007 - $651,009; and year ended December 31, 2008 - $674,326. The amounts billed to Biocurex represent the costs incurred by Pacific BioSciences plus 15%. As of December 31, 2008, Biocurex owed Pacific Biosciences $328,269 for research and for general and administrative expenses paid by Pacific Biosciences on behalf of Biocurex.

      Pacific Biosciences conducts research for Biocurex in accordance with research protocols and expenditures approved on a monthly basis by Dr. Moro and Dr. Wittenberg both of whom are executive officers of Biocurex. As of March 25, 2009, Biocurex did not have any written agreement with Pacific BioSciences concerning research performed on behalf of Biocurex.

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

Patents
-------

      Biocurex's technology is protected by a United States patent which expires in 2014 and by patents in Australia, Russia, and China which expire in 2015. Biocurex has also filed patent applications in Canada and 22 other foreign countries.

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

      A number of companies, including Abbott, Roche and Ortho Diagnostics, have developed serum based screening assays to detect cancer. However, the serum based screening assays kits presently on the market can only detect one form of cancer. In contrast, Biocurex's serum based screening assays have detected, in internal preliminary studies, ovary, lung, breast and stomach cancers with high sensitivity and specificity. In addition, and based upon studies conducted by Biocurex, Biocurex believes that for certain types of cancer, its serum based screening assays is more accurate than the screening assays of its competitors.

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

Employees
---------

     As of March 25, 2009 Biocurex's only employee was Dr. Ricardo Moro. Dr. Moro is an officer and director of Biocurex.

      As mentioned elsewhere in this report, Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Employees of Pacific BioSciences also provide most of the administrative and accounting services required by Biocurex. As of December 31, 2008 Pacific BioSciences had ten full time employees. These employees devote substantially all of their time to research conducted on behalf of Biocurex as well as administrative matters relating to both Biocurex and Pacific BioSciences. Dr. Moro considers himself to be a full time employee of Pacific BioSciences, despite the time he devotes to Biocurex.

ITEM 2.  PROPERTIES

      Biocurex's offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space. Biocurex's offices are rented on a month-to-month basis for $4,895 per month. Biocurex rents its office space from Pacific Bioscience, a company owned by Dr. Ricardo Moro.

ITEM 3.  LEGAL PROCEEDINGS

      Biocurex is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

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

         Quarter Ending                High             Low
         --------------                ----             ---

            3/31/07                    $0.71           $0.57
            6/30/07                    $0.67           $0.56
            9/30/07                    $0.82           $0.46
           12/31/07                    $0.70           $0.55

            3/31/08                    $0.75           $0.53
            6/30/08                    $0.65           $0.44
            9/30/08                    $0.43           $0.17
           12/31/08                    $0.25           $0.14

      As of March 25, 2009, there were approximately 120 record holders of Biocurex's common stock and over 2,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

      Note 8 to the financial statements included as part of this report lists the shares of Biocurex's common stock which were issued during the year ended December 31, 2008. With the exception of the shares described in subparagraphs a, g and j, Biocurex relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 8 during the year ended December 31, 2008. The shares described in subparagraphs a, g and j of Note 8 were registered by means of a registration statement on Form S-8.

      During the year ended December 31, 2008 Biocurex did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. During the year ended December 31, 2008 none of the officers or directors of Biocurex, nor any of its principal shareholders, purchased, on behalf of Biocurex, any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market.

      As of March 25, 2009 Biocurex had 44,823,458 outstanding shares of common stock. The following table lists additional shares of Biocurex's common stock which may be issued as the result of payment of note principal or interest with shares of Biocurex's common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

                                                          Number of      Note
                                                            Shares    Reference
                                                          ---------   ---------

   Shares issuable upon conversion of notes or as
     payment of principal on the notes                    2,833,333        A

   Shares issuable upon exercise of warrants              3,500,000        A

   Shares issuable as payment of interest on the notes    1,000,000        A

   Shares issuable upon exercise of warrants issued
       to consultants                                       937,500        B

   Shares issuable upon exercise of Non-Qualified Stock
      options granted to officers, directors, employees
      and consultants.                                    6,153,157        C

   Shares issuable upon exercise of warrants granted to
      Biocurex's officers, directors, employees,
      financial consultants and private investors         5,291,851        D

   Shares issuable upon conversion of notes               1,075,715        D

   Shares issuable upon exercise of warrants issued to
   note holders                                           3,940,326        E


      A. On June 29, 2007, Biocurex sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on June 29, 2010 and are secured by substantially all of Biocurex's assets. At the holder's option the notes are convertible into shares of Biocurex's common stock at a conversion price of $0.60. As of March 25, 2009 the outstanding principal balance of the notes was $1,955,000.

      The warrants allow the holders to purchase up to 3,500,000 shares of Biocurex's common stock at a price of $0.25 per share at any time prior to June 29, 2012.

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

      See Biocurex's 8-K reports filed on June 29, 2007 and February 6, 2009 for more detailed information concerning the notes and warrants.

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

C. Options are exercisable at prices between $0.001 and $0.75 per share and expire at various dates between January 2010 and March 2014.

D. Warrants in this category were not granted pursuant to Biocurex's Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.12 and $0.90 per share and expire between October 2008 and July 2012.

E. During 2003 Biocurex sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of Biocurex's common stock. The number of shares to be issued upon the conversion of any note is equal to the amount determined by dividing (i) the principal amount to be converted by (ii) the conversion price. The conversion price was separately negotiated for each note and ranges between $0.05 and $0.23 and was based upon the market price of Biocurex's common stock on the date the notes were sold. As of March 25, 2009, one note in the principal amount of $53,000 had been repaid and four notes in the aggregate principal amount of $281,915 had been converted into 2,123,634 shares of Biocurex's common stock. If all remaining notes were converted Biocurex would be obligated to issue an additional 1,075,715 shares of common stock. The note holders also received warrants to purchase an aggregate of 2,434,088 shares of Biocurex's common stock at prices between $0.08 and $0.38 per share. The warrants expire at various dates prior to November 11, 2008. As of March 25, 2009, warrants to purchase 1,693,111 shares had been exercised. For every share issued upon conversion, the note holders are entitled to receive new warrants to purchase one additional share of common stock at prices between $0.055 and $0.176 per share. These new warrants expire at various dates in 2011. Warrants for 2,123,634 shares were issued when notes in the principal amount of $281,915 were converted. If all remaining notes were converted, Biocurex would be obligated to issue the holders of the notes warrants to purchase 1,075,715 additional shares of Biocurex's common stock.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      During the twelve months ending December 31, 2009, Biocurex:

     o    plans  to  continue   its  efforts  to  license  the   Histo-RECAF(TM)
          technology to third parties.

     o plans to enter into agreements relating to its RIA chemiLuminescence and ELISA blood tests with clinical laboratories using ASRs.

     o intends to license its Serum-RECAF(TM) to other major bio-pharma companies.

     o plans to, if necessary, continue to raise capital in order to fund Biocurex's operations and research and development.

     o plans to sell serum RECAF tests directly in China and through other clinical laboratories in countries.

     o    plans to continue research in the areas of therapeutics and imagery.

     During the twelve months ending December 31, 2009 it is expected that all research and development work, as well as production of ASR's for blood test sales, will be performed by Pacific Biosciences on behalf of Biocurex.

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the year ended December 31, 2008 were:

            Cash used in operations                               $(629,979)
            Patent costs                                           (191,512)
            Sale of investment securities                            53,621
            Repayment of loans from related parties                  (9,086)
            Repayment of convertible debt                          (825,000)
            Sale of common stock in private placements
               and exercise of options and warrants, net of
               issuance costs                                       274,983
            Cash on hand at January 1, 2008                       1,372,598

      Biocurex's sources and (uses) of cash during the year ended December 31, 2007 were:

            Cash used in operations                             $(1,509,939)
            Patent costs                                            (59,704)
            Repayment of loans from related parties                 (14,408)
            Sale of convertible notes, net of issuance costs      2,467,500
            Repayment of convertible notes                         (300,000)

            Sale of common stock, net of offering costs             198,895

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

      For more detailed information concerning the notes and warrants see Biocurex's 8-K reports filed on June 29, 2007 and February 6, 2009.

Capital Requirements

      Biocurex anticipates that its capital requirements for the twelve months ending December 31, 2009 will be as follows:

      Research and Development - Therapeutics                 $   150,000
      Research and Development - Invitro diagnostics
       (rapid tests, blood tests, histology tests,
       production of ASR's)                                       700,000
      Research and Development - Imagery                           50,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       600,000
      Payment of Principal on Convertible Notes                 1,200,000
      Payment of Interest on Convertible Notes                    198,660
                                                             ------------
                                                               $3,428,660
                                                             ============

      To maintain its present level of operations, including research and development, and to avoid defaulting on payments to the convertible note holders, Biocurex will need to raise approximately $4,000,000 to satisfy its monthly cash requirements until the notes are fully paid.

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

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2008, as compared to the same period in the prior year, are discussed below:

                              Increase (I)
Item                         or Decrease (D) Reason
----                         --------------- ------

Revenue                             I       Licensing fee from Inverness Medical
                                             Switzerland Gmbh

General and administrative          D       Decrease in stock based compensation
                                             and public
                                             relations expenses.

Professional                                 and Consulting Fees I Biocurex made
                                             greater use of consultants for
                                             marketing its products during 2008.

Accretion of discount               I        Sale of convertible notes in the
on convertible debt                          principal amount of $3,000,000 in
                                             June 2007.  The notes bear interest
                                             annually at a rate of prime
                                             (adjusted monthly on the first
                                             business day of each month) plus
                                             2.75% per year

Amortization of debt issue costs    I

Interest expense                    I

                                             Sale of convertible notes in the
                                             principal amount of $3,000,000 in
                                             June 2007.
Loss on extinguishments of          I
convertible debt

      Material changes of items in Biocurex's Statement of Operations for the year ended December 31, 2007, as compared to the same period in the prior year, are discussed below:

                             Increase (I)
Item                        or Decrease (D)  Reason
----                        ---------------  ------

Revenue                             I        Payment required by terms of
                                             Licensing Agreement with Abbott
                                             Laboratories

General and Administrative          I        Increase in stock based
Expenses                                     compensation and public relations
                                             expenses

Professional and Consulting fees    D        During 2006 the Company became
                                             involved in a lawsuit as a result
                                             of its efforts to have a transfer
                                             agent remove the restricted legend
                                             on shares of common  stock which
                                             were given to the Company by an
                                             unrelated  third party as partial
                                             payment for a license to use
                                             technology developed by the
                                             Company.  The lawsuit was resolved
                                             in favor of the Company.  The
                                             Company was not involved in any
                                             litigation during the year ended
                                             December 31, 2007.

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

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS.

      See the financial statements attached to and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

     Ricardo Moro, Biocurex's Chief Executive and Financial Officer, has evaluated the effectiveness of Biocurex's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Biocurex's disclosure controls and procedures were effective. There were no changes in Biocurex's internal controls over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, Biocurex's internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      The management of Biocurex is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Internal control over financial reporting is a process designed under the supervision of the Chief Executive andFinancial Officer of Biocurex to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Biocurex's financial statements for external purposes in accordance with U.S. GAAP.

      While Biocurex believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing its objectives, Biocurex intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

      Biocurex's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, Biocurex's management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, Biocurex believes that, as of December 31, 2008, its internal control over financial reporting was effective based on those criteria. This report does not include an attestation report of Biocurex's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Biocurex's registered public accounting firm pursuant to temporary rules of the SEC that permit Biocurex to provide only management's report.

ITEM 9B.    OTHER INFORMATION

      Not Applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information concerning Biocurex's officers and directors follows:

          Name                  Age   Position
          ----                  ---   --------

          Dr. Ricardo Moro      56    President, Principal Executive, Financial
                                       and Accounting Officer, and a Director
          Dr. Phil Gold, PhD    70    Director

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

      Biocurex does not have a compensation committee. The directors of Biocurex serves as its Audit Committee. Biocurex does not have a director serving as a financial expert. Biocurex does not believe a financial expert is necessary since Biocurex has only minimal revenues. Dr. Phil Gold is the only director who is independent, as that term is defined in Section 803 of the listing standards of the NYSE Alternext US.

      Biocurex has adopted a Code of Ethics which is applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on Biocurex's website located at www.biocurex.com.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Biocurex's directors act as its compensation committee. During the year ended December 31, 2008 each director of Biocurex participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2008, no officer of Biocurex was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of Biocurex or as a member of its compensation committee.

      Dr. Gerald Wittenberg resigned as an officer and director of Biocurex on February 17, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table shows in summary form the compensation received by (i) Biocurex's Chief Executive Officer and (ii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2008.

                                                                 All
                                                                Other
                                                                Annual
                                               Restric-          Com-
Name and                                      ted Stock Option  pensa-
Principal               Fiscal  Salary  Bonus   Awards  Awards   tion
Position                 Year     (1)    (2)     (3)      (4)     (5)     Total
------------            ------  ------  -----  -------- ------  -------   -----

Dr. Ricardo Moro         2008 $120,000    --      --    $255,000        $375,000
Chief Executive Officer  2007 $135,000    --      --    $260,000   --   $395,000

Dr. Gerald Wittenberg    2008 $     --    --      --    $255,000        $255,000
Principal Financial      2007 $     --    --      --    $260,000   --   $260,000
Officer, Secretary and
Treasurer (6)

(1) The dollar value of base salary (cash and non-cash) earned. Pacific BioSciences, a Company owned by Dr. Moro, is paid to conduct all research on behalf of Biocurex. During the years ended December 31, 2008 and 2007 Dr. Moro did not receive any cash compensation from Biocurex but received $120,000 and $135,000, respectively, as salary and dividends from Pacific BioSciences.

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

(6) On February 17, 2009 Dr. Wittenberg resigned as an officer and director of Biocurex.

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

      None.

Compensation of Directors During Year Ended December 31, 2008
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

      Directors' fees paid to Dr. Moro and Dr. Wittenberg are included in the Executive Compensation table. Dr. Wittenberg resigned as an officer and director of Biocurex on February 17, 2009.

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

      The following tables show the options granted to and the options exercised by the persons named below, during the three fiscal years ended December 31, 2008, and the period ended March 25, 2009. All options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan.

                                 Options Granted
                                 ---------------

                                                   Exercise
                                       Options      Price       Expiration
   Name                  Grant Date   Granted (#)  Per Share       Date
   ----                  ----------   -----------  ---------    ----------

   Dr. Ricardo Moro       2/23/2006    230,000      $0.001      2/28/2010
   Dr. Phil Gold          2/23/2006     55,000      $0.001      2/28/2010
   Dr. Gerald Wittenberg  2/23/2006    230,000      $0.001      2/28/2010
   Dr. Ricardo Moro       1/31/2007    260,000      $0.001      1/31/2010
   Dr. Phil Gold          1/31/2007     60,000      $0.001      1/31/2010

   Dr. Gerald Wittenberg  1/31/2007    260,000      $0.001      1/31/2010
   Dr. Ricardo Moro       2/14/2008    255,000      $0.001      2/28/2010
   Dr. Phil Gold          2/14/2008     60,000      $0.001      2/28/2010
   Dr. Gerald Wittenberg  2/14/2008    255,000      $0.001      2/28/2010
   Dr. Ricardo Moro       3/17/2009  1,578,947      $0.001      3/19/2011
   Dr. Phil Gold          3/17/2009    684,210      $0.001      3/19/2011

                                Options Exercised
                                -----------------

                           Date of      Shares Acquired On        Value
                           Exercise      on Exercise (1)       Realized (2)
                           --------     ------------------     ------------

  Dr. Phil Gold           12/11/2006           25,000            $17,725


(1) The number of shares received upon exercise of options.

(2) With respect to options exercised, the difference between the option exercise price and the market value of the shares purchased on the date the options were exercised.

     The following tables show the options held by the persons named below as of March 25, 2009. All options were granted pursuant to Biocurex's Non-Qualified Stock Option Plan.

                          Shares underlying unexercised
                                 options which are:
                          ------------------------------   Exercise  Expiration
     Name                 Exercisable      Unexercisable    Price       Date
     ----                 -----------      -------------   --------  ----------

     Dr. Ricardo Moro      225,000                           0.001     1/31/12
     Dr. Ricardo Moro      450,000                           0.001     3/31/12
     Dr. Ricardo Moro      260,000                           0.001     1/31/10
     Dr. Ricardo Moro      230,000                           0.001     2/28/10
     Dr. Ricardo Moro      650,000                           0.001     3/31/14
     Dr. Ricardo Moro      255,000                           0.001     2/28/10
     Dr. Ricardo Moro    1,578,947                           0.001     3/19/11
     Dr. Phil Gold          25,000                           0.001     1/31/12
     Dr. Phil Gold          60,000                           0.001     1/31/10
     Dr. Phil Gold          55,000                           0.001     2/28/10
     Dr. Phil Gold          60,000                           0.001     2/28/10
     Dr. Phil Gold         684,210                           0.001     3/19/11

                          Shares Issuable
                           Upon Exercise          Exercise       Expiration
 Name                     of Warrants (1)           Price           Date
------                    ---------------         --------       ----------

Dr. Gerald Wittenberg         252,278               $0.05         12/31/08
Dr. Gerald Wittenberg       1,275,000               $0.08         01/15/09


(1) Warrants were not issued pursuant to Biocurex's Non-Qualified Stock Option Plan.

      Dr. Wittenberg resigned as an officer and director of Biocurex on February 17, 2009.

      On February 24, 2009 Dr. Wittenberg exercised options and warrants to purchase 2,070,000 shares of Biocurex's common stock. The exercise price of the options and warrants was $0.001 per share. The closing price of Biocurex's common stock on February 24, 2009 was $0.08

      The following table shows the weighted average exercise price of the outstanding options and warrants granted pursuant to Biocurex's Non-Qualified Stock Option Plan as of December 31, 2008. Biocurex's Non-Qualified Stock Option Plan has not been approved by Biocurex's shareholders.


                         Number                         Number of Securities Remaining
                      of Securities                     Available For Future Issuance
                      to be Issued    Weighted-Average    Under Equity Compensation
                      Upon Exercise  Exercise Price of   Plans (Excluding Securities
                     of Outstanding   of Outstanding          Reflected in the
Plan category            Options          Options        First Column of This Table)
--------------------------------------------------------------------------------------

Non-Qualified Stock
 Option Plan             3,890,000         $0.001                 2,587,723


      The following table shows the number of outstanding stock options and stock bonuses granted by Biocurex pursuant to the Plans, as of March 25, 2009. Each option represents the right to purchase one share of Biocurex's common stock.


                    Total Shares                           Shares      Remaining
                      Reserved     Options     Options    Issued As  Options/Shares
Name of Plan        Under Plans  Outstanding  Exercised  Stock Bonus   Under Plans
------------        ------------ -----------  ---------  ----------- --------------

Non-Qualified Stock  12,500,000    4,533,157  7,642,277         N/A       324,566
  Option Plan

Stock Bonus Plan      5,500,000          N/A        N/A    4,606,981      893,019


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of March 25, 2009, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of Biocurex's common stock, (ii) each officer and director of Biocurex, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                         Number of          Percent of
      Name and Address                   Shares (1)           Class
      ----------------                   ----------         ----------

      Dr. Ricardo Moro                    4,003,947             8.3%
      1007-1625 West 13th Avenue
      Vancouver, British Columbia
      Canada V6J 2E9

      Dr. Phil Gold                         884,210            1.96%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      Dr. Gerald Wittenberg               4,762,203            10.3%
      6857 Churchill Street
      Vancouver, British Columbia
      Canada V6P 5B4

      All Officers and Directors          4,888,157            10.2%
      as a Group (2 persons)


(1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are presently exercisable.

                                       Shares Issuable
                                        Upon Exercise
         Name                       of Options or Warrants   Exercise Price
         ----                       ----------------------   --------------

      Dr. Ricardo Moro                    3,648,947               $0.001
      Dr. Phil Gold                         874,210               $0.001
      Dr. Gerald Wittenberg                 252,278               $ 0.05
      Dr. Gerald Wittenberg               1,275,000               $ 0.08

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

      Pacific BioSciences conducts all research relating to the technology under development by Biocurex. Dr. Ricardo Moro owns 100% of Pacific BioSciences. See
Item 1 of this report for information concerning amounts billed to Biocurex by Pacific BioSciences. As of December 31, 2008, Biocurex owed Pacific BioSciences $328,269 for research and administrative expenses paid by Pacific Biosciences on behalf of Biocurex.

      As of December 31, 2008 Biocurex owed Dr. Gerald Wittenberg $7,000 for advances made by Dr. Wittenberg to Biocurex. The advances are unsecured, non-interest bearing and due on demand.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as Biocurex's independent public accountants for the fiscal year ended December 31, 2008 and 2007.

      The following table shows the aggregate fees billed to Biocurex for the year ended December 31, 2008 and 2007 by Manning Elliott.

                                                   2008           2007
                                                   ----           ----

            Audit Fees                         $59,905        $41,128
            Audit Related Fees                      --             --
            Financial Information Systems           --             --
            Design and Implementation Fees          --             --
            Tax Fees                                --             --
            All Other Fees                          --             --

      Audit fees represent amounts billed for professional services rendered for the audit of Biocurex's annual financial statements and the reviews of the financial statements included in Biocurex's 10-QSB reports for the fiscal year. Before Manning Elliott was engaged by Biocurex to render audit or audit related services, the engagement was approved by Biocurex's Directors.

ITEM 15. EXHIBITS



Exh No.  Exhibit Name                     Page Number
-------  ------------                     -----------

3.1      Certificate of Incorporation     Incorporated  by  reference  to  Exhibit  3.1  to
                                          Biocurex's Registration Statement on Form 10-SB.

3.2      Bylaws                           Incorporated by reference to Exhibit 3.2 to
                                          Registration Statement on Form 10-SB.



Exh No.  Exhibit Name                     Page Number
-------  ------------                     -----------

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

10.2     Asset Purchase Agreement with    Incorporated by reference to Exhibit 10.2 to
         Curex Technologies, Inc.         Biocurex's report on From 10-KSB for the year
                                          ended December 31, 2001.

10.3     Securities Purchase Agreement    Incorporated by reference to Exhibit 10
         (together with schedule          filed with the Company's 8-K report
         required by Instruction 2 to     dated June 9, 2007.
         Item 601 of Regulation S-K)
         pertaining to Series K notes
         and warrants, together with
         the following exhibits to the
         Securities Purchase Agreement:
         A) Convertible Notes; B)
         Warrants; C) Security Agreement;
         and D) Registration Rights
         Agreement.

10.4     License Agreement with Abbott     Incorporated by reference to Exhibit 10.4
         Laboratories (portions of         of Biocurex's Registration Statement on
         Exhibit 10.4 have been omitted    Form S-1 (Commission File No. 333-144879
         pursuant to a request for
         confidential treatment.

31       Rule 13a-14(a) Certifications    __________________________________

32       Section 1350 Certifications      __________________________________


                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

Notes to the Financial Statements                                         F-13

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Whispering Oaks International, Inc. (dba Biocurex, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Whispering Oaks International, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Oaks International, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 25, 2009

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                     December 31,   December 31,
                                                         2008           2007
                                                           $              $
   ASSETS

  Current Assets

      Cash                                                45,625     1,372,598
      Investment securities (Note 3)                      18,014        61,366
      Prepaid expenses and other (Notes 6(a) and
      8(a))                                              137,672       109,045
      Notes receivable, net (Note 4)                       2,666        35,497
                                                     ------------  ------------
  Total Current Assets                                   203,977     1,578,506

  Deferred financing costs (Note 7 (b))                  321,651       536,084
  Patents (Note 5)                                       446,946       360,812
                                                     ------------  ------------

  Total Assets                                           972,574     2,475,402
                                                     ------------  ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities

      Accounts payable                                   174,400       105,505
      Accrued liabilities                                377,627       359,854
      Due to related parties (Note 6)                    335,269       344,355
      Convertible notes payable (Note 7 (a))             194,828       194,828
      Current portion of convertible debt (Note 7
      (b))                                               688,754       371,712
                                                     ------------  ------------
                                                       1,770,878     1,376,254

  Convertible debt (Note 7 (b))                        1,136,604       266,618
                                                     ------------  ------------
                                                       2,907,482     1,642,872

  Commitments and Contingencies (Notes 1, and 11)

  Stockholders' Equity (Deficit)
      Common stock
        Authorized: 125,000,000 shares, par value
        $0.001
        Issued and outstanding: 43,713,399 and
        42,143,275
        respectively                                      43,713        42,143
      Additional paid-in capital                      15,178,205    13,899,938
      Common stock subscribed                             40,050             -
      Accumulated other comprehensive loss               (15,529)      (42,189)
      Accumulated deficit                               (114,175)     (114,175)
      Deficit accumulated during the development
      stage                                          (17,067,172)  (12,953,187)
                                                     ------------  ------------
  Stockholders' Equity (Deficit)                      (1,934,908)      832,530
                                                     ------------  ------------
  Total Liabilities and Stockholders' Equity
  (Deficit)                                              972,574     2,475,402
                                                     ------------  ------------


    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)


                                                                    Accumulated
                                                                     During the
                                                                    Development
                                                                       Stage
                                                  Year Ended       January 1, 2001
                                                  December 31,     to December 31,
                                              2008           2007        2008
                                               $              $            $

Revenue                                     1,000,000       50,000     1,464,456
                                          ------------ ------------  ------------

Operating Expenses

    Amortization                               37,758       27,896       174,015
    General and administrative (Note
    6(a))                                     928,845    1,260,865     5,215,709
    Professional and consulting fees          381,421      313,925     4,797,456
    Research and development (Note 6(a))      675,302      662,944     3,739,837
                                          ------------ ------------  ------------

Total Operating Expenses                    2,023,326    2,265,630    13,927,017
                                          ------------ ------------  ------------
Loss From Operations                       (1,023,326)  (2,215,630)  (12,462,561)
                                          ------------ ------------  ------------
Other Income (Expense)

    Accretion of discounts on
    convertible debt                      (1,280,531)     (791,092)   (2,941,154)
    Amortization of debt issue costs        (214,434)     (107,217)     (321,650)
    Gain (loss) sale of equity
    investment securities                    (16,389)            -       168,926
    Interest expense                        (569,982)     (242,628)     (874,212)
    Interest income                            8,164        12,956       383,679
    Loss on extinguishments of
    convertible debt                        (906,496)            -      (872,912)
    Loss on impairment of patent cost        (67,620)            -       (67,620)
    Loss on issuance of shares               (43,371)      (10,708)      (79,668)
                                          ------------ ------------  ------------
Total Other Expense                       (3,090,659)   (1,138,689)   (4,604,611)
                                          ------------ ------------  ------------
Net Loss for the Period                   (4,113,985)   (3,354,319)  (17,067,172)

Other Comprehensive Income (Loss)
  Unrealized gain (loss) on investment
    securities                                26,660      (115,061)      (15,529)
                                          ------------ ------------  ------------
Total Comprehensive Loss                  (4,087,325)   (3,469,380)  (17,082,701)
                                          ------------ ------------  ------------
Net Loss Per Share - Basic and Diluted         (0.10)        (0.08)
                                          ------------ ------------
Weighted Average Shares Outstanding       42,917,000    41,127,000
                                          ------------ ------------

    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)


                                                                    Accumulated
                                                                     During the
                                                                    Development
                                                                       Stage
                                                  Year Ended       January 1, 2001
                                                  December 31,     to December 31,
                                              2008           2007        2008
                                               $              $            $

 Operating Activities:
 Net loss for the period                   (4,113,985)  (3,354,319)  (17,067,172)

 Adjustments to reconcile net loss to
 net cash used in operating activities:

    Accretion of discounts on
    convertible debt                        1,280,531      791,092     2,941,154
    Allowance for uncollectible notes
    receivable                                 32,831            -        98,129
    Amortization                               37,758       27,896       174,015
    Amortization of debt issue costs          214,433      107,217       321,650
    Loss on extinguishments of debt           906,496            -       872,912
    Loss (gain) on sale of investment
    securities                                 16,389            -      (274,000)
    Loss from impairment of patents            67,620            -        67,620
    Loss on issuance of shares                 43,371       10,708        79,668
    Stock-based compensation                  729,402      666,650     4,886,464
 Changes in operating assets and liabilities:
    Notes and interest receivable                   -           -         (6,296)
    Prepaid expenses and other                (28,627)       5,767       (64,305)
    Accounts payable                          166,027       95,082     1,285,615
    Accrued liabilities                        17,775      139,968       266,828
    Deferred revenue                                -            -      (162,000)
    Subscriptions receivable                        -            -      (100,682)
                                          ------------ ------------  ------------
 Net Cash Used in Operating Activities       (629,979)  (1,509,939)   (6,680,400)
                                          ------------ ------------  ------------
 Investing Activities:

    Net Proceeds from notes receivable              -            -         1,711
    Patent costs                             (191,512)     (59,704)     (484,113)
    Proceeds from sale of investment
     securities                                53,621            -       438,515
                                          ------------ ------------  ------------
 Net Cash Used in Investing Activities       (137,891)     (59,704)      (44,427)
                                          ------------ ------------  ------------
 Financing Activities:

    Due to related parties                     (9,086)     (14,408)      401,420
    Proceeds from convertible debt                  -    3,000,000     3,639,743
    Repayment on convertible debt            (825,000)    (300,000)   (1,178,000)
    Debt issue costs                                -     (532,500)     (532,500)
    Proceeds from private placements of
    common stock and share
    subscriptions received                    258,950      124,750     3,186,472
    Proceeds from the exercise of stock
    options and warrants                       16,033       85,333     1,144,454
    Share issuance costs                            -      (11,188)     (133,688)
                                          ------------ ------------  ------------
 Net Cash (Used in) Provided by
  Financing Activities                       (559,103)   2,351,987     6,527,901
                                          ------------ ------------  ------------
 Net (Decrease) Increase in Cash           (1,326,973)     782,344      (196,926)

 Cash - Beginning of Year                   1,372,598      590,254       242,551
                                          ------------ ------------  ------------
 Cash - End of Year                            45,625    1,372,598        45,625
                                          ------------ ------------  ------------
 Non-cash Investing and Financing
 Activities:
    Share issued to settle debt               140,500      118,000       818,347
    Note payable converted into common
    shares                                    175,000            -     1,033,076
                                          ------------ ------------  ------------
 Supplemental Disclosures:
      Interest paid                           359,453      205,133       565,365
      Income taxes                                  -            -             -
                                          ------------ ------------  ------------

    The accompanying notes are an integral part of these financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD FROM JANUARY 1, 2001
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008
                           (Expressed in U.S. dollars)


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance at
 January 1, 2001     8,225,022      8,225      46,775           -           -          -       -  (114,175)           -     (59,175)
Capital contributed
 relating to the
 forgiveness of
 advances payable
 (February 2001)             -          -      59,175           -           -          -       -         -            -      59,175
Issuance of common
 stock at $2.00 per
 share for patents
 and intellectual
 properties
 (February 2001)     1,950,000      1,950      (1,950)          -           -          -       -          -           -           -
Issuance of
 common stock
 at $1.51 per
 share in
 settlement of
 convertible notes
 payable (May 2001)  1,544,404      1,545     464,616           -           -          -       -          -           -     466,161
Issuance of common
 stock for cash:
 October 2001 -
 $1.25 per share        52,000         52      65,000           -           -          -       -          -           -      65,052
December 2001 -
 $0.97 per share        32,260         32      31,406           -           -          -       -          -           -      31,438
Issuance of
 common stock
 at $2.00 per
 share for
 services
 rendered
 (December 2001)        11,000         11      21,989           -           -          -       -          -           -      22,000
Issuance of
 warrants                    -          -     175,000           -           -          -       -          -           -     175,000
Cumulative foreign
 currency
 translation
 adjustment                  -          -           -           -           -          -  28,213          -           -      28,213
Net loss for the year        -          -           -           -           -          -       -          -  (1,089,464) (1,089,464)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance at
 December 31, 2001  11,814,686     11,815     862,011           -           -          -  28,213   (114,175) (1,089,464)   (301,600)

Issuance of
 common stock
 at $0.75 per
 share (January
 2002)                 105,313        105      78,880           -           -          -       -          -           -      78,985
Issuance of
 common stock
 at $0.10 per
 share to settle
 convertible
 notes payable
 (December 2002)     1,100,000      1,100     108,900           -           -          -       -          -           -     110,000
Issuance of
 common stock
 for services
 rendered
  April 2002 -
   $0.64 per share      77,149         77      49,062           -           -          -       -          -           -      49,139
  July 2002 -
   $1.25 per share       7,400          8       9,207           -           -          -       -          -           -       9,215
Issuance of
 common stock
 for consulting
 services at
 $0.05 per share
 (November 2002)     2,300,000      2,300     112,700           -           -   (115,000)      -          -           -           -
Issuance of
 common stock
 to settle
 accounts
 payable at
 $0.08 per
 share (December
 2002)                 929,244        929      74,181           -           -          -       -          -           -      75,110
Fair value of
 stock options
 granted                     -          -      21,042           -           -          -       -          -           -      21,042
Fair value of
 warrants issued             -          -     207,188           -           -          -       -          -           -     207,188
Reclassification
 of warrants and
 options to liability        -          -    (529,785)          -           -          -       -          -           -    (529,785)
Reclassification
 of warrant
 liability to
 equity                      -          -      71,675           -           -          -       -          -           -      71,675
Beneficial
 conversion feature
 of convertible debt         -          -      99,800           -           -          -       -          -           -      99,800
Cumulative foreign
 currency translation
 adjustment                  -          -           -           -           -          - (28,213)         -           -     (28,213)
Net loss for the year        -          -           -           -           -          -       -          -    (646,771)   (646,771)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance -
 December 31, 2002  16,333,792     16,334   1,164,861           -           -   (115,000)      -   (114,175) (1,736,235)   (784,215)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance -
 December 31, 2002  16,333,792     16,334   1,164,861           -           -   (115,000)      -   (114,175) (1,736,235)   (784,215)
Issuance of
common stock
for cash:
 January 2003 -
  $0.07 per share      900,543        900      62,137           -           -          -       -          -           -      63,037
 November 2003 -
  $0.21 per share      288,095        288      60,195           -           -          -       -          -           -      60,483
Issuance of common
stock pursuant to
exercise of stock
options:
 March 2003 -
  $0.07 per share    1,560,000      1,560     107,640           -           -          -       -          -           -     109,200
 May 2003 -
  $0.16 per share    1,000,000      1,000     159,000           -           -          -       -          -           -     160,000
 June 2003 -
  $0.17 per share      305,822        306      51,594           -           -          -       -          -           -      51,900
 November 2003 -
  $0.001 per share     450,000        450           -           -           -          -       -          -           -         450
 March 2003 -
  $0.07 per share      135,000        135       9,315           -           -          -       -          -           -       9,450
 June 2003 -
  $0.17 per share      294,118        294      49,706           -           -          -       -          -           -      50,000
 October 2003 -
  $0.18 per share      277,777        278      49,722           -           -          -       -          -           -      50,000
 November 2003 -
  $0.24 per share      104,167        104      24,896           -           -          -       -          -           -      25,000
Issuance of
common stock
for services:
 March 2003 -
  $0.40 per share      156,250        156      62,344           -           -          -       -          -           -      62,500
 October 2003 -
  $0.16 per share    1,000,000      1,000     159,000           -           -   (160,000)      -          -           -           -
Fair value of
 stock options
 granted                     -          -     841,349           -           -          -       -          -           -     841,349
Amortization of
 deferred
 compensation                -          -           -           -           -    141,667       -          -           -     141,667
Fair value of
 warrants issued             -          -     274,601           -           -          -       -          -           -     274,601
Fair value of
 beneficial
 conversion
 feature related to
 convertible notes           -          -     255,142           -           -          -       -          -           -     255,142
Fair value of
 warrants issued
 for loan provided           -          -      99,778           -           -          -       -          -           -      99,778
Reacquisition value
 of beneficial
 conversion feature          -          -     (33,584)          -           -          -       -          -           -     (33,584)
Unrealized gain
 on investment
 securities                  -          -           -           -           -          -  48,000          -           -      48,000
Net loss for the year        -          -           -           -           -          -       -          -  (2,618,955) (2,618,955)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance -
 December 31, 2003  24,983,564     24,983   3,741,470           -           -   (133,333) 48,000  (114,175)  (4,355,190)   (788,245)

Issuance of common
stock for cash:
 January 2004 -
  $0.19 per share      100,000        100      18,900           -           -          -       -         -            -      19,000
 March 2004 -
  $0.15 per share      633,334        633      94,367           -           -          -       -         -            -      95,000
 March 2004 -
  $0.19 per share      315,790        316      59,684           -           -          -       -         -            -      60,000
 July 2004 -
  $0.50 per share      500,000        500     249,500           -           -          -       -         -            -     250,000



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

 July 2004 -
  $0.60 per share       33,333         33      19,967           -           -          -       -          -           -      20,000
 Dec 2004 -
  $0.47 per share      320,600        321     150,361           -    (150,682)         -       -          -           -           -
Issuance of
common stock
for services:
 February 2004 -
  $0.22 per share      142,928        143      31,301           -           -          -       -          -           -      31,444
 March 2004 -
  $0.23 per share       25,000         25       5,725           -           -          -       -          -           -       5,750
 July 2004 -
  $0.91 per share      200,000        200     181,800           -           -          -       -          -           -     182,000
 October 2004 -
  $0.72 per share       60,000         60      43,140           -           -          -       -          -           -      43,200
 December 2004 -
  $0.63 per share       79,616         80      50,078           -           -          -       -          -           -      50,158
Issuance of common
stock pursuant to
the exercise of
stock options for
cash:
 March 2004 -
  $0.14 per share       40,000         40       5,560           -           -          -       -          -           -       5,600
 March 2004 -
  $0.22 per share      200,000        200      43,800           -           -          -       -          -           -      44,000
 April 2004 -
  $0.14 per share       65,000         65       9,035           -           -          -       -          -           -       9,100
 April 2004 -
  $0.001 per share     150,000        150           -           -           -          -       -          -           -         150
 July 2004 -
  $0.14 per share      125,000        125      17,375           -           -          -       -          -           -      17,500
 July 2004 -
  $0.07 per share       25,000         25       1,725           -           -          -       -          -           -       1,725
 July 2004 -
  $0.001 per share     200,000        200                       -           -          -       -          -           -         200
 September 2004 -
  $0.07 per share       20,000         20       1,380           -           -          -       -          -           -       1,400
 October 2004 -
  $0.73 per share      128,000        128      93,312           -           -          -       -          -           -      93,440
Fair value of
 stock options
 granted                     -          -     419,204           -           -          -       -          -           -     419,204
Issuance of
common stock
pursuant to
the exercise
of warrants
for cash:
 June 2004 -
  $0.07 per share      628,571        629      43,371           -           -          -       -          -           -      44,000
 June 2004 -
  $0.19 per share      105,263        105      19,895           -           -          -       -          -           -      20,000
 July 2004 -
  $0.05 per share       30,000         30       1,470           -           -          -       -          -           -       1,500
 July 2004 -
  $0.30 per share      153,945        154      46,030           -           -          -       -          -           -      46,184
 August 2004 -
  $0.21 per share      338,095        338      70,662           -           -          -       -          -           -      71,000
 September 2004 -
  $0.07 per share      271,972        272      18,766           -           -          -       -          -           -      19,038
 September 2004 -
  $0.001 per share     200,000        200           -           -           -          -       -          -           -         200
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 December 2004 -
  $0.08 per share      145,683        146      11,509           -           -          -       -          -           -      11,655



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

 December 2004 -
  $0.05 per share      337,313        337      16,528           -           -          -       -          -           -      16,865
 December 2004 -
  $0.30 per share      206,300        206      61,684           -           -          -       -          -           -      61,890
Amortization of
 deferred
 compensation                -          -           -           -           -    106,499       -          -           -     106,499
Unrealized gain
 on investmen
 securities                  -          -           -           -           -          - 174,000          -           -     174,000
Net loss for the year        -          -           -           -           -          -       -          -  (1,406,455) (1,406,455)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance -
 December 31, 2004  30,764,307     30,764   5,527,599           -    (150,682)   (26,834) 222,000  (114,175) (5,761,645)   (272,973)

Issuance of common
stock for services:
 February 2005 -
  $0.71 per share       15,492         15      10,985           -           -          -       -          -           -      11,000
 March 2005 -
  $0.90 per share       30,000         30      26,970           -           -          -       -          -           -      27,000
 May 2005 -
  $1.26 per share       15,000         15      18,885           -           -          -       -          -           -      18,900
 July 2005 -
  $1.00 per share       70,000         70      72,930           -           -          -       -          -           -      73,000
 December 2005 -
  $0.89 per share       25,000         25      22,225           -           -          -       -          -           -      22,250
Issuance of common
stock for cash:
 May 2005 -
  $1.00 per share       25,000         25      24,975           -           -          -       -          -           -      25,000
 June 2005 -
  $1.00 per share      135,000        135     134,865           -           -          -       -          -           -     135,000
 June 2005 -
  $1.10 per share        4,545          5       4,995           -           -          -       -          -           -       5,000
Issuance of common
stock pursuant to
the exercise of
stock options for
notes receivable:
 February 2005 -
  $0.60 per share      209,000        209     125,191           -           -          -       -          -           -     125,400
 April 2005 -
  $0.60 per share        5,000          5       7,495           -           -          -       -          -           -       7,500
Fair value of stock
 options granted             -          -     384,500           -           -          -       -          -           -     384,500
Issuance of common
stock pursuant to
the exercise of
stock options
for cash:
 March 2005 -
  $0.001 per share   1,750,000      1,750           -           -           -          -       -          -           -       1,750
 March 2005 -
  $0.07 per share       25,000         25       1,725           -           -          -       -          -           -       1,750
 December 2005 -
  $0.001 per share
  (cancellation)    (1,750,000)    (1,750)          -           -           -          -       -          -           -      (1,750)
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 January 2005 -
  $0.30 per share       26,305         26       7,865           -           -          -       -          -           -       7,891
 January 2005 -
  $0.38 per share       65,789         66      24,934           -           -          -       -          -           -      25,000



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

 March 2005 -
  $0.21 per share       50,000         50      10,450           -           -          -       -          -           -      10,500
 March 2005 -
  $0.001 per share     450,000        450           -           -           -          -       -          -           -         450
 June 2005 -
  $0.21 per share      682,714        683     142,687           -           -          -       -          -           -     143,370
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 June 2005 -
  $0.10 per share      600,000        600      59,400           -           -          -       -          -           -      60,000
 August 2005 -
  $0.75 per share       77,266         77      57,873           -           -          -       -          -           -      57,950
 December 2005 -
  $0.001 per share
  (cancellation)      (450,000)      (450)          -           -           -          -       -          -           -        (450)
Issuance of common
stock pursuant to
the cashless exercise
of warrants:
 February 2005
  (139,474 warrants)    70,643         71         (71)          -           -          -       -          -           -           -
 March 2005
  (272,903 warrants)   213,576        213        (213)          -           -          -       -          -           -           -
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
 (February 2005)       955,800        956     142,414           -           -          -       -          -           -     143,370
February 2005, fair
 value of warrants
 issued on conversion
 of note payable             -          -      67,829           -           -          -       -          -           -      67,829
December 2005, fair
 value of warrants
 issued for services         -          -     222,587           -           -          -       -          -           -     222,587
Proceeds from stock
 subscriptions
 receivable                  -          -           -           -     150,682          -       -          -           -     150,682
Proceeds from common
 shares subscribed
 pursuant to warrants
 exercised                   -          -           -      85,962           -          -       -          -           -      85,962
Amortization of deferred
 compensation                -          -           -           -           -     26,834       -          -           -      26,834
Unrealized loss on
 investment securities       -          -           -           -           -          - (18,000)         -           -     (18,000)
Net loss for the year        -          -           -           -           -          -       -          -  (1,755,930) (1,755,930)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance -
 December 31, 2005  34,065,437     34,065   7,099,095      85,962           -          - 204,000   (114,175) (7,517,575)   (208,628)

Issuance of common
stock for services:
 June 2006 -
  $1.50 per share       25,000         25      37,475           -           -          -       -          -           -      37,500
 July 2006 -
  $0.72 per share       37,500         38      26,962           -           -          -       -          -           -      27,000
 July 2006 -
  $0.77 per share       37,500         38      28,837           -           -          -       -          -           -      28,875
 September 2006 -
  $0.80 per share     100,000         100      79,900           -           -          -       -          -           -      80,000
 October 2006 -
  $0.75 per share     225,000         225     168,525           -           -          -       -          -           -     168,750



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

 November 2006 -
  $0.86 per share       50,000         50      42,950           -           -          -       -          -           -      43,000
Issuance of common
stock for debt
settlement:
 January 2006 -
  $0.78 per share      200,000        200     155,800           -           -          -       -          -           -     156,000
 January 2006 -
  $0.83 per share        6,250          6       5,181           -           -          -       -          -           -       5,187
 February 2006 -
  $0.73 per share        6,850          6       4,994           -           -          -       -          -           -       5,000
 June 2006 -
  $0.95 per share       90,000         90      85,410           -           -          -       -          -           -      85,500
 September 2006 -
  $0.55 per share       15,000         15       8,235           -           -          -       -          -           -       8,250
 September 2006 -
  $0.80 per share      200,000        200     159,800           -           -          -       -          -           -     160,000
 October 2006 -
  $0.72 per share       90,000         90      64,710           -           -          -       -          -           -      64,800
Issuance of common
stock for cash:
 April 2006 -
  $0.50 per share      150,000        150      74,850           -           -          -       -          -           -      75,000
 July 2006 -
  $0.50 per share      150,000        150      74,850           -           -          -       -          -           -      75,000
 July 2006 -
  $0.70 per share      110,000        110      76,890           -           -          -       -          -           -      77,000
 September 2006 -
  $0.50 per share      460,000        460     229,540           -           -          -       -          -           -     230,000
 October 2006 -
  $0.50 per share    1,995,000      1,995     995,505           -           -          -       -          -           -     997,500
Share issuance costs         -          -    (122,500)          -           -          -       -          -           -    (122,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options
 (December 2006)
 $0.001 per share       25,000         25           -           -           -          -       -          -           -          25
Fair value of
 stock options
 granted                     -          -     375,457           -           -          -       -          -           -     375,457
Fair value of
 stock options
 modified                    -          -      68,067           -           -          -       -          -           -      68,067
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 January 2006 -
  $0.10 per share      500,000        500      49,500     (50,000)          -          -       -          -           -           -
 January 2006 -
  $0.05 per share      719,244        719      35,243     (35,962)          -          -       -          -           -           -
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
 (September 2006)    1,167,834      1,168     137,377           -           -          -       -          -           -     138,545
September 2006, fair
 value of warrants
 issued on conversion
 of note payable             -          -      65,160           -           -          -       -          -           -      65,160
Unrealized loss on
 investment
 securities                  -          -           -           -           -          - (131,128)        -           -    (131,128)
Net loss for the year        -          -           -           -           -          -       -          -  (2,081,293) (2,081,293)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance,
 December 31, 2006  40,425,615     40,425  10,027,813           -           -          -  72,872  (114,175)  (9,598,868)    428,067
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance,
 December 31, 2006  40,425,615     40,425  10,027,813           -           -          -  72,872   (114,175) (9,598,868)    428,067

Issuance of common
stock for services:
 January 2007 -
  $0.62 per share      135,000        135      83,565           -           -          -       -          -           -      83,700
 August 2007 -
  $0.63 per share       15,873         16       9,984           -           -          -       -          -           -      10,000
 August 2007 -
  $0.56 per share       17,857         18       9,982           -           -          -       -          -           -      10,000
 December 2007 -
  $0.72 per share       57,142         57      41,085           -           -          -       -          -           -      41,142
 December 2007 -
  $0.62 per share       10,488         10       6,492           -           -          -       -          -           -       6,502
 December 2007 -
  $0.53 per share      223,000        223     117,967           -           -          -       -          -           -     118,190
Issuance of common
stock for debt
settlement:
 May 2007 -
  $0.65 per share      100,000        100      55,900           -           -          -       -          -           -      56,000
 Jul 2007 -
  $0.62 per share      100,000        100      61,900           -           -          -       -          -           -      62,000
Issuance of common
stock for cash:
 June 2007 -
  $0.45 per share      220,000        220      98,780           -           -          -       -          -           -      99,000
 May 2007 -
  $0.43 per share       23,256         23       9,977           -           -          -       -          -           -      10,000
 April 2007 -
  $0.45 per share       35,000         35      15,715           -           -          -       -          -           -      15,750
Share issuance costs         -          -     (11,188)          -           -          -       -          -           -     (11,188)
Fair value of stock
 options granted             -          -     412,545           -           -          -       -          -           -     412,545
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 March 2007 -
  $0.15 per share      266,667        267      39,733           -           -          -       -          -           -      40,000
 March 2007 -
  $0.17 per share      266,667        267      45,067           -           -          -       -          -           -      45,334
Fair value of
 warrants issued             -          -      22,106           -           -          -       -          -           -      22,106
Issuance of common
 stock pursuant to
 the cashless
 exercise of
 warrants
 (December 2007)       246,710        247        (247)          -           -          -       -          -          -            -
Fair value of
 warrants issued
 with convertible
 debt                        -  1,426,381           -           -           -          -       -          -           -   1,426,381
Intrinsic value
 of beneficial
 conversion feature
 on convertible debt         -          -   1,426,381           -           -          -       -          -           -   1,426,381
Unrealized loss on
 investment securities       -          -           -           -           -          - (115,061)        -           -    (115,061)
Net loss for the year        -          -           -           -           -          -        -         -  (3,354,319) (3,354,319)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance,
 December 31, 2007  42,143,275     42,143  13,899,938           -           -          -  (42,189) (114,175)(12,953,187)    832,530
                    ===========   ======== ===========  ==========  ==========  ========= ======== ========= =========== ===========


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance,
 December 31, 2007  42,143,275     42,143  13,899,938           -           -          - (42,189)  (114,175)(12,953,187)    832,530

Issuance of common
stock for services:
 December 2008 -
  $0.17 per share       36,000         36       6,084           -           -          -       -          -           -       6,120
 December 2008 -
  $0.15 per share      469,914        470      70,017           -           -          -       -          -           -      70,487
Issuance of common
stock for debt
settlement:
 January 2008 -
  $0.53 per share      100,000        100      52,900           -           -          -       -          -           -      53,000
 April 2008 -
  $0.70 per share      125,000        125      87,375           -           -          -       -          -           -      87,500
Issuance of common
stock for cash:
 March 2008 -
  $0.60 per share      200,000        200     119,800           -           -          -       -          -           -     120,000
 June 2008 -
  $0.43 per share      230,000        230      98,670           -           -          -       -          -           -      98,900
Exercise of stock
 options at $0.001
 per share              33,333         33           -           -           -          -       -          -           -          33
Fair value of
 stock options
 granted                     -          -     372,848           -           -          -       -          -           -     372,848
July 2008, fair
 value of warrants
 issued for services         -          -      27,150           -           -          -       -          -           -      27,150
Exercise of warrants
 at $0.19 per share     84,210         84      15,916           -           -          -       -          -           -      16,000
Fair value of
 warrants/options
 modified                    -          -     252,799           -           -          -       -          -           -     252,799
Notes payable
 converted into
 common shares at
 $0.60 per share       291,667        292     174,708           -           -          -       -          -           -     175,000
Common stock
 subscribed - $0.15
 per share                   -          -           -      40,050           -          -       -          -           -      40,050
Unrealized loss
 on investment
 securities                  -          -           -           -           -          -   26,660         -           -      26,660

Net loss for the year        -          -           -           -           -          -        -         -  (4,113,985) (4,113,985)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance,
 December 31, 2008  43,713,399     43,713   15,178,205     40,050           -          -  (15,529) (114,175)(17,067,172) (1,934,908)
                    ===========   ======== ===========  ==========  ==========  ========= ======== ========= =========== ===========


                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

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

   The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of December 31, 2008 the Company has a working capital deficiency of $1,566,901 and accumulated losses of $17,067,172 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

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

   Financial Instruments/Concentrations

   The fair values of cash, investment securities, notes receivable, accounts payable, due to related parties and convertible notes payable, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

   The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

   For the years ended December 31, 2008 and 2007, revenue from a single customer represented 100% of total revenue.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2008 and 2007, the Company's only component of comprehensive income was unrealized gains and losses on available-for-sale investment securities.

   Earnings Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of Diluted EPS does not

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Earnings Per Share(cont'd)

   assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2008 and 2007, the Company had approximately 20,650,000 and 22,709,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

   Recent Accounting Pronouncements

   In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF No. 03-6-1"). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share ("EPS") using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company is currently evaluating the impact of the adoption of EITF No. 03-6-1 on its financial position and results of operations.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

3. INVESTMENT SECURITIES

    In November 2002, the Company entered into a licensing agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. During the year of 2008, the Company sold 259,300 shares for proceeds of $53,621, resulting in a realized loss of $16,389. As of December 31, 2008 the Company has 124,235 shares and the fair market value of these shares was $18,014.


4. NOTES RECEIVABLE

                                                     December 31,   December 31,
                                                         2008           2007
                                                     ------------   ------------
                                                          $               $

   Note receivable  including  interest at prime plus   73,489          73,489
   4%
   Notes receivables from employees                     35,497          35,497
   Less: allowance for doubtful accounts              (106,320)        (73,489)
   ----------------------------------------------------------------------------

   Total                                                 2,666          35,497
   ----------------------------------------------------------------------------

   Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

5. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. Patent costs of $191,512 and $59,704 were capitalized during the years ended December 31, 2008 and 2007, respectively.

   As of December 31, 2008, the management decided to recognize an impairment loss on patent costs incurred in Japan as the respective patent was allowed to lapse. The Company has recorded an impairment loss of $67,620 in the year ended December 31, 2008.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

5. PATENTS (Continued)

   A schedule of the patents is as follows:

                                                           December 31,
                                                     --------------------------
                                                         2008         2007
                                                           $            $

   Patents                                              688,581      497,069
   Less:
   Accumulated amortization                            (174,015)    (136,257)
   Loss on impairment of patent cost                    (67,620)           -
   ----------------------------------------------------------------------------
   Net Carrying Value
   ----------------------------------------------------------------------------

   Amortization expense totaled $37,758 and $27,896 for the years ended December 31, 2008 and 2007, respectively.

   The estimated future amortization expense is as follows:

                               $
                  2009             37,758
                  2010             37,758
                  2011             37,758
                  2012             37,758
                  2013             37,758
                  Thereafter      258,156
                               --------------
                                  446,946
                               --------------

6. RELATED PARTY TRANSACTIONS

                                                               December 31,
                                                           ---------------------
                                                            2008           2007
                                                              $              $

   Due to Pacific BioSciences Research Centre Inc. (a)     328,269      337,355
   Due to officers (b)                                       7,000        7,000
   -----------------------------------------------------------------------------
                                                           335,269      344,355
   -----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

6.    RELATED PARTY TRANSACTIONS (continued)

     a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the years ended December 31, 2008 and 2007, Pacific performed research and development for the Company valued at $674,326 and $651,009, respectively.

          Pacific also provided general and administrative services during the years ended December 31, 2008 and 2007, valued at $242,583 and $220,320, respectively. Included in these amounts were rent expense of $57,098 and $59,444, respectively. During the year ended December 31, 2008, Pacific charged interest of $7,241 (2007 - $15,667), calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

          A total of $100,000 was paid to Pacific for prepaid expenses as at December 31, 2008.

     b) The amounts owing to officers are unsecured, non-interest bearing and due on demand.

     c) During the year ended December 31, 2008, the Company granted 570,000 (2007 - 580,000) stock options to three directors at a below market exercise price of $0.001 per share.

     d) On August 28, 2008, the Company extended the term of 1,300,000 fully vested stock options for two directors. The Company recognized an incremental compensation cost of $446 for these modified stock options.

     e) On December 3, 2008, the Company extended the term of 925,000 fully vested stock options for three directors. The Company recognized an incremental compensation cost of $43 for these modified stock options.

     f) On December 3, 2008, the Company extended the term of 1,977,278 share purchase warrants for one director. The Company recognized an incremental compensation cost of $34,902 for these modified share purchase warrants.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

   7. CONVERTIBLE DEBT (continued)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

7. CONVERTIBLE DEBT (continued)

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

      The effective interest rate of the remaining convertible notes at December 31, 2008 is 335%.

   b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring June 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes are convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the monthly redemption amounts and accrued interest with shares of its common stock, which will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date. In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company agreed to file a Form SB-2 Registration Statement ("SB-2") with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company was required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k).

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

7. CONVERTIBLE DEBT (continued)

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

      In accordance with EITF 00-27 and EITF 98-5, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at December 31, 2008 is 406%. For the year ended December 31, 2008, the Company recorded $976,064 (2007 - $791,092) of accretion expense related to the convertible debt.

      On August 18, 2008, the Company agreed to re-price the 3,500,000 share purchase warrants to an exercise price of $0.25 per share. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental interest expense of $192,264 for these modified purchase warrants.

      On November 26, 2008, the Company received notification from the note holders which modified the terms of the Notes. Pursuant to the notification the interest and principal payments payable in December 2008 and all subsequent principal and interest payments were deferred until May 1, 2009. In addition the principal amount outstanding was increased by $255,000 to $1,955,000.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

7. CONVERTIBLE DEBT (continued)

      In accordance with EITF 02-04 "Determining Whether a Debtor's Modification or Exchange of Debt Instruments in within the Scope of FASB Statement No. 15" the Company determined that the creditor did not grant a concession even though the payments were deferred as the total amount owing by the Company was increased.

      As at November 26, 2008, prior to the modification of the convertible notes, the carrying value of the convertible notes was $613,738. The remaining unaccreted discount of $304,467 related to the convertible notes was charged to operations.

      In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes is 6.56%.

      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the year ended December 31, 2008, the Company expensed $214,434 (2007 - $107,217) of the debt issue costs related to the convertible debt.

8. COMMON STOCK

   For the year ended December 31, 2008:

     a) In December 2008, the Company issued 505,914 shares of common stock at a fair value of $76,607 to eight employees and one consultant for services provided from December to January 2009, a total of $37,672 was recorded as prepaid expenses as at December 31, 2008.

     b) In December 2008, the Company received stock subscriptions of 267,000 shares of common stock at $0.15 per share for proceeds of $40,050. Each unit consisted of one share of common stock and one half share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.30 per share expiring on November 30, 2010.

     c) In June 2008, the Company issued 230,000 shares of common stock at $0.43 per share for proceeds of $98,900. Each unit consisted of one share of common stock and one half share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.65 per share expiring on May 1, 2010.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

8. COMMON STOCK (Continued)

   For the year ended December 31, 2008:

     d) In June, 2008, the Company issued 42,105 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $8,000.

     e) In April, 2008, the Company issued 33,333 shares of common stock pursuant to the exercise of 33,333 stock options for proceeds of $33.

     f) In April, 2008, the Company issued 42,105 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $8,000.

     g) In April, 2008, the Company issued 125,000 shares of common stock at a fair value of $87,500 to settle debt.

     h) In March 2008, the Company issued 291,667 shares of common stock at $0.60 per share for the conversion of debt of $175,000.

     i) In March 2008, the Company issued 200,000 shares of common stock at $0.60 per share for proceeds of $120,000.

     j) In January 2008, the Company issued 100,000 shares of common stock at a fair value of $53,000 to settle debt.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

8. COMMON STOCK (continued)

    For the year ended December 31, 2007:

     e) In August 2007, the Company issued 33,730 shares of common stock to a consultant at a fair value of $20,000 for consulting services.

     f) In July 2007, the Company issued 100,000 shares of common stock at a fair value of $62,000 to settle debt.

     g) In June 2007, the Company issued 100,000 shares of common stock at a fair value of $56,000 to settle debt.

     h) In June 2007, the Company issued 533,334 shares of common stock for proceeds of $85,334 pursuant to the exercise of share purchase warrants

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

9. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                                        Weighted Average
                                        Number           Exercise Price
                                        ------        ---------------------
                                                               $

      Balance, December 31, 2006       9,154,416             0.46

      Issued                           3,878,256             0.60
      Exercised                         (783,334)            0.11
      Expired                           (358,666)            2.46
      ---------------------------------------------------------------------

      Balance, December 31, 2007      11,890,672             0.47

      Issued                             473,500             0.48
      Exercised                          (84,210)            0.19
      Expired                           (505,000)            0.81
      ---------------------------------------------------------------------
      Balance, December 31, 2008      11,774,962             0.35
      ---------------------------------------------------------------------

   As at December 31, 2008, the following share purchase warrants were outstanding:

                         Exercise
                          Price
        Warrants            $      Expiration Date
      -----------------------------------------------

       2,455,000          0.90     February 01, 2009
         126,317          0.19     March 31, 2009
         220,000          0.66     April 06, 2009
          35,000          0.66     April 30, 2009
          23,256          0.68     May 31, 2009
         225,000          0.50     July 15, 2009
         100,000          0.60     July 17, 2009
       1,275,000          0.08     January 15, 2010
         955,800          0.17     March 09, 2010
         115,000          0.65     May 01, 2010
         541,666          0.12     October 31, 2010

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

9. SHARE PURCHASE WARRANTS (continued)


                         Exercise
                          Price
        Warrants            $      Expiration Date
      ---------------------------------------------------

         199,311          0.17     November 11, 2010
         133,500          0.30     November 30, 2010
         233,092          0.06     July 07, 2011
         343,833          0.20     July 07, 2011
         590,909          0.12     July 19, 2011
         252,278          0.05     December 31, 2011
         450,000          0.00     March 31, 2012
       3,500,000          0.25     June 27, 2012
      ---------------------------------------------------
      11,774,962
      ---------------------------------------------------

   In January 2008, the Company extended the term of 1,275,000 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $2,675 for these modified share purchase warrants.

   In July 2008, a total of 225,000 warrants were issued to a consulting firm at an exercise price of $0.50 per share expiring on July 15, 2009. The fair value of warrants of $27,150 was charged to operations. The fair value was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 2.35%, expected life of 1 year, expected volatility of 66% and no expected dividends. The grant date fair value of these warrants was $0.36 per warrant.

   In August 2008, the Company extended the term of 3,185,977 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $15,710 for these modified share purchase warrants.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

9. SHARE PURCHASE WARRANTS (continued)

   In December 2008, the Company extended the term of 4,432,278 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $41,660 for these modified share purchase warrants.

10. STOCK OPTIONS

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this Plan, with 1,769,411 (2007 - 2,500,325) common shares available for future issuance as of December 31, 2008.

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted pursuant to this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this Plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this Plan, with 2,587,723 (2007 - 2,844,390) common shares available for future issuance as of December 31, 2008.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

10. STOCK OPTIONS (continued)

   On February 14, 2008, the Company granted 570,000 stock options to three directors at a below market exercise price of $0.001 per share.

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

   On December 3, 2008, the Company extended the term of 925,000 fully vested stock options for three directors. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $44 for these modified stock options.

   A summary of the changes in the Company's stock options is presented below:

                                                Weighted   Weighted
                                                 Average   Average     Aggregate
                                                Exercise   Remaining   Intrinsic
                                    Number of     Price   Contractual    Value
                                    Shares          $     Life (Years)     $
-------------------------------------------------------------------------------

Outstanding, December 31, 2006      3,065,000   0.05

 Granted                              826,666   0.13
 Expired                             (225,000)  0.64
--------------------------------------------------------------------------------
Outstanding, December 31, 2007      3,666,666   0.03

 Granted                              570,000  0.001
 Exercised                            (33,333) 0.001
 Expired                             (313,333) 0.367

Outstanding, December 31, 2008      3,890,000  0.001        2.99       774,110
--------------------------------------------------------------------------------
Exercisable, December 31, 2008      3,890,000  0.001        2.99       774,110
--------------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

10. STOCK OPTIONS (continued)

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2008 and 2007 were $0.64 and $0.51 per share, respectively.

   The weighted average assumptions used are as follows:

                                                             December 31,
                                                          2008        2007
                                                      -------------------------

         Expected dividend yield                           0%          0%
         Risk-free interest rate                        1.97%       4.84%
         Expected volatility                              63%         89%
         Expected option life (in years)                  2.0        2.78

   As at December 31, 2008, there was $nil (2007- $14,447)) of total unrecognized compensation costs related to non-vested share-based compensation arrangements. The total fair value of shares vested during the year ended December 31, 2008 and 2007 were $364,252 and $412,545, respectively.

   A summary of the status of the Company's non-vested shares as of December 31, 2008, and changes during the period of December 31, 2008, is presented below:

                                                                  Weighted
                                                                   Average
                                                                 Grant Date
                                                   Number of     Fair Value
                                                     Shares           $
   ----------------------------------------------------------------------------
   Non-vested at December 31, 2006                         -            -

      Granted                                        180,000         0.19
      Vested                                        (105,000)        0.19
   ----------------------------------------------------------------------------
   Non-vested at December 31, 2007                    75,000         0.19

     Granted                                         570,000        0.001
     Forfeited                                       (30,000)        0.19
     Vested                                         (615,000)        0.19
   ----------------------------------------------------------------------------
   Non-vested at December 31, 2008                         -            -
   ----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

11.   COMMITMENTS

     a) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of December 31, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2008, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

12.   INCOME TAXES

   The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

   The Company has incurred operating losses of approximately $10,572,264 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

                                 Net Loss         Expiration Date
                                 --------         ---------------

             1999                 $89,948               2019
             2000                  24,052               2020
             2001                 793,976               2021
             2002                 231,928               2022
             2003               1,120,379               2023
             2004               1,400,412               2024
             2005               1,645,391               2025
             2006               1,888,080               2026
             2007               2,327,750               2027
             2008               1,050,348               2028
                             ------------
                              $10,572,264
                             ============

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

12. INCOME TAXES (continued)

   The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                    Year Ended       Year Ended
                                                   December 31,     December 31,
                                                       2008             2007
                                                         $               $
                                                  ------------------------------

   Income tax recovery at statutory rate              1,439,895      1,140,468

   Convertible debt interest                           (448,186)      (346,138)
   Loss on convertible debt modification               (317,274)             -
   Stock based compensation                            (255,291)             -
   Other                                                (19,255)        (2,895)

   Change in tax rates                                   95,219              -

   Valuation allowance change                          (495,108)      (791,435)
   -----------------------------------------------------------------------------

   Provision for income taxes                                -               -
   -----------------------------------------------------------------------------

   The significant components of deferred income tax assets and liabilities as at December 31, 2008 and 2007 are as follows:

                                                   December 31,     December 31,
                                                       2008             2007
                                                         $               $
                                                   -----------------------------

   Net operating loss carryforward                    3,700,292      3,237,452
   Intangible assets                                     32,268              -

   Valuation allowance                               (3,732,560)    (3,237,452)
   -----------------------------------------------------------------------------
   Net deferred income tax asset                              -              -
   =============================================================================

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                           (Expressed in U.S. dollars)

   13. SUBSEQUENT EVENTS

     a) On January 2, 2009, the Company received stock subscriptions of 307,692 shares of common stock at $0.13 per share for proceeds of $40,000. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.17 per share expiring on January 2, 2011.

     b) On January 8, 2009, the Company issued 150,000 shares of common stock at a fair value of $36,000 to settle debt.

     c) On January 9, 2009, the Company issued 31,250 shares of common stock at a fair value of $5,000 to settle debt.

     d) On January 9, 2008, the Company issued 56,000 shares of common stock at a fair value of $8,960 to an employee for services rendered in December 2008 and January 2009.

     e) On January 21, 2009, the Company advanced $50,000 to Biocurex China, in order to complete the incorporation procedures and comply with Chinese laws and regulations.

     f) On February 20, 2009, the Company issued 639,142 shares of common stock at a fair value of $89,480 to eight employees and one consultant for services provided from February to March 2009.

     g) On March 3, 2009, an employee returned 33,333 shares with a fair value of $2,666, to settle an amount owing to the Company in the amount of $20,000. A total of $17,333 was recorded as bad debt expense in the fiscal year ended December 31, 2008.

     h) On March 17, 2009, the Company granted 2,263,157 stock options to two directors at a below market exercise price of $0.001 per share.

     i) On January 8, 2009, the Company issued 267,000 units for $40,050 ($0.15 per unit) which was received in December 2008. Each unit consisted of one share of the Company's common stock and one half share purchase warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.30 at any time on or before November 30, 2010.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2009.

                                    WHISPERING OAKS INTERNATIONAL INC.


                                     By: /s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - President, Chief
                                        Executive Officer, Principal Financial
                                        and Accounting Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Dr. Ricardo Moro            Director           March 27, 2009
----------------------
Dr. Ricardo Moro



/s/ Dr. Phil Gold               Director           March 27, 2009
----------------------
Dr. Phil Gold

                       WHISPERING OAKS INTERNATIONAL, INC.


                                    FORM 10-K

                                    EXHIBITS