Form 10-Q
period 2009-03-31
WHISPERING OAKS INTERNATIONAL INC
filed 2009-05-15
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _______

                         Commission File Number: 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Texas                           75-2742601
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           7080 River Road, Suite 215
                       Richmond, British Columbia V6X 1X5
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (866) 884-8669

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]       Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,513,890 shares outstanding as of May 14, 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 2009
                                   (unaudited)



                                      INDEX




Consolidated Balance Sheets                                                F-1

Consolidated Statements of Operations                                      F-2

Consolidated Statements of Cash Flows                                      F-3

Notes to the Consolidated Financial Statements                             F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                     March 31,     December 31,
                                                        2009           2008
                                                         $              $
                                                    (unaudited)
ASSETS

Current Assets

    Cash                                                76,052         45,625
    Investment securities (Note 3)                       6,212         18,014
    Prepaid expenses and other                          66,982        137,672
    Notes receivable, net (Note 4)                           -          2,666
                                                   ------------   ------------
Total Current Assets                                   149,246        203,977

Deferred financing costs (Note 8(b))                   268,042        321,651
Patents (Note 5)                                       447,129        446,946
                                                   ------------   ------------
Total Assets                                           864,417        972,574
                                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable                                   210,391        174,400
    Accrued liabilities                                403,167        377,627
    Loan payable (Note 6)                               50,000              -
    Due to related parties (Note 7)                    333,199        335,269
    Notes payable (Note 8(a))                          194,828        194,828
    Current portion of convertible debt (Note
    8(b))                                            1,854,900        688,754
                                                   ------------   ------------
Total Current Liabilities                            3,046,485      1,770,878

Convertible debt (Note 8(b))                                 -      1,136,604
                                                   ------------   ------------
Total Liabilities                                    3,046,485      2,907,482

Commitments and Contingencies (Notes 1, and 13)

Stockholders' Deficit
    Common stock
       Authorized: 125,000,000 shares, par value
       $0.001
       Issued and outstanding: 44,823,458 shares
       (December 31, 2008 - 43,713,399 shares)          44,823         43,713
    Additional paid-in capital                      15,570,089     15,178,205
    Common stock subscribed                             42,070         40,050
    Accumulated other comprehensive loss               (27,332)       (15,529)
    Accumulated deficit                               (114,175)      (114,175)
    Deficit accumulated during the development
    stage                                          (17,697,543)   (17,067,172)
                                                   ------------   ------------
Stockholders' Deficit                                              (1,934,908)
                                                   ------------   ------------
Total Liabilities and Stockholders' Deficit            864,417        972,574
                                                   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                      Accumulated
                                                                      During the
                                                                      Development
                                                                         Stage
                                              Three Months Ended    January 1, 2001
                                                   March 31,         to March 31,
                                               2009        2008          2009
                                                 $           $             $

Revenue                                              -     500,000      1,464,456
                                            ----------- -----------    -----------

Operating Expenses

    Amortization                                 9,822       7,822        183,838
    General and administrative (Note 7(a))     295,909     458,327      5,511,617
    Professional and consulting fees            59,259     186,069      4,856,714
    Research and development (Note 7(a))       128,637     183,023      3,868,474
                                            ----------- -----------    -----------
Total Operating Expenses                       493,627     835,241     14,420,643
                                            ----------- -----------    -----------
Loss From Operations                          (493,627)   (335,241)   (12,956,187)
                                            ----------- -----------    -----------
Other Income (Expense)

    Accretion of discounts on convertible
    debt                                       (29,542)   (525,773)    (2,970,696)
    Amortization of debt issue costs           (53,608)    (53,608)      (375,259)
    Gain sale of equity investment
    securities                                       -       2,918        168,926
    Gain (loss) on issuance of shares          (18,757)      7,406        (98,425)
    Interest expense                           (34,837)   (191,691)      (909,049)
    Interest income                                  -       7,368        383,679
    Loss on extinguishments of convertible
    debt                                             -           -       (872,912)
    Loss on impairment interest of patent
    cost                                             -           -        (67,620)
                                            ----------- -----------    -----------
Total Other Expense                           (136,744)   (753,380)    (4,741,356)
                                            ----------- -----------    -----------
Net Loss for the Period                       (630,371) (1,088,621)   (17,697,543)

Other Comprehensive Income (Loss)
    Unrealized gain (loss) on investment
    securities                                 (11,803)     83,003        (27,332)
                                            ----------- -----------    -----------
Total Comprehensive Loss                      (642,174) (1,005,618)   (17,724,875)
                                            ----------- -----------    -----------
Net Loss Per Share - Basic and Diluted           (0.01)      (0.03)
                                            ----------- -----------

Weighted Average Shares Outstanding         44,438,500  42,275,000
                                            ----------- -----------



The accompanying notes are an integral part of these consolidated financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                  (unaudited)


                                                                 Accumulated
                                                                    During
                                                               The Development
                                                                    Stage
                                          Three Months Ended    January 1, 2001
                                               March 31,         to March 31,
                                          2009          2008          2009
                                            $             $             $
 Operating Activities:
 Net loss for the period               (630,371)    (1,088,621)   (17,697,543)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
    Accretion of discounts on
     convertible debt                    29,542        525,773      2,970,696
    Allowance for uncollectible
     notes receivable                         -              -         98,129
    Amortization                          9,822          7,822        183,837
    Amortization of debt issue costs     53,609         53,608        375,259
    Gain on extinguishments of debt           -              -        872,912
    Loss on sale of investment
     securities                               -         (2,918)      (274,000)
    Loss from impairment of patents           -              -         67,620
    Loss (gain) on issuance of shares    18,757         (7,406)        98,425
    Stock-based compensation            314,611        375,525      5,201,075
 Changes in operating assets and
 liabilities:
    Notes and interest receivable                -          -         (6,296)
    Prepaid expenses and other              70,690     38,967          6,385
    Accounts payable                        58,232    104,560      1,343,847
    Accrued liabilities                     25,540     51,144        292,368
    Deferred revenue                             -          -       (162,000)
    Subscriptions receivable                     -          -       (100,682)
                                        ----------- -----------   -----------
 Net Cash (Used in) Provided by
 Operating Activities                      (49,568)    58,454     (6,729,968)
                                        ----------- -----------   -----------
 Investing Activities:
    Net Proceeds from notes receivable           -          -          1,171
    Patent costs                           (10,005)   (51,956)      (494,118)
    Proceeds from sale of investment
    securities                                   -      6,294        438,515
                                        ----------- -----------   -----------
 Net Cash Used in Investing Activities     (10,005)   (45,662)       (54,432)
                                        ----------- -----------   -----------
 Financing Activities:

    Due to related parties                       -        663        401,420
    Loans payable                           50,000          -         50,000
    Proceeds from convertible debt               -          -      3,639,743
    Repayment on convertible debt                -   (300,000)    (1,178,000)
    Debt issue costs                             -          -       (532,500)
    Proceeds from private placements of
    common stock and share
    subscriptions received                  40,000    120,000      3,226,472
    Proceeds from the exercise of stock
    options and warrants                         -     16,000      1,144,454
    Share issuance costs                         -          -       (133,688)
                                        ----------- -----------   -----------
 Net Cash Provided by (Used in)
 Financing Activities                       90,000   (163,337)     6,617,901
                                        ----------- -----------   -----------
 Net Increase (Decrease) in Cash            30,427   (150,545)      (166,499)

 Cash - Beginning of Period                 45,625  1,372,598        242,551
                                        ----------- -----------   -----------
 Cash - End of Period                       76,052  1,222,053         76,052
                                        ----------- -----------   -----------
 Non-cash Investing and Financing
 Activities:
    Shares issued to settle debt            43,070     53,000        861,417
    Note payable converted into common
    shares                                       -    175,000      1,033,076
                                        ----------- -----------   -----------
 Supplemental Disclosures:
     Interest paid                               -    186,413        565,365
     Income taxes                                -          -              -
                                        ----------- -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   Whispering Oaks International, Inc. (dba BioCurex, Inc.) (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". On October 31, 2008, the Company incorporated Biocurex Inc. China ("Biocurex China"), a wholly-owned subsidiary in China.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at March 31, 2009, the Company has a working capital deficiency of $2,897,239 and has accumulated losses of $17,697,543 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management's anticipates expenditures of $3,429,000 over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biocurex Inc. China., a Chinese company. The Company's fiscal year-end is December 31.

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC")

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-KSB filed on March 31, 2009 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

   Marketable Securities

   The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board", or FASB, Staff Position, or FSP, SFAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The Company follows the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. At March 31, 2009, all investment securities are designated as available for sale.

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

   Foreign Currency Translation

   The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

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

   Fair Value of Financial Instruments

   Effective January 1, 2009, the first day of the Company's fiscal year 2009, the Company adopted SFAS 157 (FAS 157) "Fair Value Measurements" and SFAS No. 159 (FAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," for financial assets and liabilities. Adoption did not have a material effect on the Company's results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

   The Company's financial instruments consist principally of cash and cash equivalents and short-term marketable securities, accounts payable, loans payable, notes payable and convertible debt. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity.

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2009 and 2008, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2009 and 2008, the Company had approximately 19,298,000 and 23,131,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

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

   Recent Accounting Pronouncements

   In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
   Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

   In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51", or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our unaudited consolidated financial statements.

   In December 2007 the FASB issued SFAS No. 141R, "Business Combinations", or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effect of adopting SFAS 141R will depend upon the nature, terms and size of any acquisition we consummate after the effective date of January 1, 2009.

   On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

   FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, "Fair Value Measurements." FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

   FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

   FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

   The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its Consolidated Financial Statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   On April 13, 2009, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "Miscellaneous Accounting--Other Than Temporary Impairment of Certain Investments in Equity Securities" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the Consolidated Financial Statements of the Company.

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. INVESTMENT SECURITIES

    In November 2002, the Company entered into a licensing agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock are classified as "available for sale" in accordance with SFAS No. 115 and are reported at fair value. During the three months ended March 31 2009, the Company has 124,235 shares and the fair market value of these shares was $6,212.

4. NOTES RECEIVABLE


                                                      March 31,   December 31,
                                                         2009         2008
                                                          $            $

   Note receivable  including  interest at prime plus   73,489       73,489
   4%
   Notes receivables from employees                     15,497       35,497
   Less: allowance for doubtful accounts               (88,986)    (106,320)
   ----------------------------------------------------------------------------

   Total                                                     -        2,666
   ----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

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

   A schedule of the patents is as follows:

                                                       March 31,    December
                                                         2009          31,
                                                           $          2008
                                                                        $

   Patents                                              630,966       688,581
   Less:
   Accumulated amortization                            (183,837)     (174,015)
   Loss on impairment of patent cost                          -       (67,620)
   ----------------------------------------------------------------------------

   Net Carrying Value
   ----------------------------------------------------------------------------

   Amortization expense totaled $9,822 and $7,822 for the three months ended March 31, 2009 and 2008, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2009             29,464
                  2010             39,286
                  2011             39,286
                  2012             39,286
                  2013             39,286
                  Thereafter      260,521
                               --------------
                                  447,129
                               ==============

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

6. LOAN PAYABLE

    On January 13, 2009, the Company entered into a loan agreement for $50,000 which is payable on January 13, 2010. The amount is unsecured and bears interest at 5% per annum, calculated half-yearly not in advance.

7. RELATED PARTY TRANSACTIONS

                                                       March 31,     December
                                                         2009           31,
                                                           $           2008
                                                                         $

   Due to Pacific BioSciences Research Centre Inc.      328,269      328,269
   (a)
   Due to a former officers (b)                           4,930        7,000
   -----------------------------------------------------------------------------
                                                        333,199      335,269
   -----------------------------------------------------------------------------

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2009 and 2008, Pacific performed research and development for the Company valued at $128,437 and $183,023, respectively.

      Pacific also provided administrative services during the three months ended March 31, 2009 and 2008, valued at $41,541 and $69,170, respectively. During the three months ended March 31, 2009, and 2008, Pacific charged interest of $2,631 and $2,470, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

b) The amounts owing to a former officer are unsecured, non-interest bearing and due on demand.

c) During the three month period ended March 31, 2009, the Company granted 2,263,157 (2008 - 570,000) stock options to two directors at a below market exercise price of $0.001 per share.

8.    CONVERTIBLE NOTES AND DEBT

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

8. CONVERTIBLE NOTES AND DEBT (continued)

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

      In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of two years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature was calculated under EITF 00-27, and equaled $255,142. Due to the notes being due on demand, the discount was expensed in fiscal 2003. During the six months ended March 31, 2009, the convertible notes were reclassified to notes payable as the convertibility feature expired five years after the date of the Agreement.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

8. CONVERTIBLE NOTES AND DEBT (continued)

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

      The effective interest rate of the remaining convertible notes at March 31, 2009 is 335%.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

8. CONVERTIBLE NOTES AND DEBT (continued)

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

      As at November 26, 2008, prior to the modification of the convertible notes, the carrying value of the convertible notes was $613,738. The remaining unaccreted discount of $304,467 related to the convertible notes was charged to operations in the year ended of 2008.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

8. CONVERTIBLE NOTES AND DEBT (continued)

      In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes is 6.56%. For the three months ended March 31, 2009, the Company recorded $29,542 (2008 - $525,773) of accretion expense related to the convertible debt.

      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the three months ended March 31, 2009, the Company expensed $53,608 (2008 - $53,608) of the debt issue costs related to the convertible debt.

9.    COMMON STOCK

     a) In January 2009, the Company received stock subscriptions of 307,692 units at $0.13 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.17 per share expiring on January 2, 2011. On April 8, 2009, the Company issued 307,692 shares of common stock. Refer to Note 14(a).

     b) In January 2009, the Company issued 150,000 shares of common stock at a fair value of $36,000 to settle debt.

     c) In January 2009, the Company issued 267,000 units at $0.15 per unit for common share subscriptions totaling $40,050 received in December 2008. Each unit consisted of one share of common stock and one half share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.30 per share expiring on November 30, 2010.

     d) In January 2009, the Company issued 31,250 shares of common stock at a fair value of $5,000 to settle debt.

     e) In January 2009, the Company issued 56,000 shares of common stock at a fair value of $8,960 to an employee for services rendered in December 2008 and January 2009.

     f) In February 2009, the Company issued 639,142 shares of common stock at a fair value of $89,480 to eight employees and one consultant for services provided from February to March 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

9.    COMMON STOCK (continued)

     g) In March 2009, an employee returned 33,333 shares with a fair value of $2,666, to settle $20,000 amount owing to the Company. The Company recorded $17,333 of bad debt expense in the fiscal year ended December 31, 2008.

     h) In March 2009, a former director exercised 1,620,000 stock options and 450,000 warrants at $0.001 per share. The exercise price of the options and warrants of $2,070 was offset against amounts owed to the former director and was included in common stock subscribed at March 31, 2009. On April 20, 2009, the Company issued 2,070,000 shares to the former director. See Note 13(d).

10.   STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 5,500,000 common shares are reserved pursuant to this plan, with 893,019 common shares available for future issuance as of March 31, 2009. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares. See Note 14(e).

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. A total of 12,500,000 common shares are reserved pursuant to this plan, with 324,566 common shares available for future issuance as of March 31, 2009. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares. See Note 14(f).

   During the three months period ended March 31, 2009, the Company granted 2,263,157 stock options at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

10. STOCK-BASED COMPENSATION (continued)

      A summary of the changes in the Company's stock options is presented below:

                                              Weighted  Weighted
                                              Average   Average     Aggregate
                                              Exercise  Remaining   Intrinsic
                                    Number of  Price   Contractual    Value
                                    Shares       $     Life (Years)     $
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2007  3,666,666    0.03

     Granted                         570,000   0.001
     Exercised                       (33,333)  0.001
     Expired                        (313,333)  0.367
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2008  3,890,000   0.001         2.99     774,110

     Granted                       2,263,157   0.001
     Exercised                    (1,620,000)  0.001
   -----------------------------------------------------------------------------
   Outstanding, March 31, 2009     4,533,157   0.001         2.33     448,783
   -----------------------------------------------------------------------------
   Exercisable, March 31, 2009     4,533,157   0.001         2.33     448,783
   -----------------------------------------------------------------------------

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months period ended March 31, 2009 and 2008 were $0.10 and $0.64 per share, respectively.

   The weighted average assumptions used are as follows:

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            2009        2008
                                                          ---------   ---------

      Expected dividend yield                                 0%          0%
      Risk-free interest rate                              1.05%       1.97%
      Expected volatility                                   123%         63%
      Expected option life (in years)                        2.0         2.0

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

10. STOCK-BASED COMPENSATION (continued)

   The total fair value of shares vested during the three months ended March 31, 2009 and 2008 were $212,822 and $375,523, respectively.

   As at March 31, 2009, the Company had no unvested options outstanding. .

11. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                           Number          Weighted Average
                                                            Exercise Price
                                                                   $

      Balance, December 31, 2007          11,890,672             0.47

      Issued                                 473,500             0.48
      Exercised                              (84,210)            0.19
      Expired                               (505,000)            0.81
      -------------------------------------------------------------------------
      Balance, December 31, 2008          11,774,962             0.35
      -------------------------------------------------------------------------
      Issued                                 307,692             0.17
      Exercised                             (450,000)           0.001
      Expired                               (126,317)            0.19
      -------------------------------------------------------------------------
      Balance, March 31, 2009             11,506,337             0.36

   In January 2009, the Company extended the term of 2,455,000 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $3,349 for these modified share purchase warrants

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

11. SHARE PURCHASE WARRANTS (continued)

   As at March 31, 2009, the following share purchase warrants were outstanding:

                     Exercise
                       Price
        Warrants         $      Expiration Date
      -------------------------------------------

            220,000    0.66     April 06, 2009
             35,000    0.66     April 30, 2009
          2,455,000    0.90     May 01, 2009
             23,256    0.68     May 31, 2009
            225,000    0.50     July 15, 2009
            100,000    0.60     July 17, 2009
          1,275,000    0.08     January 15, 2010
            955,800    0.17     March 09, 2010
            115,000    0.65     May 01, 2010
            541,666    0.12     October 31, 2010
                                November 11,
            199,311    0.17     2010
                                November 30,
            133,500    0.30     2010
            307,692    0.17     January 02, 2011
            233,092    0.06     July 07, 2011
            343,833    0.20     July 07, 2011
            590,909    0.12     July 19, 2011
                                December 31,
            252,278    0.05     2011
          3,500,000    0.25     June 27, 2012
      -------------------------------------------
         11,506,337
      -------------------------------------------

12. FAIR VALUE MEASUREMENTS

   SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

12. FAIR VALUE MEASUREMENTS (continued)

   Fair Value Hierarchy

   SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

   Level 1

   Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

   Level 2

   Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

   Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

   Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

   Determining whether a market is considered active requires management judgment.

   Level 3

   Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

12. FAIR VALUE MEASUREMENTS (continued)

   Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of the cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. Marketable securities and convertible notes are valued based on "Level 2" inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

   Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2009 as follows:


                                      Fair Value Measurements Using
                                 ---------------------------------------
                                   Quoted
                                   Prices in    Significant
                                 Active Markets    Other     Significant   Balance as
                                 For Identical   Observable  Unobservable     of
                                  Instruments      Inputs       Inputs     31-Mar-09
                                   (Level 1)     (Level 2)    (Level 3)
                                 -----------------------------------------------------
   Assets:
   Cash equivalents              $     76,052    $        -    $       -    $   76,052
   Investments securities                   -         6,212            -         6,212

   Total assets measured at
   fair value                    $     76,052    $    6,212    $       -    $   82,264

   Liabilities:
   Convertible notes             $          -    $1,854,900    $       -    $1,854,900

   Total liabilities measured
   at fair value                 $          -    $1,854,900    $       -    $1,854,900

13.   COMMITMENTS AND CONTINGENCIES

     a) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of March 31, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

13.   COMMITMENTS AND CONTINGENCIES (continued)

     b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

14.   SUBSEQUENT EVENTS

     a) On April 8, 2009, the Company issued 307,692 units at $0.13 per unit for common share subscriptions totaling of $40,000 received in January 2009. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.17 per share expiring on January 2, 2011.

     b) On April 8, 2009, the Company issued 250,000 shares of common stock at a fair value of $22,500 to settle debt.

     c) On April 20, 2009, the Company issued 366,680 shares of common stock at a fair value of $29,334 to five employees and one consultant for services provided for April 2009.

     d) On April 20, 2009, the Company issued 2,070,000 shares of common stock to a former director for the exercise of 1,620,000 options and 450,000 warrants at $0.001 per share. A total of $2,070 was reduced from the outstanding balance of owing to related parties.

     e) On April 23, 2009, the Company increased the number of shares issuable pursuant to the Stock Bonus Plan described in Note 9 from 5,500,000 shares to 10,500,000 shares. The Company also increased the number of shares issuable pursuant to the Non-qualified Stock Option Plan from 12,500,000 shares to 17,500,000 shares.

     f) On April 23, 2009, the Company issued 51,380 shares of common stock at a fair value of $4,110 to an employee for services provided for April 2009.

     g) On April 29, 2009, the Company issued 900,000 units at $0.05 per unit for common share for proceeds of $45,000. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on April 5th, 2011.

     h) On April 29, 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 to settle debt.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (unaudited)

13.   COMMITMENTS AND CONTINGENCIES (continued)

i) On May 6, 2009, the Company received stock subscriptions of 2,000,000 shares of common stock at $0.05 per share for proceeds of $100,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on April 1, 2012.

j) On May 6, 2009, the Company issued 350,750 shares of common stock at a fair value of $28,060 to six employees for services to be provided in May 2009.

k) On May 6, 2009, the Company issued 268,730 shares of common stock at a fair value of $21,498 to five employees as bonus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The Company conducts business under the name "Biocurex Inc."

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

      The FDA lists the Histo-RECAF(TM) kit as a Class I medical device in its device listing database. As a Class I medical device the Histo-RECAF(TM) kits may be sold in the United States as a staining test for AFP receptors (a.k.a. RECAF(TM)) in tissues. Biocurex has not applied to the FDA, Canada's Health Products and Food Branch, or any other regulatory authority for permission to sell the Cryo-RECAF(TM) kit on a commercial basis. Due to the costs involved in manufacturing and marketing, Biocurex plans to license its Histo-RECAF(TM) and Cryo-RECAF(TM) technology to third parties. As of April 30, 2009, Biocurex had not sold any Histo-RECAF(TM) or Cryo-RECAF(TM) test kits and had not licensed the technology pertaining to these kits to any third parties.

      As explained in its annual report on Form 10-K for the year ended December 31, 2008, Biocurex has developed a serum based cancer screening assay and has licensed certain aspects of the serum assay technology to third parties. The licensing agreements are semi-exclusive thus allowing for more than one licensee. Biocurex expects to enter into other licensing agreements in 2008. Biocurex retained all rights to its prototype format, a radio-immunoassay ("RIA"), which it plans to commercialize directly to clinical laboratories as Analyte Specific Reagents ("ASRs") for production of "home-brew" tests. A home-brew test is a test developed by a clinical laboratory using one or more ASRs, general laboratory reagents and/or general laboratory instruments for diagnostic purposes. The FDA issued a new regulation in November of 1997 classifying ASRs based on risk to public health. The regulation allows certain individual reagents to be available for clinical laboratories to use in their own in-house developed (home-brew) tests, without requiring manufacturers to obtain approval from the FDA for the majority of individual reagents. This regulation could allow clinical laboratories to produce RECAF(TM) tests based on Biocurex's RIA without the need for a lengthy FDA approval process.

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

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2009 were:

            Cash used in operations                                $(49,568)
            Patent costs                                            (10,005)
            Loans from unrelated parties                             50,000
            Sale of common stock                                     40,000

      Biocurex's sources and (uses) of cash during the three months ended March 31, 2008 were:

            Cash provided by operations                             $58,454
            Patent costs                                            (51,956)
            Sale of investment securities                             6,294
            Loans from related parties                                  663
            Repayment of convertible notes                         (300,000)
            Sale of common stock                                    136,000
            Cash on hand at January 1, 2008                         150,545

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

      For more detailed information concerning the notes and warrants see Biocurex's 8-K reports filed on June 29, 2007 and February 6, 2009.

Capital Requirements

      Biocurex anticipates that its capital requirements for the twelve months ending December 31, 2009 will be as follows:


      Business Development                                    $   200,000
      Research, Development and production - Invitro
       diagnostics (rapid tests, blood tests, histology
       tests, production of ASR's)                                700,000
      Payment of Outstanding Liabilities                           80,000
      General and Administrative Expenses                         450,000
      Marketing and Investor Communications                       600,000
      Payment of Principal on Convertible Notes                 1,200,000
      Payment of Interest on Convertible Notes                    198,660
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

Results of Operations

      Material changes of items in Biocurex's Statement of Operations for the three months ended March 31, 2009, as compared to the same period in the prior year, are discussed below:

                              Increase (I)
Item                          or Decrease (D)               Reason

Revenue                             D       A licensing fee was received from
                                            Inverness Medical Switzerland Gmbh
                                            in 2008. Biocurex did not receive
                                            any licensing fees during the three
                                            months ended March 31, 2009.

General and administrative          D       Decrease in stock-based compensation
                                            and public relations expenses.

Professional and Consulting Fees    D       Decrease in year-end audit fees and
                                            fees for public relations.

Research and Development            D       Decreased use of chemicals and
                                            laboratory supplies.

Accretion of discount               D       The convertible notes were amended
on convertible                              in November 2008 and the Company
                                            determined there was no beneficial
                                            conversion feature pertaining to
                                            the amended notes. Accordingly, the
                                            accretion expense relating to the
                                            notes decreased.

Interest expense                     D      During the three  months ended March
                                            31,  2008,  Biocurex was required to
                                            pay penalties,  recorded as interest
                                            in the financial statements,  to the
                                            holders  of  Biocurex's  convertible
                                            notes   due   to  the   failure   of
                                            Biocurex  to  register   the  shares
                                            issuable upon the  conversion of the
                                            notes    by    a    certain    date.
                                            Biocurex's   registration  statement
                                            became   effective   in   2008   and
                                            penalties  were  not  payable  after
                                            the    effective    date    of   the
                                            registration statement.

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

Item 4.  Controls and Procedures.

      (a) Biocurex maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Biocurex in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Biocurex's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, Biocurex's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of Biocurex's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that Biocurex's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in Biocurex's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      Note 9 to the financial statements included as part of this report lists the shares of Biocurex's common stock which were issued during the three months ended March 31, 2009.

      With the exception of the shares described in subparagraphs (a) and (c), Biocurex relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 9 during the three months ended March 31, 2009.

      The shares described in the remaining subparagraphs of Note 9 were registered by means of a registration statement on Form S-8.


Item 6.  Exhibits

Exhibits

  31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WHISPERING OAKS INTERNATIONAL, INC.


May 13, 2009                        By: /s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - President, Chief
                                        Executive Officer, Principal Financial
                                        and Accounting Officer