Form 10-Q
period 2009-06-30
WHISPERING OAKS INTERNATIONAL INC
filed 2009-08-13
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2009

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from _____ to _______

                         Commission File Number: 0-26947

                       WHISPERING OAKS INTERNATIONAL, INC.
                   ------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Texas                           75-2742601
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           7080 River Road, Suite 215
                       Richmond, British Columbia V6X 1X5
                       ----------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Larger accelerated filer [ ]        Accelerated filer [ ]
Non-accelerated filer [ ]           Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).    Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,455,822 shares outstanding as of July 31, 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2009
                                   (unaudited)


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

Consolidated Statements of Operations                                      F-2

Consolidated Statements of Cash Flows                                      F-3

Notes to the Consolidated Financial Statements                             F-4

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                       June 30,     December 31,
ASSETS                                                   2009           2008
                                                          $               $
                                                     (unaudited)

Current Assets

    Cash                                                 77,769         45,625
    Investment securities (Note 3)                            -         18,014
    Prepaid expenses and other                           58,073        137,672
    Notes receivable, net (Note 4)                            -          2,666
                                                   -------------  -------------
Total Current Assets                                    135,842        203,977

Deferred financing costs (Note 7 (b))                         -        321,651
Patents (Note 5)                                        458,470        446,946
                                                   -------------  -------------

Total Assets                                            594,312        972,574
                                                   -------------  -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable                                    235,837        174,400
    Accrued liabilities (Note 7 (b))                  1,079,555        377,627
    Due to related parties (Note 6)                     333,199        335,269
    Convertible notes payable (Note 7 (a))              194,828        194,828
    Current portion of convertible debt (Note 7
    (b))                                              1,918,750        688,754
                                                   -------------  -------------
                                                      3,762,169      1,770,878
                                                   -------------  -------------
Convertible debt (Note 7 (b))                                 -      1,136,604
                                                   -------------  -------------
                                                      3,762,169      2,907,482

Commitments and Contingencies (Notes 1, 7(b) and 12)

Stockholders' Deficit
  Common stock
    Authorized: 125,000,000 shares, par
     value $0.001
    Issued and outstanding: 52,830,822 and
     43,713,399 respectively                             52,831         43,713
    Additional paid-in capital                       15,997,278     15,178,205
    Common stock subscribed                              50,000         40,050
    Accumulated other comprehensive loss                      -        (15,529)
    Accumulated deficit                                (114,175)      (114,175)
    Deficit accumulated during the development
    stage                                           (19,153,791)   (17,067,172)
                                                   -------------  -------------
Stockholders' Deficit                                (3,167,857)    (1,934,908)
                                                   -------------  -------------
Total Liabilities and Stockholders' Deficit             594,312        972,574
                                                   -------------  -------------



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


                                                                                        Accumulated
                                                                                        During the
                                                                                        Development
                                                                                           Stage
                                                                                         January 1,
                                        Three Months Ended        Six Months Ended          2001
                                          June 30,                    June 30,          to June 30,
                                        2009          2008       2009          2008         2009
                                          $             $          $             $            $
                                        ----          ----       ----          ----     -----------

Revenue                                      -      500,000            -    1,000,000    1,464,456
                                    -----------  -----------  -----------  -----------  -----------
Operating Expenses

   Amortization                         10,198        8,782       20,020       16,604      194,035
   General and administrative
   (Note 6(a))                         171,080       59,207      466,989      517,534    5,682,697
   Professional and consulting fees     90,178       74,477      149,437      260,546    4,946,892
   Research and development (Note
   6(a))                               104,590      179,870      233,227      362,893    3,973,064
                                    -----------  -----------  -----------  -----------  -----------
Total Operating Expenses               376,046      322,336      869,673    1,157,577   14,796,688
                                    -----------  -----------  -----------  -----------  -----------
Income (Loss) From Operations         (376,046)     177,664     (869,673)    (157,577) (13,332,232)
                                    -----------  -----------  -----------  -----------  -----------
Other Income (Expense)

   Accretion of discounts on
    convertible debt                  (100,100)    (191,199)    (129,642)    (716,972)  (3,070,796)
   Amortization of debt issue costs   (268,043)     (53,609)    (321,651)    (107,217)    (643,302)
   Gain (loss) sale of equity
   investment securities               (20,935)       3,498      (20,935)       6,416      147,990
   Interest expense                   (679,240)    (106,179)    (714,077)    (297,870)  (1,588,289)
   Interest income                           -          796            -        8,164      383,679
   Loss on issuance of shares          (11,884)     (35,781)     (30,641)     (28,375)    (110,309)
   Loss on extinguishments of
   convertible debt                          -            -            -            -     (872,912)
   Loss on impairment interest of
   patent cost                               -            -            -            -      (67,620)
                                    -----------  -----------  -----------  -----------  -----------
Total Other Expense                 (1,080,202)    (382,474)  (1,216,946)  (1,135,854)  (5,821,559)
                                    -----------  -----------  -----------  -----------  -----------
Net Loss for the Period             (1,456,248)    (204,810)  (2,086,619)  (1,293,431) (19,153,791)

Other Comprehensive Income (Loss)

   Unrealized gain (loss) on
   investment securities                27,332      (34,029)      15,529       48,974            -
                                    -----------  -----------  -----------  -----------  -----------
Total Comprehensive Loss            (1,428,916)    (238,839)  (2,071,090)  (1,244,457) (19,153,791)
                                    -----------  -----------  -----------  -----------  -----------
Net Loss Per Share - Basic and
Diluted                                  (0.03)       (0.00)       (0.04)       (0.03)
                                    -----------  -----------  -----------  -----------
Weighted Average Shares
Outstanding                         49,529,000   42,951,000   46,998,000   42,613,000
                                    -----------  -----------  -----------  -----------




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


                                                                    Accumulated During
                                                                     The Development
                                                Six Months Ended          Stage
                                                    June 30,         January 1, 2001
                                                2009         2008     to June 30, 2009
                                              -----------------------------------------
                                                  $            $               $
Operating Activities:
Net loss for the period                      (2,086,619)   (1,293,431)  (19,153,791)

Adjustments to reconcile net loss to
 net cash used in operating activities:
   Accretion of discounts on convertible debt   129,642       716,972     3,070,796
   Allowance for uncollectible notes
   receivable                                         -             -        98,129
   Amortization                                  20,020        16,604       194,035
   Amortization of debt issue costs             321,651       107,217       643,302
   Gain on extinguishments of debt                    -             -       872,912
   Loss (gain) on sale of investment
   securities                                    20,935        (6,416)     (253,066)
   Loss from impairment of patents                    -             -        67,620
   Loss on issuance of shares                    30,641        28,375       110,309
   Stock-based compensation                     542,737       375,525     5,429,201

Changes in operating assets and liabilities:
   Notes and interest receivable                      -             -        (6,296)
   Prepaid expenses and other                    79,599        95,331        15,294
   Accounts payable                             104,297       127,180     1,389,912
   Accrued liabilities                          701,927        (2,713)      968,755
   Deferred revenue                                   -             -      (162,000)
   Subscriptions receivable                           -             -      (100,682)
                                              -----------  -----------   -----------
Net Cash Provided by (Used in) Operating
Activities                                      (135,170)     164,644    (6,815,570)
                                              -----------  -----------   -----------
Investing Activities:

   Net Proceeds from notes receivable                  -            -         1,171
   Patent costs                                  (31,544)    (147,129)     (515,657)
   Proceeds from sale of investment
   securities                                     12,608       18,378       451,123
                                              -----------  -----------   -----------
Net Cash Used in Investing Activities            (18,936)    (128,751)      (63,363)
                                              -----------  -----------   -----------
Financing Activities:

   Due to related parties                              -        1,652       401,420
   Proceeds from convertible debt                      -            -     3,639,743
   Repayment on convertible debt                 (36,250)    (425,000)   (1,214,250)
   Debt issue costs                                    -            -      (532,500)
   Proceeds from private placements of
   common stock and share subscriptions
   received                                      235,000      218,900     3,421,472
   Proceeds from the exercise of stock
   options and warrants                                -       16,033     1,144,454
   Share issuance costs                          (12,500)           -      (146,188)
                                              -----------  -----------   -----------
Net Cash Provided by (Used in) Financing
Activities                                       186,250     (188,415)    6,714,151
                                              -----------  -----------   -----------
Net Increase (Decrease) in Cash                   32,144     (152,522)     (164,782)

Cash - Beginning of Period                        45,625    1,372,598       242,551
                                              -----------  -----------   -----------
Cash - End of Period                              77,769    1,220,076        77,769
                                              -----------  -----------   -----------
Non-cash Investing and Financing Activities:
   Share issued to settle debt                    70,833      140,500       891,847
   Note payable converted into common shares           -      175,000     1,033,076
                                              -----------  -----------   -----------
Supplemental Disclosures:
    Interest paid                                      -      300,552       565,365
    Income taxes                                       -            -             -
                                              -----------  -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)


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

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at June 30, 2009, the Company has a working capital deficiency of $3,626,327 and has accumulated losses of $19,153,791 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed on March 31, 2009 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at June 30, 2009, and the results of its operations and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

   Marketable Securities

   The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board", or FASB, Staff Position, or FSP, SFAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The Company follows the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Fair Value of Financial Instruments

   Effective January 1, 2009, the first day of the Company's fiscal year 2009, the Company adopted SFAS 157 (FAS 157) "Fair Value Measurements" and SFAS No. 159 (FAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," for financial assets and liabilities. Adoption did not have a material effect on the Company's results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

   The Company's financial instruments consist principally of cash, accounts payable, loans payable, notes payable and convertible debt.

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

   Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2009 and 2008, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2009 and 2008, the Company had approximately 23,556,000 and 21,208,000 respectively, of anti-dilutive securities, including options, warrants and equity instruments related to convertible notes payable.

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

   Recent Accounting Pronouncements

   In May 2009, FASB issued SFAS No. 165 (SFAS 165) "Subsequent Events". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's consolidated financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

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

   In March 2008, the FASB issued SFAS No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and
   (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company's consolidated financial statements.

   In December 2007 the FASB issued SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51". SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material effect on the Company's consolidated financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Recent Accounting Pronouncements (continued)

   In December 2007 the FASB issued SFAS No. 141R (SFAS 141R), "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effect of adopting SFAS 141R will depend upon the nature, terms and size of any acquisition we consummate after the effective date of January 1, 2009.

   In April 2009 the FASB issued FSP No. 141R-1 (FSP 141R-1) "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies". FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

   On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

   Recent Accounting Pronouncements (continued)

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

   The adoption of these FSPs did not have any material impact on our consolidated financial condition or results of operations.

   On April 13, 2009, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "Miscellaneous Accounting--Other Than Temporary Impairment of Certain Investments in Equity Securities" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 did not have a material effect on the Company's consolidated financial statements.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. INVESTMENT SECURITIES

    In November 2002, the Company entered into a licensing agreement ("the Agreement") with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock were classified as "available for sale" in accordance with SFAS No. 115 and reported at fair value. During the six months ended June 30, 2009, the Company sold the remaining 124,235 shares for proceeds of $12,608, resulting in a realized loss of $20,935.

4. NOTES RECEIVABLE

                                                       June 30,   December 31,
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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

5. PATENTS (continued)

   A schedule of the patents is as follows:

                                                       June 30,     December
                                                         2009          31,
                                                           $          2008
                                                                        $

   Patents                                              652,505       688,581
   Less:
   Accumulated amortization                            (194,035)     (174,015)
   Loss on impairment of patent cost                          -       (67,620)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   458,470       446,946
   ----------------------------------------------------------------------------

   Amortization expense totaled $20,020 and $16,604 for the six months ended June 30, 2009 and 2008, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2009             20,020
                  2010             40,040
                  2011             40,040
                  2012             40,040
                  2013             40,040
                  Thereafter      278,290
                               --------------
                                  458,470
                               ==============

6. RELATED PARTY TRANSACTIONS

                                                       June 30,      December
                                                         2009           31,
                                                           $           2008
                                                                         $

   Due to Pacific BioSciences Research Centre Inc. (a)  328,269       328,269
   Due to a former officers (b)                           4,930         7,000
                                                   ------------   -----------
                                                        333,199       335,269
                                                   ============   ===========

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

6.    RELATED PARTY TRANSACTIONS (continued)

     a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the six months ended June 30, 2009 and 2008, Pacific performed research and development for the Company valued at $233,027 and $361,917, respectively.

     b) Pacific also provided administrative services during the six months ended June 30, 2009 and 2008, valued at $87,058 and $124,428, respectively. During the six months ended June 30, 2009, and 2008, Pacific charged interest of $5,291 and $4,708, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

     c) The amounts owing to a former officer are unsecured, non-interest bearing and due on demand.

     d) During the six month period ended June 30, 2009, the Company granted 2,263,157 (2008 - 570,000) stock options to two directors at a below market exercise price of $0.001 per share.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBT (continued)

      In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of two years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount. The beneficial conversion feature was calculated under EITF 00-27, and equaled $255,142. Due to the notes being due on demand, the discount was expensed in fiscal 2003. During the six months ended June 30, 2009, the convertible notes were reclassified to notes payable as the convertibility feature expired five years after the date of the Agreement.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBT (continued)

      The effective interest rate of the remaining convertible notes at June 30, 2009 is 335%.

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBT (continued)

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

7. CONVERTIBLE NOTES AND DEBT (continued)

      In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes is 6.56%. For the six months ended June 30, 2009, the Company recorded $129,642 (2008 - $716,972) of accretion expense related to the convertible debt.

      The Company incurred $643,301 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the six months ended June 30, 2009, the Company expensed $321,651 (2008 - $107,217) of the debt issue costs related to the convertible debt.

      On May 1, 2009, as a result of the Company defaulting on paying interest and principal repayment, the Company expensed the remaining discount of $69,412 and deferred financing fees of $214,434 relating to the Notes.

      As a result of the default on repayment, the Company accrued a mandatory prepayment amount of $488,750 at 25% of the outstanding principal, interest in the amount of $244,333 at 18% retroactive from November 1, 2008 and late fee of $12,009 at 18% on the unpaid interest. These amounts owing are included in accrued liabilities.

8.    COMMON STOCK

     a) In January 2009, the Company issued 150,000 shares of common stock at a fair value of $36,000 to settle debt.

     b) In January 2009, the Company issued 267,000 units at $0.15 per unit for common share subscriptions totaling $40,050 received in December 2008. Each unit consisted of one share of common stock and one half share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.30 per share expiring on November 30, 2010.

     c) In January 2009, the Company issued 31,250 shares of common stock at a fair value of $5,000 to settle debt.

     d) In January 2009, the Company issued 56,000 shares of common stock at a fair value of $8,960 to an employee for services rendered in December 2008 and January 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

8.    COMMON STOCK (continued)

     e) In February 2009, the Company issued 639,142 shares of common stock at a fair value of $89,480 to eight employees and one consultant for services provided from February to March 2009.

     f) In March 2009, an employee returned 33,333 shares with a fair value of $2,666, to settle $20,000 amount owing to the Company. The Company recorded $17,333 of bad debt expense in the fiscal year ended December 31, 2008.

     g) In April 2009, the Company issued 900,000 units at $0.05 per unit for common share for proceeds of $45,000. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on April 5, 2011.

     h) In April 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 to settle debt.

     i) In April 2009, the Company issued 2,070,000 shares of common stock to a former director for the exercise of 1,620,000 options and 450,000 warrants at $0.001 per share. A total of $2,070 was reduced from the outstanding balance of amounts owing to related parties. See note 6(b).

     j) In April 2009, the Company issued 418,060 shares of common stock at a fair value of $33,863 to eight employees and one consultant for services provided in April 2009.

     k) In April 2009, the Company issued 307,892 units at $0.13 per unit for common share subscriptions totaling $40,000 received in January 2009. Each unit consisted of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.17 per share expiring on January 2, 2011.

     l) In April 2009, the Company issued 250,000 shares of common stock at a fair value of $22,500 to settle debt.

     m) In May 2009, the Company issued 200,000 shares of common stock to an investor relations company for consulting services at a fair value of $10,000.

     n) In May 2009, the Company issued 350,750 shares of common stock at a fair value of $28,060 to six employees for services provided in May 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

8.    COMMON STOCK (continued)

     o) In May 2009, the Company issued 2,000,000 shares of common stock at $0.05 per share for proceeds of $100,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on April 1, 2012. The Company paid a commission of $10,000 in connection with this private placement.

     p) In May 2009, the Company issued 268,730 shares of common stock at a fair value of $21,498 to five employees as bonus.

     q) In June 2009, the Company received stock subscriptions of 1,000,000 shares of common stock at $0.05 per share for proceeds of $50,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on June 15, 2011. The Company recorded a commission of $2,500 that was paid in July 2009 in connection with this private placement.

     r) In June 2009, the Company issued 300,000 shares of common stock to an investor relations company for their consulting services at a fair value of $26,700.

     s) In June 2009, the Company issued 816,932 shares of common stock at a fair value of $44,931 to five employees for services provided in June 2009.

9.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 3,413,547 common shares available for future issuance as of June 30, 2009.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

   Non-Qualified Stock Option Plan

   The Company's Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company's employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 5,324,566 common shares available for future issuance as of June 30, 2009.

      During the six months period ended June 30, 2009, the Company granted 2,263,157 stock options at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:

                                             Weighted    Weighted
                                              Average     Average    Aggregate
                                             Exercise    Remaining   Intrinsic
                                  Number of    Price    Contractual    Value
                                    Shares       $     Life (Years)      $
   -----------------------------------------------------------------------------

   Outstanding, December 31, 2007  3,666,666    0.03

     Granted                         570,000   0.001
     Exercised                       (33,333)  0.001
     Expired                        (313,333)  0.367
   -----------------------------------------------------------------------------

   Outstanding, December 31, 2008  3,890,000   0.001         2.99     774,110

     Granted                       2,263,157   0.001
     Exercised                    (1,620,000)  0.001
   -----------------------------------------------------------------------------

   Outstanding, June 30, 2009      4,533,157   0.001         2.09     349,053
   -----------------------------------------------------------------------------

   Exercisable, June 30, 2009      4,533,157   0.001         2.09     349,053
   -----------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

9. STOCK-BASED COMPENSATION (continued)

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months period ended June 30, 2009 and 2008 were $0.10 and $0.64 per share, respectively.

   The weighted average assumptions used are as follows:

                                                  Six Months Ended June 30,
                                                     2009          2008
                                                     ----          ----

   Expected dividend yield                             0%            0%
   Risk-free interest rate                          1.05%         1.97%
   Expected volatility                               123%           63%
   Expected option life (in years)                   2.0           2.0

   The total fair value of shares vested during the six months ended June 30, 2009 and 2008 were $212,822 and $375,523, respectively.

   As at June 30, 2009, the Company had no unvested options outstanding.

10. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                                            Weighted Average
                                            Number           Exercise Price
                                            ------          ----------------

      Balance, December 31, 2007          11,890,672            $0.47

      Issued                                 473,500             0.48
      Exercised                              (84,210)            0.19
      Expired                               (505,000)            0.81
      -------------------------------------------------------------------------
      Balance, December 31, 2008          11,774,962            $0.35
      -------------------------------------------------------------------------

      Issued                               4,207,692             0.11
      Exercised                             (450,000)           0.001
      Expired                             (1,859,573)            0.82
      -------------------------------------------------------------------------
      Balance, June 30, 2009              13,673,081            $0.19
      -------------------------------------------------------------------------

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

10. SHARE PURCHASE WARRANTS (continued)

   In January 2009, the Company extended the term of 2,455,000 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $3,349 for these modified share purchase warrants.

   In April 2009, the Company extended the term and modified the exercising price of 1,000,000 share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $63,074 for these modified share purchase warrants.

   As at June 30, 2009, the following share purchase warrants were outstanding:

      Warrants      Exercise Price   Expiration Date
      --------      --------------   ---------------

       225,000           0.50        July 15, 2009
       100,000           0.60        July 17, 2009
     1,275,000           0.08        January 15, 2010
       955,800           0.17        March 09, 2010
       115,000           0.65        May 01, 2010
       541,666           0.12        October 31, 2010
       199,311           0.17        November 11, 2010
       133,500           0.30        November 30, 2010
       307,692           0.17        January 02, 2011
       900,000           0.11        April 5, 2011
     1,000,000           0.11        June 15, 2011
       233,092           0.06        July 07, 2011
       343,833           0.20        July 07, 2011
       590,909           0.12        July 19, 2011
       252,278           0.05        December 31, 2011
     2,000,000           0.11        April 1, 2012
     1,000,000           0.25        April 30, 2012
     3,500,000           0.25        June 27, 2012
   -----------
    13,673,081
   ===========

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

11. FAIR VALUE MEASUREMENTS

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

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

11. FAIR VALUE MEASUREMENTS (continued)

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

   Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2009 as follows:

                                             Fair Value Measurements Using

                                 -------------------------------------------------------
                                 Quoted Prices
                                      in        Significant
                                 Active Markets    Other     Significant
                                 For Identical   Observable  Unobservable  Balance as of
                                  Instruments      Inputs       Inputs      30-June-09
                                   (Level 1)     (Level 2)     (Level 3)
                                 -------------------------------------------------------
   Assets:
   Cash equivalents               $   77,769     $        -    $        -   $   77,769

   Total assets measured at
   fair value                     $   77,769     $        -    $        -   $   77,769

   Liabilities:
   Convertible notes              $        -     $1,918,750    $        -   $1,918,750

   Total liabilities measured
   at fair value                  $        -     $1,918,750    $        -   $1,918,750

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (dba BIOCUREX, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)


12.   COMMITMENTS AND CONTINGENCIES

     a) On April 4, 2006, the Company entered into a consulting agreement with a term of six months for consideration of 75,000 common shares. As of June 30, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of June 30, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

13.   SUBSEQUENT EVENTS

     a) In July 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 to settle debt.

     b) In July 2009, the Company issued 500,000 shares of common stock at a fair value of $37,500 to settle debt.

     c) In August 2009, the Company issued 379,452 shares of common stock at a fair value of $30,356 to five employees for services provided in August 2009.

     d) In August 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 to settle debt.

     e) In August 2009, the Company issued 1,000,000 units at $0.05 per unit for common shares subscriptions totaling $50,000 received in June 2009. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on June 15, 2011. The Company recorded a commission of $2,500 that was paid in July 2009 in connection with this private placement.

     f) In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 11, 2009. The Company's only non-recognizable subsequent event related to the continuing negotiations to modify certain terms of the convertible notes payable referred to in note 7(b).

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

Liquidity and Capital Resources
-------------------------------

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2009 were:

            Cash used in operations                               $(135,170)
            Patent costs                                            (31,544)
            Sale of investment securities                            12,608
            Repayment of convertible notes                          (36,250)
            Sale of common stock, net of offering costs             222,500

      Biocurex's sources and (uses) of cash during the six months ended June 30, 2008 were:

            Cash provided by operations                          $  164,644
            Patent costs                                           (147,129)
            Sale of investment securities                            18,378
            Loans from related parties                                1,652
            Repayment of convertible notes                         (425,000)
            Sale of common stock                                    234,933
            Cash on hand at January 1, 2008                          45,625

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

Capital Requirements
--------------------

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

Results of Operations
---------------------

      Material changes of items in Biocurex's Statement of Operations for the three and six months ended June 30, 2009, as compared to the same periods in the prior year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)  Reason
----                       ---------------  ------

Revenue                           D         A licensing fee was received from
                                            Inverness Medical Switzerland Gmbh
                                            in 2008. Biocurex did not receive
                                            any licensing fees during the six
                                            months ended June 30, 2009.

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

Accretion of discount on          D         The convertible notes were amended
 convertible                                in November 2008 and the Company
                                            determined there was no beneficial
                                            conversion feature pertaining to
                                            the amended notes. Accordingly, the
                                            accretion expense relating to the
                                            notes decreased.

Amortization of debt              I         As a result of the Company
 issuance costs                             defaulting  on  paying   interest
                                            and    principal    the   Company
                                            expensed the  remaining  deferred
                                            financing    fees   of   $214,434
                                            relating to the Notes.  See Note
                                            7(b) to the financial statements
                                            included  with  this report for
                                            more information.

Interest expense                  I         As a  result  of  the   default  on
                                            repayment,  the  Company   included
                                            the default penalty and late fee in
                                            the interest expenses. See Note 7(b)
                                            to the financial statements included
                                            with this report for more
                                            information.

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

Item 4T.  Controls and Procedures.

      (a) Biocurex maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Biocurex in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Biocurex's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, Biocurex's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of Biocurex's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that Biocurex's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in Biocurex's internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      Note 8 to the financial statements included as part of this report lists the shares of Biocurex's common stock which were issued during the six months ended June 30, 2009.

     With the exception of the shares described in subparagraphs  (a), (c), (d),
(e), (h), (i), (j), (l), (n), (p), and (s), Biocurex relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 8 during the six months ended June 30, 2009.

     The shares described in the remaining subparagraphs of Note 8 were registered by means of a registration statement on Form S-8.


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


                                      WHISPERING OAKS INTERNATIONAL, INC.


August 12, 2009                      By:/s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr.  Ricardo Moro -  President,  Chief
                                        Executive      Officer,      Principal
                                        Financial and Accounting Officer