Form 10-Q
period 2009-09-30
BIOCUREX INC
filed 2009-11-13
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 0-26947

BIOCUREX, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2742601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7080 River Road, Suite 215
Richmond, British Columbia V6X 1X5
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (866) 884-8669

Whispering Oaks International, Inc.
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,141,922 shares outstanding as of November 10, 2009.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(unaudited)

INDEX

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
ASSETS	2009	2008
	$	$
	(unaudited)

Current Assets

Cash	364,020	45,625
Investment securities (Note 3)	-	18,014
Prepaid expenses and other	30,000	137,672
Notes receivable, net (Note 4)	-	2,666
Total Current Assets	394,020	203,977

Deferred financing costs (Note 6, 8 (b) and 14 (b))	275,475	321,651
Patents (Note 5)	480,045	446,946

Total Assets	1,149,540	972,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	359,419	174,400
Accrued liabilities	366,572	377,627
Loans payable (Note 6 (a))	233,872	-
Due to related parties (Note 7)	396,384	335,269
Convertible notes payable (Note 8 (a))	33,885	194,828
Current portion of convertible debt (Note 8 (b))	-	688,754
	1,390,132	1,770,878

Loans payable (Note 6 (b))	62,772	-
Convertible debt (Note 8 (b))	1,527,780	1,136,604
	2,980,684	2,907,482

Commitments and Contingencies (Notes 1, and 13)

Stockholders’ Deficit
Common stock
Authorized: 125,000,000 shares, par value $0.001
Issued and outstanding: 72,141,921 and 43,713,399
respectively	72,142	43,713
Additional paid-in capital	16,975,387	15,178,205
Common stock subscribed(Notes 6 (b), 9 (x) (aa))	122,500	40,050
Accumulated other comprehensive loss	-	(15,529)
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(18,886,998)	(17,067,172)
Stockholders’ Deficit	(1,831,144)	(1,934,908)
Total Liabilities and Stockholders’ Deficit	1,149,540	972,574

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					During the
					Development
					Stage
	Three Months Ended		Nine Months Ended		January 1, 2001
	September 30,		September 30,		to September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Revenue	-	-	-	1,000,000	1,464,456
Operating Expenses
Amortization	10,641	10,294	30,661	26,898	204,677
General and administrative (Note 6(a))	140,371	253,394	607,360	770,927	5,823,067
Professional and consulting fees	176,554	74,910	325,990	335,457	5,123,445
Research and development (Note 6(a))	199,586	151,066	432,814	513,959	4,172,651
Total Operating Expenses	527,152	489,664	1,396,825	1,647,241	15,323,840
Loss From Operations	(527,152)	(489,664)	(1,396,825)	(647,241)	(13,859,384)
Other Income (Expense)
Accretion of discounts on debt	(63,691)	(193,300)	(193,333)	(910,272)	(3,134,489)
Amortization of debt issue costs	(13,473)	(53,608)	(335,123)	(160,825)	(656,773)
Gain (loss) sale of equity investment
securities	-	(163)	(20,935)	6,253	147,990
Interest expense	(112,345)	(235,534)	(826,423)	(533,405)	(1,700,634)
Interest income	-	-	-	8,164	383,679
Gain (loss) on issuance of shares	13,916	(18,240)	(16,725)	(46,615)	(96,393)
Gain on extinguishments of convertible debt	969,538	-	969,538	-	96,626
Loss on impairment interest of patent cost	-	-	-	-	(67,620)
Total Other Income (Expense)	793,945	(500,845)	(423,001)	(1,636,700)	(5,027,614)
Net Income (Loss) for the Period	266,793	(990,509)	(1,819,826)	(2,283,941)	(18,886,998)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on investment
securities	-	(20,155)	15,529	28,819	-
Total Comprehensive Income (Loss)	266,793	(1,010,664)	(1,804,297)	(2,255,122)	(18,886,998)
Net Loss Per Share - Basic and Diluted	0.00	(0.02)	(0.04)	(0.05)
Weighted Average Shares Outstanding	58,174,000	43,207,000	50,697,000	42,812,500

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)

			Accumulated During
	Nine Months Ended		The Development Stage
	September 30,		January 1, 2001
	2009	2008	to September 30, 2009
	$	$	$
Operating Activities:
Net loss for the period	(1,819,826)	(2,283,941)	(18,886,998)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of discounts on debt	193,333	910,272	3,134,489
Allowance for uncollectible notes receivable	-	-	98,129
Amortization	30,661	26,898	204,677
Amortization of debt issue costs	335,123	160,825	656,773
Loss (gain) on extinguishments of debt	(969,538)	-	(96,626)
Loss (gain) on sale of investment securities	20,935	(6,253)	(253,065)
Loss from impairment of patents	-	-	67,620
Loss on issuance of shares	16,725	46,615	96,393
Stock-based compensation	821,069	588,327	5,707,533
Changes in operating assets and liabilities:
Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	107,670	105,616	43,365
Accounts payable	302,626	152,194	1,588,238
Accrued liabilities	712,966	(10,083)	979,794
Deferred revenue	-	-	(162,000)
Subscriptions receivable	-	-	(100,682)
Net Cash Used in Operating Activities	(248,256)	(309,530)	(6,928,656)
Investing Activities:
Net Proceeds from notes receivable	-	-	1,171
Patent costs	(63,760)	(174,711)	(547,873)
Proceeds from sale of investment securities	12,608	19,564	451,123
Net Cash Used in Investing Activities	(51,152)	(155,147)	(95,579)
Financing Activities:
Due to related parties	63,185	(126,041)	464,605
Proceeds from loans payable	575,000	-	575,000
Proceeds from convertible debt	-	-	3,639,743
Repayment on convertible debt	(36,250)	(725,000)	(1,214,250)
Debt issue costs	(288,946)	-	(821,446)
Proceeds from private placements of common stock
and share subscriptions received	315,000	218,900	3,501,472
Proceeds from the exercise of stock options and
warrants	3,649	16,033	1,148,103
Share issuance costs	(13,835)	-	(147,523)
Net Cash Provided by (Used in) Financing Activities	617,803	(616,108)	7,145,704
Net Increase (Decrease) in Cash	318,395	(1,080,785)	121,469
Cash - Beginning of Period	45,625	1,372,598	242,551
Cash - End of Period	364,020	291,813	364,020
Non-cash Investing and Financing Activities:
Share issued to settle debt	131,665	140,500	952,679
Note payable converted into common shares	360,945	175,000	1,394,021
Supplemental Disclosures:
Interest paid	32,966	346,102	598,331
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

1.	NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

BioCurex, Inc. (f/k/a Whispering Oaks International, Inc.) (the “Company”) was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. (“Biocurex China”), a wholly-owned subsidiary in China.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at September 30, 2009, the Company has a working capital deficiency of $996,112 and has accumulated losses of $18,886,998 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biocurex China. The Company’s fiscal year-end is December 31.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 31, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2009, and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of patent costs, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under FASB ASC 320, Investments – Debt and Equity Securities. We follow the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

Registration Payment Arrangements

The Company accounts for registration rights arrangements and related liquidated damages provisions under FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Entity, which addresses an issuer’s accounting for registration payment arrangements. ASC 815-40 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC. )
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U. S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are charged to operations as incurred.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue consists of license fees related to the licensing of its RECAF™ technology.

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and short-term marketable securities, and accounts payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial instruments consist principally of cash, accounts payable, loans payable, notes payable, convertible debt and amounts due to related parties.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2009 and 2008, the Company’s only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Components of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$	$	$	$
Net income (loss) available to
common shareholders	266,795	(990,509)	(1,819,826)	(2,283,941)
Reduction of interest expense
due to conversion of notes	32,966	–	–	–
Adjusted net income (loss) (A)	299,761	(990,509)	(1,819,826)	(2,283,941)
Weighted average
outstanding shares of
common stock – Basic (B)	58,174,000	43,207,000	50,697,000	42,812,500
Dilutive securities - Diluted (C)	33,643,000	–	–	–

	91,817,000	43,207,000	50,697,000	42,812,500
Earnings per share:
Basic (A/B)	0.00	(0.02)	(0.04)	(0.05)
Diluted (A/C)	0.00	(0.02)	(0.04)	(0.05)

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 14.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	INVESTMENT SECURITIES

In November 2002, the Company entered into a licensing agreement (the “Agreement”) with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party’s publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock were classified as “available for sale” in accordance with ASC 320 and reported at fair value. During the nine months ended September 30, 2009, the Company sold the remaining 124,235 shares for proceeds of $12,608, resulting in a realized loss of $20,935.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

4.	NOTES RECEIVABLE

	September 30,	December 31,
	2009	2008
	$	$

Note receivable including interest at prime plus 4%	73,489	73,489
Notes receivables from employees	15,497	35,497
Less: allowance for doubtful accounts	(88,986)	(106,320)
Total	-	2,666

Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

5.	PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

A schedule of the patents is as follows:

	September 30,	December 31,
	2009	2008
	$	$
Patents	684,721	688,581
Less:
Accumulated amortization	(204,676)	(174,015)
Loss on impairment of patent cost	-	(67,620)
Net Carrying Value	480,045	446,946

Amortization expense totaled $30,661 and $26,898 for the nine months ended September 30, 2009 and 2008, respectively.

The estimated future amortization expense is as follows:

$
2009	10,220
2010	40,882
2011	40,882
2012	40,882
2013	40,882
Thereafter	306,297
480,045

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

6.	LOANS PAYABLE

a)

On September 10, 2009, the Company completed a private placement financing in which it sold 17 promissory notes in the aggregate principal amount of $450,000 and 6,428,578 shares of its common stock for an aggregate purchase price of $450,000.

The promissory notes bear interest at a rate of 10% per annum. Both interest and principal are payable on August 31, 2010. However, if the Company sells any capital stock and receives gross proceeds of at least $3 million from such sale prior to August 31, 2010, it must prepay the principal under the notes from such proceeds. As of September 30, 2009, the Company accrued interest payable in the amount of $2,589 (2008 - $nil).

The aggregate purchase price for the units was allocated equally between the notes and shares contained in each unit. The relative fair value assigned to the shares totaled $225,000. These amounts were recorded as a notes discount and will be amortized as interest expense over the term of the promissory notes. For the nine months ended September 30, 2009, the Company recorded $8,872 (2008 - $nil) of accretion expense related to these promissory notes.

b)

On September 21, 2009, the Company completed a private placement financing in which it sold 3 promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

The promissory notes bear interest at a rate of 10% per annum. Both interest and principal are payable on January 31, 2013. However, if the Company sells any capital stock and receives gross proceeds of at least $3 million from such sale prior to August 31, 2010, it must prepay the principal under the notes from such proceeds. As of September 30, 2009, the Company accrued interest payable in the amount of $342 (2008 - $nil) and charged into interest expense.

The aggregate purchase price for the units was allocated equally between the notes and shares contained in each unit. The relative fair value assigned to the shares totalled $62,500. At September 30, 2009, the Company has not issued the 1,785,715 shares and the relative fair value of $62,500 is recorded in common stock subscribed. These amounts were recorded as a notes discount and will be amortized as interest expense over the term of the promissory notes. For the nine months ended September 30, 2009, the Company recorded $272 (2008 - $nil) of accretion expense related to these promissory notes.

The Company incurred $118,612 in debt issue costs for the promissory notes described in Note 6(a) and (b). The debt issue costs are being expensed over the term of the promissory notes. During the nine months ended September 30, 2009, the Company expensed $8,181 (2008 – $nil) of the debt issue costs related to these promissory notes.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

7. RELATED PARTY TRANSACTIONS

	September 30,	December 31,
	2009	2008
	$	$
Due to Pacific BioSciences Research Centre Inc. (a)	391,454	328,269
Due to a former officers (b)	4,930	7,000
	396,384	335,269

a)

The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the President of the Company. During the nine months ended September 30, 2009 and 2008, Pacific performed research and development for the Company valued at $432,614 and $435,217, respectively.

Pacific also provided administrative services during the nine months ended September 30, 2009 and 2008, valued at $138,147 and $275,494, respectively. During the nine months ended September 30, 2009, and 2008, Pacific charged interest of $7,980 and $6,548, respectively, calculated at bank prime rate on the monthly balance owed. The amount due to Pacific is unsecured and due on demand.

	b)	The amounts owing to a former officer are unsecured, non-interest bearing and due on demand.

	c)	During the nine month period ended September 30, 2009, the Company granted 2,263,157 (2008 – 570,000) stock options to two directors at a below market exercise price of $0.001 per share.

	d)	In September 2009, the Company issued 143,000 shares of common stock at a fair value of $10,000 to a new director for management services rendered.

8.	CONVERTIBLE NOTES AND DEBT

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

In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of two years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

8.	CONVERTIBLE NOTES AND DEBT (continued)

The beneficial conversion feature was calculated under ASC 470-20, and equaled $255,142. Due to the notes being due on demand, the discount was expensed in fiscal 2003.

In February 2005, a note in the amount of $143,370 was converted into 955,800 units, consisting of one common share at $0.15 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.17 per share expiring on March 9, 2010. In accordance with ASC 470-20, the Company recognized $67,829 for the intrinsic value of the embedded conversion option.

In July 2006, a note in the amount of $61,890 was converted into 343,833 units, consisting of one common share at $0.18 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.20 per share expiring on July 7, 2011. In accordance with ASC 470-20, the Company recognized $29,506 for the intrinsic value of the embedded conversion option.

In July 2006, a note in the amount of $11,655 was converted into 233,092 units, consisting of one common share at $0.05 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.055 per share expiring on July 7, 2011. In accordance with ASC 470-20, the Company recognized $5,565 for the intrinsic value of the embedded conversion option.

In July 2006, a note in the amount of $65,000 was converted into 590,909 units, consisting of one common share at $0.11 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.12 per share expiring on July 19, 2011. In accordance with ASC 470-20, the Company recognized $30,089 for the intrinsic value of the embedded conversion option.

In August 2009, four notes in the amount of $160,945 were converted into 2,204,730 units, consisting of one common share at $0.073 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.08 per share expiring on August 26, 2014. In accordance with ASC 470-20, the Company recognized $71,389 for the intrinsic value of the embedded conversion option.

The effective interest rate of the remaining convertible notes at September 30, 2009 is 335%.

b)

On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the “Notes”), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company’s common stock at a price of $0.60 per share expiring September 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company’s assets. Interest is payable monthly with the first interest payment due on August 1, 2007. Beginning on November 1, 2007, the Company is required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders’ option the Notes are convertible into shares of the Company’s common stock at a conversion price of $0.60 per share. The Company may elect to pay the monthly redemption amounts and accrued interest with shares of its common stock, which will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company’s common stock for the ten trading days preceding the payment date.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

8.	CONVERTIBLE NOTES AND DEBT (continued)

In order to make principal or interest payments with shares of its common stock certain conditions must be met, including the condition that the number of shares to be issued in payment of principal or interest cannot exceed 25% of the total shares traded for the ten trading days prior to the payment date. The Company agreed to file a Form SB-2 Registration Statement (“SB-2”) with the U.S. Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the Notes or the exercise of the share purchase warrants may be resold in the public market. The Company was required to file the SB-2 no later than July 30, 2007 (filed), to cause the SB-2 to become effective by November 26, 2007, and to keep the SB-2 continuously effective until the shares covered by the SB-2 have been sold or can be sold pursuant to Rule 144(k).

In the event the closing price of the Company’s common stock is $1.20 or greater for ten consecutive trading days, the holders will be required to exercise the 3,500,000 share purchase warrants within ten days notice by the Company. Following the exercise of the share purchase warrants, the Company will issue to the holders 3,500,000 new share purchase warrants, which will entitle the holders to purchase 1,750,000 shares of common stock. Two share purchase warrants will be exercisable at a price of $1.20 per share at any time prior to the later of June 25, 2012 or three years from the date the new share purchase warrants are issued.

In accordance with ASC 470-20, the proceeds were allocated between the debt and warrants based on their relative fair values. The relative fair value assigned to the share purchase warrants totaled $1,426,381 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 4.76%; expected life of five years; expected volatility of 176%; and no expected dividends. These amounts were recorded as a debt discount and will be amortized as interest expense over the term of the convertible debentures. The effective interest rate at December 31, 2008 is 406%. For the year ended December 31, 2008, the Company recorded $976,064 (2007 - $791,092) of accretion expense related to the convertible debt.

On August 18, 2008, the Company agreed to re-price the 3,500,000 share purchase warrants to an exercise price of $0.25 per share. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental interest expense of $192,264 for these modified purchase warrants.

On November 26, 2008, the Company received notification from the note holders which modified the terms of the Notes. Pursuant to the notification the interest and principal payments payable in December 2008 and all subsequent principal and interest payments were deferred until May 1, 2009. In addition the principal amount outstanding was increased by $255,000 to $1,955,000.

In accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, the Company determined that the creditor did not grant a concession even though the payments were deferred as the total amount owing by the Company was increased. As at November 26, 2008, prior to the modification of the convertible notes, the carrying value of the convertible notes was $613,738. The remaining unaccreted discount of $304,467 related to the convertible notes was charged to operations in the year ended of 2008.

In accordance with ASC 470-20, the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes was 6.56%.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

8.	CONVERTIBLE NOTES AND DEBT (continued)

The Company incurred $717,668 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the nine months ended September 30, 2009, the Company expensed $326,942 (2008 – $160,825) of the debt issue costs related to the convertible debt.

On May 1, 2009, as a result of the Company defaulting on paying interest and principal repayment, the Company expensed the remaining discount of $69,412 and deferred financing fees of $214,434 relating to the Notes. On June 4, 2009, the Company repaid $36,250 to the debt holders and the amount was applied to the principal. As at June 30, 2009, the carrying value of the convertible notes was $1,918,750.

As a result of the default on repayment, the Company accrued a mandatory prepayment amount of $479,688 at 25% of the outstanding principal, interest in the amount of $232,324 at 18% retroactive from November 1, 2008 and late fee of $12,009 at 18% on the unpaid interest. These amounts owing are included in accrued liabilities.

The Company entered into a loan modification agreement, dated as of August 31, 2009, with the holders of the Notes. Pursuant to the agreement, the defaults were waived and the terms of the Notes were amended as follows:

	-	The maturity date of the Notes was extended to December 31, 2012 and no principal payments are due on the Notes prior to the maturity date.

	-	All interest due on the Notes through June 30, 2009 was added to the outstanding principal balance and as a result the aggregate principal amount of the notes at June 30, 2009 was $2,150,000.

	-	The interest rate on the Notes remains at prime (as adjusted monthly) plus 2.75% per annum and accrued from July 1, 2009 and is payable in arrears on the first day of each month

	-	The conversion price was reset at $0.14 per share.

The present value of the cash flows under the terms of the July 1, 2009 debt instrument was greater than 10% different from the November 26, 2008 debt instrument. As a result, in accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company deemed the terms of the amendment to be substantially different and treated the November 26, 2008 convertible notes extinguished and exchanged for new convertible notes. The fair value of the July 1, 2009 Notes of $1,673,243 was recorded at July 1, 2009. The Company recorded a gain on extinguishment of debt of $969,538.

In accordance with ASC 470-20, for the three months period ended September 30, 2009 the Company determined there was no intrinsic value to the conversion feature and thus no beneficial conversion feature. The Company recorded a discount of $476,757 which equals to the difference of the face value of the new note and the present value of the revised cash flows.

During the three months period ended September 30, 2009, the debt holders converted $200,000 into 1,428,572 shares at $0.14 per share. The Company recorded interest expense of $43,450 related to the amounts converted.

For the nine months ended September 30, 2009, the Company recorded $140,739 (2008 – $910,972) of accretion expense related to the convertible debt. The effective interest rate of the remaining convertible notes at September 30, 2009 is 7.57%.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

9.	COMMON STOCK

	a)	In January 2009, the Company issued 150,000 shares of common stock at a fair value of $36,000 to settle debt.

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

i)

In April 2009, the Company issued 2,070,000 shares of common stock to a former director for the exercise of 1,620,000 options and 450,000 warrants at $0.001 per share. A total of $2,070 was reduced from the outstanding balance of amounts owing to related parties. See note 7(b).

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

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC. )
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U. S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

9.	COMMON STOCK (continued)

	p)	In May 2009, the Company issued 268,730 shares of common stock at a fair value of $21,498 to five employees as bonus.

	q)	In June 2009, the Company issued 300,000 shares of common stock to an investor relations company for their consulting services at a fair value of $26,700.

	r)	In June 2009, the Company issued 816,932 shares of common stock at a fair value of $44,931 to five employees for services provided in June 2009.

	s)	In July 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 to settle debt.

	t)	In July 2009, the Company issued 500,000 shares of common stock at a fair value of $37,500 to settle debt.

	u)	In August 2009, the Company issued 379,452 shares of common stock at a fair value of $31,115 to five employees for services provided in August 2009.

	v)	In August 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 for settle debt..

w)

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

x)

In August 2009, the Company received shares subscriptions of 500,000 units at $0.05 per unit for proceeds of $25,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on August 17, 2011.

	y)	In September 2009, the Company issued 300,000 shares of common stock to an investor relations company for consulting services at a fair value of $24,600.

	z)	In September 2009, the Company issued 143,000 shares of common stock to a director for management services at a fair value of $10,000.

aa)

In September 2009, the Company received shares subscriptions of 500,000 units at $0.07 per unit for proceeds of $35,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on September 3, 2011.

bb)

In September 2009, four notes in the amount of $160,945 were converted into 2,204,730 units, consisting of one common share at $0.073 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.08 per share expiring on August 26, 2014.

	cc)	In September 2009, the Company issued 3,648,947 shares of common stock to a director for the exercise of 3,648,947 options at $0.001 per share for gross proceeds of $3,649.

	dd)	In September 2009, the Company issued 2,000,000 shares of common stock at a fair value of $70,000 for services.

	ee)	In September 2009, the Company issued 92,500 shares of common stock at a fair value of $3,332 to settle debt.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

9.	COMMON STOCK (continued)

	ff)	In September 2009, the Company issued 535,320 shares of common stock at a fair value of $36,402 to five employees for services provided in September 2009.

gg)

In September 2009, the Company issued 6,428,578 shares pursuant to the promissory notes described in Note 6. The aggregate purchase price of $450,000 for the units was allocated equally between the notes and shares contained in each unit. The relative fair value assigned to the shares totaled $225,000.

	hh)	In September 2009, the Company issued 1,428,572 shares to a convertible debt holder for the debt conversion of $200,000.

ii)

In September 2009, the Company issued 400,000 units at $0.05 per unit for proceeds of $20,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on August 18, 2011.

10.	STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 1,906,275 common shares available for future issuance as of September 30, 2009.

Non-Qualified Stock Option Plan

The Company’s Non-Qualified Stock Option Plan authorizes the issuance of common shares to persons that exercise stock options granted. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted stock options pursuant to this plan, provided that bona fide services are rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The stock option exercise price is determined by a committee and cannot be less than $0.001.

On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 3,870,666 common shares available for future issuance as of September 30, 2009.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

10.	STOCK-BASED COMPENSATION (continued)

A summary of the changes in the Company’s stock options is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic Value
	Shares	$	(Years)	$

Outstanding, December 31, 2007	3,666,666	0.03
Granted	570,000	0.001
Exercised	(33,333)	0.001
Expired	(313,333)	0.367

Outstanding, December 31, 2008	3,890,000	0.001	2.99	774,110
Granted	3,717,057	0.001
Exercised	(5,268,947)	0.001
Outstanding, September 30, 2009	2,338,110	0.001	2.88	418,522
Exercisable, September 30, 2009	884,210	0.001	1.28	158,274

During the nine months period ended September 30, 2009, the Company granted 3,717,057 stock options at a fair value of $349,837 to directors, employees and consultants at a below market exercise price of $0.001 per share.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months period ended September 30, 2009 and 2008 were $0.09 and $0.64 per share, respectively. The weighted average assumptions used are as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Expected dividend yield	0%	0%
Risk-free interest rate	1.73%	1.97%
Expected volatility	120%	63%
Expected option life (in years)	2.78	2.0

As at September 30, 2008, there was $102,189 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of five months. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 were $247,648 and $373,294, respectively.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

10.	STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s non-vested options as of September 30, 2009, and changes during the period of September 30, 2008, is presented below:

		Weighted Average
		Grant Date
	Number of	Fair Value
Non-vested shares	Options	$
Non-vested at December 31, 2008
Granted	3,717,057	0.001
Vested	(2,263,157)	0.001
Non-vested at September 30, 2009	1,453,900	0.001

11.	SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

		Weighted Average
		Exercise Price
	Number	$
Balance, December 31, 2007	11,890,672	0.47
Issued	473,500	0.48
Exercised	(84,210)	0.19
Expired	(505,000)	0.81
Balance, December 31, 2008	11,774,962	0.35
Issued	7,812,422	0.10
Exercised	(450,000)	0.001
Expired	(2,184,573)	0.77
Balance, September 30, 2009	16,952,811	0.14

In January 2009, the Company extended the term of 2,455,000 share purchase warrants. In accordance with ASC 718, Compensation –Stock Compensation, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $3,349 for these modified share purchase warrants.

In April 2009, the Company extended the term and modified the exercising price of 1,000,000 share purchase warrants. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $63,074 for these modified share purchase warrants.

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

11.      SHARE PURCHASE WARRANTS (continued)

As at September 30, 2009, the following share purchase warrants were outstanding:

	Exercise
	Price
Warrants	$	Expiration Date

1,275,000	0.08	January 15, 2010
955,800	0.17	March 09, 2010
115,000	0.65	May 01, 2010
541,666	0.12	October 31, 2010
199,311	0.17	November 11, 2010
133,500	0.30	November 30, 2010
307,692	0.17	January 02, 2011
900,000	0.11	April 5, 2011
1,000,000	0.11	June 15, 2011
233,092	0.06	July 07, 2011
343,833	0.20	July 07, 2011
590,909	0.12	July 19, 2011
500,000	0.11	August 17, 2011
400,000	0.11	August 18, 2011
500,000	0.11	September 3, 2011
252,278	0.05	December 31, 2011
2,000,000	0.11	April 1, 2012
1,000,000	0.25	April 30, 2012
3,500,000	0.25	June 27, 2012
2,204,730	0.08	August 26, 2014

16,952,811

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

12.	FAIR VALUE MEASUREMENTS

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

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

Pursuant to ASC 825, the fair value of the cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Marketable securities and convertible notes are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2009 as follows:

BIOCUREX, INC.
(formerly, WHISPERING OAKS INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
NINE MONTHS ENDED September 30, 2009 AND 2008
(unaudited)

12.	FAIR VALUE MEASUREMENTS (continued)

		Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30, 09
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$364,020	$–	$–	$364,020
Total assets measured at fair value	$364,020	$–	$–	$364,020
Liabilities:
Loan payable	$–	$296,644	$–	$296,644
Convertible notes	–	1,527,780	–	1,527,780
Total liabilities measured at fair value	$–	$1,824,424	$–	$1,824,424

13.	COMMITMENTS AND CONTINGENCIES

a)

On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of September 30, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b)

On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

14.	SUBSEQUENT EVENTS

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 12, 2009. During this period, the Company did not have any material recognizable subsequent events other than as disclosed below:

a)

In October 2009, the Company issued 500,000 units that it sold in August 2009. See note 9(x). Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on August 17, 2011.

	b)	In October 2009, the convertible debt holders elected to convert $100,000 of the principal amount of those notes into 714,286 shares of common stock. See Note 8(b).

c)

On October 5, 2009, the Company filed a registration statement for a proposed offering of 1,200,000 units. As set forth in the registration statement, the unit offering price is expected to be approximately $5.00 and each unit will consist of an equal number of the Company’s common shares and share purchase warrants. The number of the Company’s common shares and share purchase warrants included in each unit will be based on the market price of a share of the Company’s common stock at the time of offering. At September 30, 2009, $89,540 of costs associated with this offering were included in deferred financing costs.

	d)	On October 27, 2009, the Company’s shareholders approved a legal name change to BioCurex, Inc. and increased the Company’s authorized common shares to 450,000,000.

	e)	On November 11, 2009, the Company issued an aggregate of 1,785,715 shares of common stock to three investors. These shares were sold in September 2009. See Note 6(b).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

        We are a development stage company focusing on developing and commercializing products for the early detection, diagnosis and monitoring the recurrence of cancer. We have developed and evaluated in clinical trials a blood test that can detect the presence of cancer in humans and animals using a new cancer marker named RECAF. We developed and own, royalty free, the proprietary technology related to the RECAF marker, with patents granted in the United States, Europe and China and pending in other major worldwide markets.

        RECAF is a molecule found on most cancer cells, including breast, colon, prostate and lung cancers, but not on normal cells. RECAF can be used in blood tests to determine if a patient has cancer. The blood test can be formatted for manually testing by laboratory technicians or to be run on automated instrumentation typically found in large clinical and hospital laboratories. It can also be formatted as a POC single use rapid test for use in physicians’ offices, urgent care facilities and at the bedside. Once approved by the FDA, the tests could be used in general screening or in high-risk patients to determine if an individual has cancer.

        Unlike other notable cancer markers, such as CEA and PSA, which only detect the presence of a specific cancer type (CEA for colon cancer and PSA for prostate cancer), RECAF is found on most types of cancer and, therefore, could have much broader use than most of the previous cancer markers in development or currently in use. Moreover, unlike existing cancer markers, RECAF has been shown to detect early stages of breast and prostate cancers when the likelihood of cure is highest.

        We have granted Abbott Laboratories and Inverness Medical Switzerland GmbH, two large diagnostic equipment manufacturers, semi-exclusive licenses to use the RECAF tests on blood samples processed in automatic equipment typically found only in large clinical/hospital laboratories and non-exclusive licenses for other test formats. Under the terms of these licenses we can grant one additional similar semi-exclusive license for automated testing and we have retained rights for manual tests not processed in automatic equipment, POC tests for the physicians’ office and including all other single format potential uses, and all test formats used for veterinary applications. The Abbott license has been amended to relieve them of research and development responsibilities and, to our knowledge, they have not taken any steps towards commercializing our technology. Inverness has been conducting research and development, trying to adapt our technology to their diagnostic platform. To our knowledge, they have not reached the stage where they are prepared to enter into clinical trials in order to obtain FDA approval or to commercialize our technology or any related products.

        We have previously developed the following tests, which are no longer the focus of our growth plans, for the detection of cancer in tissue or cells based on RECAF technology:

  Histo-RECAF - a tissue-based cancer detection test that involves staining cancer cells, thereby allowing a pathologist to easily view the cancer cells with the use of a microscope; and

  Cryo-RECAF—a cell-based cancer detection test that can be used by pathologists during surgery to determine whether cancer cells are benign or malignant.

Our principal objectives for the twelve months ended November 30, 2010 are to:

  grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

  commercialize veterinary applications of RECAF testing technology not requiring regulatory approvals;

  finish developing a POC rapid format test for the doctor’s office, bedside and veterinary use;

  conduct clinical trials and seek FDA approval for marketing of the POC rapid format test; and

  commercialize manual testing formats, principally in large cities in foreign countries where further regulatory clearance is not required.

        We cannot assure you that we can successfully achieve any of these objectives.

        All research involving RECAF is conducted on our behalf by Pacific BioSciences Research Centre (“PBRC”), which is owned by Dr. Ricardo Moro-Vidal, our chief executive officer and a member of our board of directors. We expect that PBRC will also function as a testing laboratory for the veterinarian market once it is developed.

        We have entered into an agreement with PBRC under which we will pay PBRC fees for research and development and general and administrative expenses. The material terms of the agreement include the following:

  The balance that we owe to PBRC as the date we complete the Offering (as defined below), will be payable on January 2, 2013. At September 30, 2009, the amount owed to PBRC was approximately $390,000.

  The amount due will accrue interest at a rate equal to the prime rate. Interest will be payable monthly.

  We will pay PBRC monthly for its services in an amount that is equal to all costs incurred by PBRC plus a 15% profit. Such costs will not include any salary paid by PBRC to Dr. Moro-Vidal.

  To the extent the profit in any calendar quarter exceeds $62,500 such excess will reduce the amount owed by us to PBRC.

  PBRC will not be allowed to provide services to any person or entity other than us. However, we will be allowed to use other laboratories together with or in lieu of PBRC. In addition, we will have the right to terminate the agreement with PBRC at any time upon 90 days prior written notice.

  PBRC has assigned to us all of its right, title and interest in and to all intellectual property developed or to be developed, including, but not limited to, know-how, processes, data and research results and all tangible property relating to RECAF.

  The initial term of the agreement expires December 31, 2013 and we have the right to extend the agreement for two additional four-year terms.

  If we terminate the agreement for any reason other than on account of a default by PBRC, then (i) we must pay PBRC a cancellation payment in an amount equal to 15% of the costs incurred by PBRC for the six months preceding such termination, (ii) we must give PBRC a perpetual non-exclusive license to our RECAF technology and (iii) PBRC may thereafter perform services for any person or entity.

Liquidity and Capital Resources

        We do not have any lines of credit with banks or other financial institutions or any other traditional financing arrangements. We will need additional capital until we are able to generate significant revenues to cover our expenditures. Since January 2003, we have been able to finance our operations through the private sale of securities and from borrowings from private lenders.

        Our sources and (uses) of cash during the nine months ended September 30, 2008 and 2009 were as follows:

	2008	2009

Cash provided (used in) operations	$(309,530)	$(248,256)
Patent costs	$(174,711)	$(63,760)
Sale of investment securities	$19,564	$12,608
Advances (loans) from related parties	$(126,041)	$63,185
Repayment of convertible notes	$(725,000)	$(36,250)
Proceeds from loans payable	-	$575,000
Sale of common stock, net of offering costs	$234,933	$304,814

Convertible Notes and Warrants

        By agreement dated as of June 25, 2007, we sold secured convertible notes and warrants to two private investors for $3,000,000. These notes bore interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. These notes were due and payable on June 25, 2010 and are secured by substantially all of our assets.

        Interest on these notes was payable monthly and was due the first day of every month. We were also required to make monthly payments of $100,000 towards the principal amount of the notes. If we failed to make any interest or principal payment when due, the notes would become immediately due and payable. At the holder’s option, the notes were convertible into shares of our common stock at a conversion price of $0.60.

        We failed to make certain required principal payments on the notes when due, resulting in a default. As of August 31, 2009, we entered into a Loan Modification Agreement with the holders of those notes. Under this agreement, the defaults were waived the original secured convertible notes were exchanged for amended secured convertible notes having the following terms:

  All interest due on the original notes through June 30, 2009 was added to the outstanding principal balance of the amended and, a result, the aggregate principal amount of the amended notes was determined to be $2.15 million.

  The interest rate remains at prime (as adjusted monthly on the first business day of each month) plus 2.75% per year and accrues from July 1, 2009 and is payable in arrears on the first day of each month.

  The notes are secured by a lien on all of our assets, including our patents and other technology.

  The maturity date is extended to December 31, 2012 and, except as provided below, no principal payments are due on the notes prior to the maturity date.

  The conversion price is reduced to $0.14 The maximum number of shares that we are obligated to issue upon the exercise of the holder’s conversion right may not exceed 4.99% of the total number of shares outstanding after giving effect to the conversion of the notes.

  Our failure to close a firm commitment underwritten registered public offering of our common stock (including a sale of units which units include shares of our common stock) for gross proceeds of at least $3,000,000 on or before February 19, 2010 (a “Qualified Offering”) will result in a default.

  Upon the closing of a Qualified Offering, we must offer to prepay the outstanding principal of the amended notes in an amount equal to the greater of 20% of the net proceeds we receive from such Qualified Offering or $600,000.

  If the underwriter(s) of the Qualified Offering elect to exercise their option to cover over-allotments, we must offer to prepay the principal amount of the amended notes in an amount equal to 50% of the gross proceeds we receive from such transaction.

  If we sell any equity or debt securities other than in a Qualified Offering, we must offer to prepay the principal amount of the amended notes in an amount equal to 30% of the gross proceeds we receive from such transaction.

  If we receive any revenue from licensing arrangements, we must offer to prepay the principal amount of the amended notes in an amount equal to 10% of such revenues.

  The holders of the notes have ten business days to decide whether or not to accept any such offer of prepayment.

  We may not prepay the amended notes. However, we may elect to deposit with an escrow agent an amount, in cash, sufficient to pay all of the then outstanding principal and interest accruing to the maturity date of the amended notes, in which event all of the covenants in the notes (except for the conversion rights) will be terminated and the holders will release their security interest in all of our property, except for cash collateral.

        On September 17, September 30 and October 23, 2009, the holders of the amended secured convertible notes elected to convert an aggregate of $300,000 of the principal amount of those notes into an aggregate of 2,142,858 shares of our common stock, reducing the outstanding principal amount of the secured notes to $1.85 million.

Unsecured Notes

        In September 2009, we sold units consisting in the aggregate of (i) 8,214,292 of our shares of common stock and (ii) $575,000 principal amount of unsecured promissory notes. As of September 30, 2009, 6,428,578 of those shares had been issued. The balance of the shares, 1,785,715, was issued in November, 2009. The gross proceeds to us from the sale of these securities were $575,000 and the net proceeds after the payment of fees to the placement agent were $511,500. The notes bear interest at a rate of 10% per annum. Notes having an aggregate principal amount of $450,000 are due and payable on the earlier of (i) August 31, 2010 or (ii) the completion of an equity offering in which the gross proceeds are at least $3 million. The balance of the notes are due and payable on the earlier of (i) January 31, 2013 or (ii) 30 days after all amounts due with respect to the amended secured convertible notes have been paid in full or fully “cash collaterized.”

The Offering

         On October 5, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission registering the sale of up to $6 million worth of units. Each unit will consist of an as yet undetermined number of shares of our common stock and redeemable common stock purchase warrants. We expect that the offering price for the units will be approximately $5.00 per unit.

Operating Requirements

        We anticipate that our operating requirements for the twelve month period ending November 30, 2010 will be:

Research, development and production of our diagnostic products	$1,000,000
General and administrative expenses	750,000
Marketing and investor communications	150,000
Business development	200,000
Payment of interest on amended senior convertible notes and
unsecured promissory notes	150,000
Payment of outstanding liabilities	250,000
$2,500,000

        Our most significant capital requirements are general research and development and administrative expenses. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services), average approximately $60,000 per month. Our research and development expenses vary, depending upon available capital. When more capital is available to us, research and development expenses increase. Conversely, research and development expenses decline when less capital is available.

        We may not be successful in obtaining additional capital in the future. If we are unable to raise the capital we need, our research and development activities will be curtailed or delayed and our operations will be reduced to a level which can be funded with the capital available to us.

Segment Reporting

        Our business is managed and financial results are reported as one segment. We focus on consolidated results to make strategic and tactical decisions. In addition, important functions, such as marketing and research and development, are made on a company-wide basis.

Evaluation of Financial Performance

        We evaluate our financial performance based on revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. We use earnings before interest, taxes, depreciation and amortization as a performance measure of operational cash flows.

Results of Operations

        The following table compares our statement of operations data for the three and nine months ended September 30, 2008 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including our ability to commercialize various products and the success we have with those efforts and whether we are successful in obtaining a third semi-exclusive license for Serum-RECAF.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue	$-	$-	$1,000,000	$--
General and administrative	253,394	140,371	770,927	607,360
Amortization	10,294	10,641	26,898	30,661
Professional and consulting fees	74,910	176,554	335,457	325,990
Research and development	151,066	199,586	513,959	432,814
Total operating expenses	489,664	527,152	1,647,241	1,396,825
Loss from operations	(489,664)	(527,152)	(647,241)	(1,396,825)
Other expense, net	(500,845)	793,945	(1,636,700)	(423,001)
Net income (loss)	$(990,509)	$266,793	$(2,283,941)	$(1,819,826)
Unrealized gain (loss) on investment
securities	(20,155)	-	28,819	15,529
Total comprehensive income (loss)	$(1,010,664)	$266,793	$(2,255,122)	$(1,804,297)

Three Months Ended September 30, 2008 and 2009

        We had no revenue in the third quarter of 2008 and 2009. Operating expenses for the 2009 quarter were approximately 7.6% higher than they were in the 2008 quarter. Also, for the 2009 period we reported net income and total comprehensive income compared to a net loss and a total comprehensive loss in the 2008 period as a result of gain upon extinguishment of debt as described below.

        Material changes of items in our Statement of Operations for the three months ended September 30, 2009, as compared to the same period in the prior year, are as follows:

        General and Administrative expenses. General and administrative expenses decreased by approximately 45%. This decrease was primarily attributable to lower stock compensation expense as a result of the resignation of one of Dr. Gerald Wittenberg, one of our senior executives and a member of our board of directors and reduction in investor relations expense.

        Professional and Consulting Fees. Professional and consulting fees increased by approximately 136% in the 2009 period over the 2008 period. Most of these fees were attributable to general legal services as well as expenses incurred with respect to the special meeting of stockholders held in October 2009.

        Research and Development Expenses. Research and development expenses increased by approximately 32% in the 2009period compared to the 2008 period as we began to develop veterinary applications for our technology.

        Net Income. On August 31, 2009, we entered into a loan modification agreement with the holders of the secured convertible notes pursuant to which we exchanged the original notes for new notes with significantly different terms. As a result, we deemed the debt evidenced by the original notes to have been satisfied, resulting in gain on extinguishment of debt in the amount of $969,538.

Nine Months Ended September 30, 2008 and 2009

        Operating expenses for the nine months ended September 30, 2009 were approximately 15.2% lower than those for the comparable 2008 period. The decrease was due to the fact that we had to curtail our activities because we had no revenue in the 2009 period. Material changes of items in our Statement of Operations for the nine months ended September 30, 2009, as compared to the same period in the prior year, are as follows:

        Revenue. In the 2008 period, we received a $1 million up-front licensing fee from Inverness. We had no revenue in the 2009 period.

        General and Administrative Expenses. The decrease from 2008 to 2009 was primarily attributable to lower stock-based compensation expenses, as a result of the resignation of one of our senior executive officers and directors, and lower public relations expenses.

        Professional and Consulting Fees. In addition to the amounts reflected in the table above, in the 2009 period we also incurred professional fees in connection with preparing and negotiating to the terms of the loan modification agreement with the holders of our secured convertible notes, negotiating the terms of our unsecured promissory notes and preparing the agreements and documents in connection with the offer and sale of those notes and preparing and filing the registration statement relating to the Offering. As of September 30, 2009, $227,000 of professional fees was included in deferred financing costs.

        Research and Development Expenses. Research and development expenses were lower in the 2009 period as a result of decreased use of chemicals and laboratory supplies.

        Other Expense, Net. This category includes net interest expense, amortization of debt issuance costs and accrued discounts on our convertible notes. While the accrued discount amount decreased, the amortization of debt issuance cost and interest expense increased resulting in an overall increase in this category. The increase in interest expense was primarily the result of the fact that we were in default of the notes for failing to make payments when due and interest was calculated at the default rate of 18%. On August 31, 2009, we entered into a loan modification agreement with the holders of the original secured convertible notes. We deemed the terms of the amendment to be substantially different and treated the original secured convertible notes extinguished and exchanged for the amended secured convertible notes. As such, we recorded a gain on extinguishment of debt of $969,538.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 14.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

        Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

        Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Registration Payment Arrangements. The Company accounts for registration rights arrangements and related liquidated damages provisions under FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Entity, which addresses an issuer’s accounting for registration payment arrangements. ASC 815-40 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies.

        Long-lived Assets. In accordance with ASC 360, “Property Plant and Equipment” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

        Investments. Investments consist of equity securities classified as “available-for-sale” securities under FASB ASC 320, “Investments – Debt and Equity Securities,” and are reported at fair value. Accordingly, unrealized gains and losses on these investments are reflected as other comprehensive income in stockholders’ equity.

        Stock-based Compensation. We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Item 4T. Controls and Procedures.

        (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

        (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        On August 7, 2009, we issued 1,000,000 units that were purchased in June 2009. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on June 15, 2011. We recorded a commission of $2,500 that was paid in July 2009 in connection with this private placement.

        On August 18, 2009 we issued 143,000 shares of our common stock to a third party, in exchange for services rendered to us.

        On August 29, 2009 we issued 2,204,730 shares of our common stock to note holders upon the conversion of a total principle balance of $160,945.

        In September 2009 we sold 400,000 shares to a private investor for $20,000.

        In September 2009 we sold $575,000 in unsecured promissory notes and 8,214,293 shares of our common stock to private investors. Notes with a principle of $450,000 mature August 31, 2010 and notes with a principle of $125,000 mature January 31, 2013. The notes bear interest at 10%. A placement agent was paid a commission of $63,000 in connection with the sale of these securities.

         In September and October of 2009 we issued 2,142,858 shares of our common stock to note holders upon the conversion of $300,000 in note principle.

        We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the securities referenced above. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the securities bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

Item 6. Exhibits

Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCUREX, INC.

November 13, 2009	By:	/s/ Ricardo Moro
Dr. Ricardo Moro – President, Chief Executive
Officer

November 13, 2009	By:	/s/ Gladys Chan
Gladys Chan – Chief Financial Officer