Form 10-K
period 2009-12-31
BIOCUREX INC
filed 2010-04-01
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26947

                                 BIOCUREX, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its charter)

            Texas                                  75-2742601
   ------------------------            ---------------------------------
   (State of incorporation)            (IRS Employer Identification No.)

                      7080 River Road, Suite 215
                      Richmond, British Columbia                 V6X 1X5
                ---------------------------------------         ---------
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):   [ ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2009, was approximately $4,198,066.

As of March 31, 2010, the Registrant had 166,146,674 outstanding shares of common stock.

Documents Incorporated by Reference:   None

ITEM 1.  DESCRIPTION OF BUSINESS

      We were incorporated in Texas in December 1997 under the name Whispering Oaks International, Inc. Between March 2001 and October 2009 we did business under the name Biocurex, Inc. In October 2009 our shareholders approved an amendment to our Articles of Incorporation which officially changed our name to Biocurex, Inc.

Overview

      We are a development stage company focusing on developing and commercializing products for the early detection, diagnosis and monitoring the recurrence of cancer. We have developed a blood test that can detect the presence of cancer in humans and animals using a new cancer marker named RECAF. We developed and own, royalty-free, the proprietary technology related to the RECAF marker, with patents granted in the United States, Europe and China and pending in other major worldwide markets.

      RECAF is a molecule found on most cancer cells, including breast, colon, prostate and lung cancers, but not on normal cells. RECAF can be used in blood tests to determine if a patient has cancer. The blood test can be formatted for use on automated instrumentation typically found in large clinical and hospital laboratories or manually. It can also be formatted as a point-of-care (POC) single use rapid test for use in physicians' offices, urgent care facilities and at the bedside. Once approved by the FDA, the tests could be used in general screening or in high risk patients to determine if an individual has cancer. It could also be used to detect recurrence of cancer in patients after therapy.

      Unlike other notable cancer markers that only detect the presence of a specific cancer type (CEA for colon cancer and PSA for prostate cancer), RECAF is found on most types of cancer and, therefore, could have much broader use than most other cancer markers in development or currently in use. Moreover, unlike existing cancer markers, RECAF has been shown to detect early stages of breast and prostate cancers when the likelihood of cure is highest.

      We have granted Abbott and Inverness, two large diagnostic equipment manufacturers, semi-exclusive licenses to use the RECAF tests on blood samples processed in automatic equipment typically found only in large clinical/hospital laboratories and non-exclusive licenses for other test formats. Under the terms of these licenses, we can grant one additional similar semi-exclusive license for automated testing and we have retained rights for manual tests not processed in automatic equipment, POC rapid tests for the physicians' office, including all other single-format potential uses and all test formats used for veterinary applications. The Abbott license has been amended to relieve them of research and development responsibilities and, to our knowledge, they have not taken any steps towards commercializing our technology. Inverness has been conducting research and development trying to adapt our technology to their diagnostic platform. However, to our knowledge, they have not yet reached the stage where they are prepared to enter into clinical trials in order to obtain FDA approval or to commercialize our technology or any related products.

      We have previously developed the following tests, which are no longer the focus of our growth plans, for the detection of cancer in tissue or cells based on RECAF technology:

     o    Histo-RECAF--a   tissue-based  cancer  detection  test  that  involves
          staining cancer cells, thereby allowing a pathologist to easily view the cancer cells with the use of a microscope; and

     o Cryo-RECAF--a cell-based cancer detection test that can be used by pathologists during surgery to determine whether cancer cells are benign or malignant.

      Our principal objectives for the twelve months ending March 31, 2010 are as follows:

     o grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

     o    commercialize   veterinary   applications  not  requiring   regulatory
          approvals;

     o finish developing a POC rapid format test for the doctor's office, bedside and veterinary use;

     o conduct clinical trials and seek FDA approval for marketing of the POC rapid format test; and

     o commercialize manual testing formats, principally in large cities in foreign countries where further regulatory clearance is not required.

Cancer

      Cancer is a term used for diseases in which abnormal cells divide without control and are able to invade other healthy tissue. Cancer cells spread to other parts of the body through the blood and lymph systems. There are more than 100 different types of cancers which are named for the organ or type of cell in which they appear - e.g., lung cancer, colon cancer, breast cancer, prostate cancer, liver cancer and stomach cancer.

      The American Cancer Society has estimated that there were over 12.3 million new cancer diagnoses worldwide and roughly 7.6 million deaths during 2007, of which nearly 40% were in developed nations. Although the United States has reported declining cancer-related deaths for the past few years, the World Health Organization estimates that worldwide there will likely be approximately 16 million new cancer diagnoses annually by the year 2020, with roughly 10 million related deaths each year. Over the next 20 years, the global incidence of cancer is projected to increase by 50%. We believe that the growing numbers of people developing and living with cancer will continue to increase the demand for cancer diagnostic products. In particular, two diagnostic areas that have significant unmet need are the early detection of primary cancer and early detection of recurrence after therapy.

Market Dynamics

      The oncology market is one of the largest pharmaceutical markets. The global cancer market is forecast to grow at an average annual growth rate of 5.49% to $53.1 billion in 2009, up from $38.5 billion in 2003. Overall costs of cancer in 2008 were estimated to be $228.1 billion, composed of $93.2 billion for direct medical costs (total of all health expenditures), $18.8 billion for indirect morbidity costs (cost of lost productivity due to illness), and $116.1 billion for indirect mortality costs (cost of lost productivity due to premature death).

Worldwide Cancer Diagnostics Market

     As of 2005, the global market for laboratory-based diagnostic tests exceeded $25 billion annually, with molecular diagnostic testing growing by approximately 20% each year and forecast to reach over $5 billion by 2009. Within this larger diagnostics market, cancer testing is anticipated to experience some of the most robust growth over the next three to five years, having recently exceeded $1 billion in annual sales. We believe that the primary drivers for sales of diagnostic products for cancer markers are performance, price, service and marketing. At present, the five largest markets for these products are the United States, Europe, Japan, China and India.

Need for Improved Early Detection Methods

      Cancer that is detected early has the best prognosis. If cancer is diagnosed early in the disease process, before it spreads (metastasizes) to surrounding tissue, physicians are more likely to be able to successfully treat the patient and the likelihood of survival can be significantly increased. Surgical removal of malignant tumors is much less effective once cancer cells have invaded additional locations, many of which are undetectable.

      While advances in early detection have improved the prognosis of many cancers, prostate, lung, and breast cancers are still among the most commonly diagnosed and the most fatal cancers. For example, among both men and women, lung cancer is the number one cause of cancer-related death, which is believed to be due to the lack of early detection methods. By the time of diagnosis, only approximately 16% of lung cancer patients have tumors that are still in an early stage. For these patients, the five-year survival rate is 50% versus 15% when more advanced tumors are also included. If breast cancer is caught and treated at its earliest stages, patients have five-year survival rates between 81% and 100%. However, if the cancer progresses to Stage IV before it is diagnosed, a patient's likelihood of survival at five years is only 20%.

Cancer Markers

      Cancer markers are a group of proteins, hormones, enzymes, receptors and other cellular products that are over expressed (produced in higher than normal amounts) by malignant cells. Cancer markers are usually normal cellular constituents that are present at very low levels in the blood of healthy persons. If the substance in question is produced by the cancer, its levels will be increased in blood or other body fluids or in the tissue of origin.

      Detecting a cancer marker in higher-than-normal amounts in the body may signify the presence of a malignancy. For some indications, the expressed amount of a particular marker can also signal the disease's stage (i.e., how far the cancer has progressed). For instance, a common cancer marker for liver cancer, alpha-fetoprotein ("AFP"), not only signals the potential presence of liver cancer, but can also indicate the size of the tumor. However, it is important to note that AFP's sensitivity as a cancer marker is only approximately 60%, meaning that roughly 40% of patients with liver cancer do not have an elevated AFP. (In oncology, sensitivity is the ability of a test to detect cancer. If all cancer patients test positive for having cancer with a particular test, the test's sensitivity would be 100%. Specificity measures how well the test detects healthy individuals, i.e., whether it produces false positives, that is, falsely identifies patients as having cancer when they do not. If a test does not return any false positives, it has 100% specificity.)

Cancer Markers in Clinical Use

   Markers                                   Associated Cancers
   -------                                   ------------------

   Alpha-fetoprotein ("AFP")                 Testicular cancer, Liver cancer
   CA-125                                    Ovarian cancer, Endometrial cancer
   Carcinoembryonic antigen ("CEA")          Colorectal cancer
   Prostate specific antigen ("PSA")         Prostate cancer
   Human chorionic gonadotropin ("hCG")      Testicular cancer, Choriocarcinoma
   Nuclear matrix protein ("NMP22")          Bladder cancer

      After testing for a cancer marker, further identifying the cells that express the marker may enable a definitive diagnosis. Oncologists measure marker levels to assess a patient's response to treatment, evaluate appropriate future treatments, and check for signs that the cancer may be recurring. If, after treatment, marker levels have decreased from the level at diagnosis, it may indicate that the cancer is responding favorably to the treatment. Conversely, if marker levels rise, the oncologist may consider an alternative therapy option, as the tumor is probably not responding to treatment. Depending upon the patient and the cancer, these follow-up tests may be continued for life, occurring as frequently as every two to three months.

Limitations of Current Cancer Markers

      We believe that validation of new cancer markers is one of the most important goals in cancer research. The National Cancer Institute (NCI) emphasized the need for finding new markers for prostate cancer as well as identifying markers for hard-to-detect cancers, such as those in the ovary and pancreas. In addition, the NCI specifically listed validating cancer markers for disease prognosis, metastasis, treatment response, and progression as one of its future strategies. The continuing need for enhanced cancer diagnostic markers is partly due to the limitations of current markers.

      Although there has been significant historical research into cancer diagnostics, we believe that few cancer markers have been accepted into clinical use. Moreover, markers are not used today as the sole method to diagnose cancer due to several factors that limit the capabilities of current cancer markers to accurately diagnose the disease. These limitations have prevented cancer marker tests from functioning as wholly effective screens for many cancers. We believe that a cancer marker that is expressed on all cancer cells regardless of type would be an effective screening tool.

     o Currently available markers are not 100% specific to a particular type of cancer, indicating that other non-cancerous conditions can also cause an increase in certain cancer markers. For example, elevated levels of the prostate-specific antigen (PSA), a marker for prostate cancer, do not always signal a malignant condition. The NCI reports that only 25% to 35% of men that express higher-than-normal amounts of PSA in the blood actually have prostate cancer. The remaining 65% to 75% of men have benign prostate conditions, such as inflammation, which also cause an increase in PSA levels.

     o If the minimum PSA value is increased (where men would have to show even higher levels of the marker in order to enable detection by a PSA test), the PSA could be considered to be more accurate, as more men will likely be correctly identified as having prostate cancer and not a benign condition. However, for many of these men, waiting for their PSA levels to

     o increase to an amount detectable by a more stringent test also prevents early detection of the prostate cancer. If the PSA cut-off value is increased, over 50% of men may not be diagnosed with prostate cancer until after their tumor has spread beyond the prostate gland, significantly decreasing the likelihood of successful treatment. As a result, there is still an unmet need for a clinically effective diagnostic technique for the early detection of prostate cancer.

     o Many markers are also restricted to only certain cancers. For example, the PSA test can help detect prostate cancer, but would not be used to screen for breast cancer.

     o The same marker is not always expressed on every patient's cancer even if it is related to the same organ. For instance, Genentech's cancer drug, Herceptin, treats metastatic breast cancer that is positive for human epidermal growth factor receptor 2 (HER2). However, HER2 over-expression occurs in only approximately 25% of women with breast cancer.

     o The detection of "normal" levels of a cancer marker can occasionally be ambiguous. For some cancer markers (such as CA-125, which is more prevalent in ovarian cancer cells than in other cells), even individuals without the cancer can demonstrate varying levels of the marker. In some cases, CA- 125 expression depends on age and gender, with women younger than 50 having higher amounts of this protein in their bodies than women over 50 or men. Like other markers, benign conditions, including infections and endometriosis, can also cause elevated CA-125 levels. As a result, the classification of a normal value is difficult. MedlinePlus, a service of the U.S. National Library of Medicine and the National Institutes of Health (NIH), reports that perceived normal CA-125 levels vary depending on which laboratory is administering the test. Consequently, CA-125 tests are more effectively used to monitor the progression of ovarian cancer and the patient's response to treatment, rather than to diagnose the cancer in an otherwise healthy individual.

      In addition, in the early stages of cancer, many patients express relatively low levels of known cancer markers, evading detection by current cancer marker tests. As a result, even widespread markers--such as carcinoembryonic antigen (CEA), which can be found in patients with a variety of cancers--are not effective at detecting occult (hidden) cancers. The CEA assay, discovered by Dr. Phil Gold, a member of our board of directors, was one of the first successful blood tests to enter general clinical use.

Types of Cancer Testing

      Cancer testing encompasses a wide variety of products and technologies, including the following: (1) assays for cancer markers; (2) imaging, such as mammography (a breast X-ray to detect tumors); (3) clinical chemistry assays that detect changes in normal physiological parameters; and (4) cytological and histological tests. Each of these procedures is used for at least one of three tasks--screening, diagnosis/monitoring, or imaging--each of which is briefly described below.

      Screening. Cancer screening entails performing regular tests on people who have no symptoms. Mammograms, Papanicolaou (Pap) smears, and PSA tests are all examples of cancer screens. These tests can reveal hidden diseases, but need further corroboration, such as a tissue biopsy, to provide a final diagnosis. Most cancer marker tests do not have high enough measures of sensitivity or specificity to be considered useful as a cancer screen. Even the PSA test, which is routinely used to screen men for prostate cancer, is still debated as to its usefulness in older males.

      Diagnosis/Monitoring. Cancer markers are primarily used for diagnostic and monitoring purposes. While typically markers alone are not used to diagnose a disease, they do help determine if cancer is likely. They also help monitor the cancer's progression, response to treatment, and potential for recurrence. To test for a marker, a sample of the patient's tissue, blood or other body fluid is sent to a laboratory where the detection of the marker is determined.

      Imaging. In healthcare, imaging is the process by which physicians obtain pictures of the body's interior. Oncologists use imaging as a noninvasive method to help see tumors and detect occult metastatic cancer. Special dyes are often administered to enable organs to show up better on film. We believe that there are two primary unmet needs in imaging at present: (1) the existence of a marker test that can detect cancerous cells before the disease clinically manifests itself; and (2) the presence of a marker to identify secondary cancer after the primary treatment has begun.

      Cancer testing is dominated by serum-based cancer markers, including CEA, PSA, CA-125, bladder tumor antigen (BTA), and TruQuant BR (for monitoring breast cancer). In 2003, worldwide sales of these serum assays were approximately $860 million. We estimate that there are over 100 million serum screening tests performed each year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA, a relatively insensitive assay for colorectal cancer, are estimated to be over $300 million annually. In The Nation's Investment in Cancer
Research: A Plan and Budget Proposal for Fiscal Year 2008, the NCI emphasized the need for improved markers for prostate cancer as well as the development of more markers for hard-to-detect cancers. In addition, the NCI specifically listed validating cancer markers for disease prognosis, metastasis, treatment response, and progression as one of its future strategies.

Reasons for Growth of Cancer Diagnostics

      The following factors may affect the size and growth of the worldwide cancer diagnostic market:

      Demographic shifts due to an aging population. The United Nations has documented a rapidly aging population worldwide. In developed countries, the number of individuals over 60 years old exceeded the number of children under 15 years old for the first time in 1998. While risk factors for cancer include tobacco and alcohol use, diet, and sun exposure, one of the most significant factors is age. For example, more than 65% of all prostate cancers occur in men over the age of 65, and overall, approximately 77% of all cancers are diagnosed in individuals over the age of 55.

      Increased focus on early detection and diagnostics. According to the NCI, 85% of cancer patients are treated in community-based, private practice oncology settings. Accordingly, global expansion of cancer marker technologies may be fueled by an increased marketing of new diagnostic tests to physicians. In addition, as a growing number of people are considered to be at high risk for developing cancer, diagnostic tests may also be administered more frequently.

      Reimbursement, third-party payers and financing for companies developing diagnostics. In the United States, the costs of a variety of medical procedures, including diagnostic laboratory tests, are covered by both federal and private insurance plans. We believe the reimbursement policies of healthcare providers will drive increased usage of cancer marker tests and that reimbursement amounts will reflect the usefulness of the tests--the more accurate the test, the higher the reimbursement amount. On that basis, a RECAF-based test, which has broad applicability and is highly accurate, should command a relatively high reimbursement amount. Due to cost containment practices of managed care organizations as well as federal healthcare programs, certain testing technologies may be used more selectively by medical providers. We estimate that reducing healthcare expenses could lead to the reduction or the elimination of cancer markers with low associated sensitivities and specificities. We want to market RECAF as a high value-added test with widespread utility and significant predictive value that will meet applicable cost containment guidelines.

      Funding for basic and disease-related research. The NIH invests over $28 billion annually in medical research, of which an estimated $5.5 billion was spent on cancer research in particular during fiscal year 2008, which ended September 30, 2008. Additionally, R&D spending is increasing, with the top 100 biotechnology companies having spent approximately $14.8 billion on R&D during 2006, up from $12.6 billion in 2005 and $11.2 billion in 2004.

      An increased focus on lowering healthcare spending via improved diagnostic testing and patient monitoring that can reduce the costs of misdiagnosis. In 2006, U.S. healthcare expenditures totaled approximately $2.2 trillion, and are forecasted to reach $2.5 trillion in 2009 and $4.4 trillion by 2018. For 2005, healthcare accounted for 16.0% of the gross domestic product in the United States compared to 10.9% in Switzerland, 10.7% in Germany, 9.7% in Canada, and 9.5% in France. U.S. healthcare premiums increased by 8.8% between 2004 and 2005. The largest cause of this increase was a greater utilization of services, accounting for approximately 43.0% of the rise in premiums.

      This growing utilization is attributable to new medical treatments, more intensive diagnostic testing (i.e., defensive medicine), an aging population, which requires more medical attention, and progressively unhealthy lifestyles.

      As a result of rising costs, we believe that there is a demand for more cost-effective approaches to disease management, specifically for cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Likewise, a poll conducted by the Harvard School of Public Health in June 2009 found that 54.0% of respondents felt that high costs were one of the most important healthcare issues for the government to address. We also estimate that up to 20.0% of all diagnostic tests may eventually be performed in non-laboratory settings, such as by patients or non-medical professionals.

Our Technology

      We believe that our RECAF technology offers an improved detection, diagnostic, and monitoring solution for patients with cancer.

The RECAF Cancer Marker

      Based on our research, which has been confirmed by Abbott and jointly presented at an international cancer conference, RECAF appears to be a cancer marker for multiple types of cancer. Every cancerous tissue that we have tested has expressed RECAF. It is expressed on over 90% of cancer samples that we have studied thus far, including breast, lung, stomach, colon, ovarian and prostate cancer samples. To our knowledge, there is no other cancer marker that has the same universal presence as RECAF. As such, we believe that RECAF could replace many currently available cancer markers that are targeted to only one type of cancer, as well as offer a useful diagnostic tool for cancers where there is not yet thought to be an effective marker, such a lung and breast cancer.

      RECAF is a molecule that is present on cancer cells but is not detected in significant levels on healthy cells or benign tumor cells. This characteristic enables RECAF to more accurately detect cancer than many current tumor markers, as RECAF is less likely to report a false positive result.

      RECAF is a receptor for AFP (Alpha-fetoprotein), which is a marker for liver and testicular cancer that was discovered in 1963 by Dr. Garri Abelev, a member of our scientific advisory board. RECAF is present on the cell surface and binds and takes up circulating AFP. Both AFP and RECAF first emerge in the fetus, but disappear by birth. AFP binds small molecules, such as lipids, and transports them into fetal cells when taken up by the receptor for AFP. Once a fetal organ or tissue reaches its maturity, it no longer takes up AFP or expresses RECAF. After birth, RECAF is only known to exist in a cancerous state, where tissues re-express the ability to take up AFP via the RECAF receptor. The expression of RECAF is related to rapid tissue growth, which is characteristic of both cancer and fetal development. RECAF is classified as an oncofetal antigen due to its presence on both fetal tissues that incorporate AFP and on malignant tissues in later life.

      We believe that RECAF has potential as a universal cancer marker for the following reasons: o Current serum markers are deficient in terms of sensitivity and specificity, creating a need for enhanced markers.

     o Current markers for breast and lung cancers (one of the most fatal cancers) are not very accurate and therefore not widely used. These types of cancers are among the best detected by RECAF.

     o Routine RECAF testing after cancer therapy may be able to detect recurrence earlier and more economically than other technologies in current use. We believe that having one cancer marker to monitor all patients is a great advantage for the clinical laboratory.

     o There is not yet a universal cancer marker. Oncologists use different tests for each cancer. Moreover, we believe only a few of the cancer markers used today are very useful. Our intent is to develop RECAF as a universal cancer marker, potentially capable of detecting many cancers with high sensitivity and specificity.

Product Pipeline

      All of our product candidates are based on the RECAF technology. The RECAF molecule is expressed on the cell surface of cancer cells and, because tumors are highly vascularized, it is shed into the blood stream and other bodily fluids. As a result, we can detect the marker using blood, or serum, as the test sample. Since 2004, we have performed over 120,000 tests on more than 4,000 serum samples. Results of these studies have shown that our serum-based assay, Serum-RECAF, has between 80% and 90% sensitivity for a variety of cancers, with 95% specificity for lung, breast, prostate, stomach, and ovarian cancers among others. Moreover, these tests demonstrate that RECAF technology performs better than competing technologies at detecting prostate cancers and at discriminating between malignant and benign lesions.

      RECAF technology detected 92% of cervical cancer with 95.7% specificity in a study involving 25 cervical cancer samples and 69 normal samples. In contrast, the Pap test, which is widely used to detect cervical abnormalities, has an estimated sensitivity for high-grade lesions of only 55% to 80%. Further, we compared 73 colon cancer samples to 352 normal samples and found that our RECAF blood test had a sensitivity of 74% with 95% specificity. When the specificity was improved to 100%, the test was still able to identify over 71% of the colon cancers. Data suggest an average sensitivity for RECAF of 90% across all cancers when the specificity is 95%.

      Serum-RECAF can be effectively used to initially screen patients who present symptoms of cancer as well as to monitor patients for recurrence who have already been treated for cancer. We believe that our Serum-RECAF assay performs better than many current technologies at detecting prostate cancer as well as at discriminating between malignant and benign tumors. Accordingly, Serum-RECAF may have the potential to become a standardized blood test widely available in clinical laboratories due to its detection capabilities and ease of use. If successfully developed and submitted to the FDA for clearance, we believe that Serum-RECAF will be considered a Class II Medical Device, which is important in the pathway to regulatory approval. Future variations of this product could include the ability to test other body fluids, such as saliva, vaginal fluids, and urine, for RECAF.

RECAF Product Formats

      There are three basic formats for RECAF technology: (i) automated testing in large clinical and hospital laboratories; (ii) non-automated, or manual, testing by clinicians in smaller laboratory settings and where expensive automated instrumentation is not available or not practical; and (iii) point-of-care ("POC"), rapid test formats for physicians' offices, urgent care facilities, or the bedside. These formats may be used to detect cancer in patients and for veterinarian use.

Automated Format

      Our initial business strategy was to license the automated testing format on a semi-exclusive basis to three licensees. We have granted two of the three semi-exclusive licenses for this testing format-one to Abbott and one to Inverness. Under the agreements with Abbott and Inverness, we are allowed to grant one more semi-exclusive license for the automated format.

      In early 2007, we completed converting our blood based Serum-RECAF test to colorimetric format ("flash chemiluminescense") to make it more practical for laboratory use required by our licensees and to improve sensitivity. This format improves detection of smaller, earlier stage tumors and magnifies the measured difference in RECAF serum values between cancer and normal patients. The test results found that RECAF had 80% to 90% sensitivity for a variety of cancers, with 95% specificity for lung, breast, stomach and ovarian cancers in particular.

Manual Format

      We have developed prototype RECAF test kits and materials for small laboratories where automated instrumentation is not available or not practical. These manual formats have the same sensitivity and specificity as the formats that use automated instrumentation. We plan to finish development of these kits and to place them in a few laboratories in major metropolitan cities in China, India and Mexico where those laboratories can market and run the RECAF tests without further government regulatory requirements.

      To initiate this, we have formed a wholly owned subsidiary in China. The subsidiary, named "Biocurex China Co., Ltd." will be used to assemble, market, and distribute our RECAF tests in China. The critical reagents will be shipped from North America for quality control purposes. Our first market is Shanghai, where we are represented by a clinical oncologist who will collect the samples and administer the tests in-house. Once we are operational in Shanghai, we will expand to other large population centers in China such as Beijing and Tianjin. If the model is successful, we then plan to replicate it in other countries in Asia, Latin America and Eastern Europe.

      In the United States, once the FDA has approved the automated testing format, we will be able to apply for 510k approval for the manual testing format on an expedited basis.

Point-of-Care, Rapid Test

      As another segment of our current strategy, we have developed a prototype blood-based POC rapid test for cancer detection or follow-up in physicians' offices and urgent care facilities. This format may also be useful in third-world countries or areas with large rural populations where access to even small clinical laboratories is not available.

      Our POC rapid test device, a rendering of which appears below, will be similar to a common pregnancy test kit. The rapid test cartridge will contain a small strip that is coated with the indicator molecules to detect RECAF in a blood sample. These types of tests are used for a variety of applications in diagnostic medicine, and they can be efficiently developed from the prototype data that we currently have. We intend to contract with an experienced developer of POC tests to fully develop our POC rapid test. We have selected QuantRx Inc. to run a feasibility study for our POC test on their fully developed RapidSense POC platform. This platform was selected since it avoids the many patent issues surrounding POC test formats, has already been developed for another POC cancer marker, and has an instrument reader available for it.

      We anticipate that our POC rapid test will require the development of a small, portable instrument to read the intensity of the colorimetric endpoint line in order to alleviate the variability of eye measurements. We will likely need to eliminate operator variability to be eligible for certain medical reimbursements.

      When a patient enters a physician's office with a specific symptom or concern where cancer is suspected, the physician could administer the rapid test to receive a preliminary indication as to the presence of elevated RECAF levels in the blood. We anticipate that such a cancer test could be used as easily and as routinely as a blood sugar or cholesterol reading is now used as part of a blood test. The more detailed Serum-RECAF laboratory test would be used to confirm the rapid test result as is common now for most of the rapid tests used in the infectious disease setting.

License Agreements

      We have licensed aspects of our RECAF technology on a semi-exclusive and on a non-exclusive basis to Abbott, a worldwide leader in diagnostics, and Inverness, a global supplier of in vitro diagnostic products.

Abbott License

      In March 2005, we entered into a worldwide, semi-exclusive licensing agreement with Abbott to commercialize Serum-RECAF. Manual and POC RECAF test formats are licensed on a non-exclusive basis. Thus, we may commercialize and license manual tests to as many licensees as we deem appropriate. Under the license agreement, as amended, Abbott has the right, but not the obligation, to commercialize or perform further research and development on the RECAF technology. Abbott paid us an upfront licensing fee of $200,000 and will pay us royalties on any RECAF products it sells during the term of the license. In April 2008, Abbott and we amended the license agreement. The amendment relieved Abbott of future obligations to perform further research and development with respect to the RECAF technology as well as the obligation to pay annual minimum royalties. At any time, at its option, Abbott may resume research and development work and commercialize products incorporating the RECAF technology in accordance with the license agreement. In consideration for this modification, we will receive a more favorable royalty rate on any RECAF products that may be sold by Abbott. We have the right to terminate the license at any time, if following notice from us, Abbott and we do not agree within 90 days to new due diligence obligations for the commercialization of any products using the RECAF technology. Since this agreement was amended, Abbott has not conducted any research and development regarding RECAF technology or, to our knowledge, taken any other steps toward commercializing our technology. Finally, Abbott has the right to grant sublicenses to third parties.

Inverness License

      In December 2007, we entered into a second semi-exclusive, worldwide licensing agreement for our Serum-RECAF technology. This agreement allows Inverness to commercialize products using the Serum-RECAF technology in exchange for paying an upfront fee and periodic royalty payments. In addition, Inverness is responsible for obtaining FDA approvals, and managing manufacturing, marketing, and distribution for clinical laboratory testing. The manual and POC rapid tests, as well as other applications of RECAF, are licensed on a non-exclusive basis. Inverness paid us a $1 million up-front fee for RECAF technology and material and assistance that would enable it to produce RECAF material on its own. Inverness has been conducting research and development on our technology and may have successfully adapted our technology to their diagnostic platform. The agreement with Inverness provides for periodic exchanges of information between the parties. Our policy is to tell them as much as we can on the technical side. Inverness, on the other hand, has been reluctant to share with us their intentions or progress on their general business strategy including manufacturing, commercialization, regulatory approval and marketing. Inverness has advised us of their intention to implement the RECAF test in a particular format (called Triage), which is not based on classic and widely known assay formats but rather on their proprietary platform. We believe their reluctance is caused in large part on their concern to protect the intellectual property relating to their proprietary diagnostic platform. Our last communication with Inverness took place in June 2009 and, at the time, they indicated that our assay was working in their facilities and generating results consistent with ours. However, they did not share those results with us or indicate what diagnostic platform they used. Inverness has also informed us that they had become self-sufficient and independent in generating the critical reagents necessary to produce the test. We do not know what Inverness intends to do next. If they have been successful in adapting our technology to their diagnostic platform, the logical next step for them would be to initiate clinical trials for the purpose of obtaining regulatory approvals, whether in the United States or elsewhere, but we have not had been able to confirm whether that is the case. Our license agreement with Inverness does not provide for any development or product milestones. Under the license agreement, the annual minimum royalty of $150,000 began to accrue on December 4, 2009 and will continue until December 4 following the first commercial sale by Inverness of a product using RECAF technology to a third party. Thereafter, for the balance of the annual minimum royalty term, which ends on the later of the expiration of all the RECAF patents or when Inverness ceases to manufacture and distribute any products based on RECAF technology, Inverness is obligated to pay a higher minimum royalty. The Inverness license agreement does not provide when or how the annual minimum will be paid. Presumably, that will be determined based on subsequent discussions with Inverness.

Additional Licensing Opportunities

      Under the license agreements with Abbott and Inverness we are free to grant one additional semi-exclusive license regarding Serum-RECAF and pursue unlimited licensing opportunities with respect to all other applications of our RECAF technology and test formats, including manual and POC rapid tests and veterinary applications. Further, our RECAF technology has additional applications that could be licensed, including imaging functions and therapeutic uses. Ultimately, we seek to license out specific aspects of our technology, striving to achieve a significant market share by selecting licensees that can support this goal. We believe that this licensing strategy will be the most effective way to expand our market share.

Business Strategy

      Our RECAF technology has possibilities in a wide variety of applications in the fields of human and veterinary medicine. Our strategy is to continue to focus on obtaining non-exclusive licensing agreements for various application of RECAF technology while developing other applications ourselves. Specifically, with the net proceeds of this offering we intend to pursue the following:

     o grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

     o commercialize veterinary applications of RECAF testing technology not requiring regulatory approvals;

     o finish developing a POC rapid format test for the doctor's office and bedside use;

     o conduct clinical trials and seek FDA approval for marketing of the POC rapid format test; and

     o commercialize manual testing formats, principally in large cities in foreign countries where further regulatory clearance is not required.

Licensing

      To date our primary business strategy has been to license our Serum-RECAF technology under semi-exclusive limited license agreements. With this strategy, instead of having to allocate all of our funding in an attempt to commercialize one product, we select licensees that have strategic advantages over us when it comes to commercialization (e.g., our licenses with Abbott and Inverness). As part of this strategy, we provide all the assistance that we can to our licensees; however, the licensees are responsible for obtaining regulatory approvals and bringing the products to market. Under our existing semi-exclusive licenses with Abbott and Inverness, we are allowed to enter into one additional semi-exclusive license for Serum-RECAF. These licenses only cover the automated testing format for Serum-RECAF in a clinical and hospital laboratory settings. They cover the use of Serum-RECAF in connection with other test formats and other applications of our technology on a non-exclusive basis.

      Market distribution channels for a diagnostic test kit typically entail accessing the automated diagnostic platforms of one or more of the larger diagnostic companies, such as Abbott, F. Hoffmann-La Roche or Bayer AG. These companies provide automated diagnostic instruments that are capable of processing a variety of laboratory tests. Some instruments can process 1,200 clinical chemistry and 200 immunoassay tests each hour. Through licensing, we seek to place our cancer assays, such as Serum-RECAF, on the instrument menu of these diagnostic platforms.

Point-of Care Rapid Tests

      We anticipate that a POC rapid cancer test could be used in the future as easily and as routinely as a blood sugar or cholesterol reading is now part of a blood test. When a patient enters a physician's office with a specific symptom or concern where cancer is suspected, the physician could administer the rapid test to receive a preliminary indication as to the presence of elevated RECAF levels in the blood. The more detailed Serum-RECAF laboratory test would be used to confirm the rapid test result as is common now for most of the rapid tests used in the infectious disease setting.

      We recently presented preliminary results with our prototype rapid test to an international cancer congress. Data indicated solid discrimination between cancer and healthy cells and correlated with results from our Serum-RECAF. With the N.N. Blokhin Cancer Research Center in Moscow, Russia, we studied RECAF as a rapid test for cancer detection. Results found that RECAF could detect 80.4% of ovarian cancers in Stages I to III with an 88% specificity. This study tested 64 normal, non-cancerous samples and 51 ovarian cancer serum samples, which included 25 Stage I or II cancers and 26 Stage III cancers. We believe that these results signify a potential breakthrough that could simplify cancer detection. When applied to early stage ovarian cancer, our prototype POC demonstrated better performance than a CA-125 blood test, a tumor marker often found in higher-than-normal amounts in the blood of women with ovarian cancer. We believe that the POC tests will not cannibalize the clinical laboratory markets since POC tests are routinely confirmed by the slightly more accurate clinical laboratory tests. We believe that the widespread use of POC RECAF tests will actually promote the use of the clinical laboratory RECAF tests.

      We estimate that there are approximately 250,000 physicians in the United States who would use these POC tests. One test per doctor per week would yield 13 million rapid tests per year. We expect final development, clinical testing, FDA registration and Medicare approval to take approximately 18 months. We may license this test for distribution, contract with a distribution network or use a contract sales force for marketing and sales of this test.

Veterinary Applications

      Basic research shows that RECAF is a highly conserved (common and essentially identical) molecule in humans and animals. We confirmed in our laboratory with samples provided from three different sources that our RECAF test detects malignancy in dogs and cats. The test, which we call Pet- RECAF, correctly detected 85% of the cancers at the standard specificity value of 95. These figures are consistent with those obtained on human patients.

      Initially our focus will be directed to dogs and cats. We believe we can begin marketing this application quickly because it does not require any laboratory testing of blood samples for governmental or regulatory approvals and we have completed the developmental testing. We will market this application under a separate brand name. We plan to pursue a dual-channel revenue generation strategy. In some markets we will license our technology to clinical labs who will conduct the testing and in other markets PBRC will do the testing in our own contract laboratory. Our POC rapid test is also being developed for the veterinary market and may be available for commercialization before it is available for human use. We will market our product directly to end users, such as veterinarians and animal protection societies, and through distributors.

Cancer in Household Pets

      Cancer is the number one cause of death among dogs and cats in the United States, Europe, and Japan. Recent studies have shown that more than 50% of all dogs ultimately die of cancer, and some breeds, like golden retrievers and boxers, have cancer rates that are even higher. However, cancer is also the most curable of all chronic diseases in pets. To help improve detection, specialists encourage veterinarians to include cancer screenings in their wellness exams for pets of all ages.

Expenditures on Household Pets and Market Size

      There are approximately 75 million household dogs in the United States and on average dog owners spend $219 on veterinary visits annually. There are approximately 88 million household cats in the United States and their owners spend an average of $175 a year on routine veterinary visits. Dog- owning households that spent $1,000 or more in a year jumped from 2.2 percent in 1996 to 8.4 percent in 2006. Dogs averaged 1.5 visits to the veterinarian during 2006, and cats averaged 0.7 visits to the vet in the same year.

      We have studied the market in British Columbia and, based on our findings, we believe that the potential market for testing dogs and cats in British Columbia may be $5.0 million per year. We found that in British Columbia at least 120,000 routine blood-screening tests are carried out every year in dogs and cats, at a cost of $35-$40 per test to the veterinarian. This does not include tests conducted by veterinary hospitals that have their own in-house laboratories. We believe that the addition of a screening test for cancer for $50 is reasonable to both owners and veterinarians and may be incorporated in routine annual checkups. In addition to screening, animals already diagnosed and treated for cancer can be monitored for the disease with the Pet-RECAF test. We estimate that each animal diagnosed with cancer could be tested 3-4 times over its lifespan.

Market Strategy

      Our marketing strategy for our Pet-RECAF test is based on the following assumptions:

     o There is little or no need for regulatory approval related to our initial plans and, therefore, we can begin marketing our Pet-RECAF product immediately.

     o    The costs involved to commercialize Pet-RECAF are manageable.

      We plan to begin in British Columbia where we can commercialize the application ourselves and then expand into other markets as we establish ourselves. In essence, the local market becomes a testing ground to trim and assess the logistics related to this enterprise. Blotted blood samples collected by veterinarians will be shipped to PBRC for testing. Our marketing efforts will target both veterinarians, who have to recommend Pet-RECAF to the pet owners, and the pet owners themselves. For marketing purposes, we have reserved the Internet domain OncoPet.net.

Sales and Marketing

      We do not plan to build our own sales force for any of our RECAF formats for human use. Sales and marketing for our automated laboratory testing format will be done primarily by our licensees. Manual laboratory test kits and materials will be marketed by our partner laboratories. Once we have achieved FDA clearance in the United States for our POC rapid test, we plan to contract with medical device distributors and/or a contract sales force for marketing and sales.

      Our RECAF tests for the veterinarian market will be marketed initially by us and by distributors of veterinarian products. We have so far received inquires from approximately 20 veterinary distributors. When our POC rapid test is approved for animal use on a commercial basis, we will either license it for distribution or use a contract sales force for distribution.

Suppliers and Manufacturing/Production

      For the Serum-RECAF products licensed on a semi-exclusive basis, our licensees are responsible for manufacturing. We plan to contract with OEMs for all of the products that are not covered by our license agreements.

Research and Development

      Our research and development efforts are all related to improving our RECAF technology for detection, diagnosis and follow-up of cancer. We continually focus on improving our various RECAF test formats leading to filing of additional patents to protect our technology. Since the basic research on our RECAF cancer marker is complete, most of our continuing work will be in the development area rather than in research. The clinical data from our studies and the validation from independent data from our licensees, Abbott and Inverness, support our contention that we are in the final development stages rather than at the research stage.

Patents

      Our patents, currently registered in over 20 countries, cover over 40 claims and relate to methods for diagnosis and treatment of cancer using the RECAF cancer marker. Our U.S. patent expires in 2014 and our patents in Australia, Russia and China expire in 2015. Our U.S. patent ("Detection of cancer using antibodies to the AFP receptor") includes 17 claims and protects technologies using Serum-RECAF kits. The patent also entails in vitro applications for diagnosis, screening, and follow-up of cancer and leukemia. At present, we are working toward the submission of additional patent applications related to RECAF that potentially could provide us with protection for an additional 20 years.

      In March 2008, the European Patent Office granted our patent claims for cancer diagnostic serum tests based on the RECAF marker. These patents will also expire in 2015. This development is particularly beneficial as granted patent claims can generate a higher royalty than pending claims per our existing license agreements. In addition, we believe that the European healthcare and medical insurance systems are more familiar and supportive of cancer markers than are other locales. As a result, we anticipate that regulatory approval for diagnostic tests in Europe could be easier and faster than in the United States.

      Due to the complexity of RECAF technology, we believe that our proprietary know-how for developing the technology and working with the RECAF family of molecules is critical and extends beyond patented information. Accordingly, we include know-how in our licensing packages in order to obtain royalties in countries where we do not have patent protection.

      We have granted a security interest in all of our assets, including our patents and other intangible property, to the holders of our amended secured convertible notes as security for the repayment of those notes.

Competition

      Given the nature of our product and the fact that it works well in combination with existing cancer markers, it is difficult to separate competitors from potential partners/clients/licensees.

      We have found that we can combine RECAF with a second marker (e.g., CEA for colorectal cancer samples, PSA for prostate cancer samples and CA125 for ovarian samples), thus increasing the overall performance. For example, combining CEA with RECAF results in 91% sensitivity and 100% specificity, which is extremely important for screening purposes. From a marketing point of view, the possibility of combining existing and widely used tests with ours offers obvious advantages in terms of acceptance, market penetration time and pricing. The latter is of particular interest for licensees who are already commercializing other markers because the enhanced performance allows them to increase the price of the other marker, which is usually low due to competition and lack of patent protection. Under our existing semi-exclusive license agreements with Abbott and Inverness, we receive, as a royalty, a portion of the additional price on any other marker sold in conjunction with RECAF.

      Our potential competitors include large pharmaceutical and medical device companies who develop, market, and sell diagnostic products such as cancer detection kits, instruments and reagents used in clinical laboratories to measure serum cancer markers. Such companies include F. Hoffman-La Roche Ltd., Dako A/S, DIANON Systems (an affiliate of Lab Corp. of America Holdings), Miraculins Inc. and Ortho-Clinical Diagnostics, Inc. (an affiliate of Johnson & Johnson Co.). In addition, potential competition may come from smaller companies, research facilities and government-funded organizations that seek to discover improved cancer markers or that are developing new screening and diagnostic tests and tools for patients and animals. To our knowledge, no existing cancer markers can detect the range of cancers that can be detected by RECAF with similar sensitivity and specificity. Potential competitors in the veterinary market include Idexx and Abaxis but they are also potential licensees.

      At this point in time, we believe that our competitive position in the cancer detection market is strong for a number of reasons including the following:

     o Inherent Advantages of the RECAF marker. As previously discussed, the RECAF marker has several advantages over all other known cancer markers including its ability (i) to detect all of the major cancers and likely the less ubiquitous ones as well, (ii) to detect them in early stages, where 80-90% can be cured and (iii) to function as a diagnostic and follow-up tool. In addition, and based upon studies we have conducted, we believe that for certain types of cancer, its serum-based screening assays is more accurate than the screening assays of our competitors.

     o    Strategic  relationships.  Our  license  agreements  with  Abbott  and
          Inverness provide us with access to major testing laboratories. In addition, Abbot and Inverness have agreed to bear the cost of obtaining FDA approval for our serum-detection technology and, once obtained, will market our testing technology to laboratories, healthcare providers and consumers. At the same time, our license agreements with Abbot and Inverness give us the flexibility to exploit other applications of the technology.

     o Funding. While many of our existing and potential competitors are large pharmaceutical companies with large research and development budgets and government-funded research facilities, the large capital investment required to identify and prove the efficacy of a cancer marker may act as a deterrent. On the other hand, most of the research into verifying the RECAF marker has been completed.

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

      Medical device regulation is based on classification of the device into three classes, I, II or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices have less stringent data requirements than drugs and do not require the rigorous clinical trials that the FDA requires for drugs. Products submitted to the FDA for clearance as medical devices can refer to the safety and effectiveness data of medical devices which perform similar functions as other products and which the FDA has already cleared. As long as a medical device submitted to the FDA has the same clinical use as a medical device previously cleared by the FDA, the medical device submitted will normally receive FDA clearance provided data proving substantial equivalence to the other approved medical devices and verification of claims is provided to the FDA. This type of FDA submission is referred to as a 510k submission and is routinely handled by the FDA within a 90-day timeframe. We expect that all of our RECAF diagnostic products will be classified as Class II medical devices.

      Under our existing license agreements, the licensees are responsible for obtaining the necessary regulatory approvals. However, we cannot assure you that any of our licensees will be successful in obtaining additional clearances or approvals from any regulatory authority with respect to our cancer detection kits or its serum screening assay. The lack of regulatory approval for our products will prevent the sale of these products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries will have a material adverse impact on our operations.

Employees

      As of March 15, 2010, we had three employees, all of whom are in administrative positions. All of our research and development and other technical activities and administrative services are performed for us by Pacific Bioscience Research Centre, which is owned by Dr. Moro-Vidal, our chief executive officer and a member of our board of directors. All of our employees are also employees of Pacific Bioscience Research Centre. As of March 15, 2010, Pacific BioScience Research Centre had seven full-time employees/consultants. Our relationship with Pacific Bioscience Research Centre and with its employees is good. See Item 13 of this report for information concerning our Agreement with Pacific Bioscience Research Centre.

ITEM 2.  PROPERTIES

      Our offices are located at 7080 River Road, Suite 215 Richmond, British Columbia, and consist of 5,000 square feet of space which offices are rented on a month-to-month basis for $4,895 per month. We rent our office space from Pacific Bioscience Research Centre, a company owned by Dr. Ricardo Moro.

ITEM 3.  LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of our shareholders was held on October 27, 2009.

      At the meeting the following proposals were ratified by the shareholders.

     1. An amendment to our Articles of Incorporation such that our directors would be authorized to issue up to 450,000,000 shares of common stock.

     2. An amendment to our Articles of Incorporation to officially change our corporate name to Biocurex, Inc.

      The following is a tabulation of votes cast with respect to these proposals:

                                 Votes
               ----------------------------------------      Broker
   Proposal       For           Against       Abstain       Non-Votes

      1        50,116,485      2,315,811         84,785    18,196,267
      2        51,747,943        185,801        163,339    18,616,265

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

     Our  common  stock is traded on the OTC  Bulletin  Board  under the  symbol
"BOCX."

     Shown below is the range of high and low quotations for our common stock for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low
         --------------                ----             ---

            3/31/08                    $0.75           $0.53
            6/30/08                    $0.65           $0.44
            9/30/08                    $0.43           $0.17
           12/31/08                    $0.25           $0.14

            3/31/09                    $0.18           $0.06
            6/30/09                    $0.11           $0.04
            9/30/09                    $0.29           $0.07
           12/31/09                    $0.21           $0.10

      As of March 31, 2010 there were approximately 140 record holders of our common stock and over 2,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

      Note 9 to the financial statements included as part of this report lists the shares of our common stock which were issued during the three months ended December 31, 2009. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 9 during the three months ended December 31, 2009.

      During the year ended December 31, 2009 we did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. During the year ended December 31, 2009 none of our officers or directors, nor any of its principal shareholders, purchased, on our behalf, any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market.

      As of March 31, 2010 we had 166,146,674 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as the result of payment of note principal or interest with shares of our common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

                                                           Number of      Note
                                                             Shares    Reference
                                                           ---------   ---------
   Shares issuable upon conversion of notes or as
     payment of principal on the notes                      4,023,571       A

   Shares issuable upon exercise of warrants                3,500,000       A

   Shares issuable upon exercise of warrants issued
       to consultants                                         937,500       B

   Shares issuable upon exercise of Non-Qualified Stock
     options granted to officers, directors, employees
     and consultants.                                       5,067,057       C

   Shares issuable upon exercise of warrants granted to
     our officers, directors, employees, financial
   consultants and private investors                        7,108,470       D

   Shares issuable upon conversion of notes                   211,768       E

   Shares issuable upon exercise of warrants issued to
   note holders                                              4,113,541      E

   Shares issuable upon warrants sold to public investors   90,456,600      F

   Shares issuable upon exercise of warrants issued to
     underwriter                                             8,400,000      F

   Shares issuable upon exercise of options granted to
     officers and directors                                 28,500,000      G


A. In June 2007 we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.14. Due to principal payments and conversions, the outstanding principal balance of the notes as of March 30, 2010 was $563,300.

      The warrants allow the holders to purchase up to 3,500,000 shares of our common stock at a price of $0.135 per share at any time prior to June 29, 2012.

      In the event the closing price of our common stock is $1.20 or greater for ten consecutive trading days, the holders will be required to exercise the 3,500,000 warrants. Following the exercise of the warrants, we will issue to the holders new warrants, which will entitle the holders to purchase 1,750,000 shares of our common stock. The new warrants will be exercisable at a price of $1.20 per share at any time prior to the later of June 25, 2012 or three years from the date the new warrants are issued.

      At our election and under certain conditions, we may use shares of our common stock to make interest or principal payments on the notes. The actual number of shares which may be issued as payment of interest or principal may increase if the price of our common stock is below the then applicable conversion price of the notes.

      To the extent we use our shares to make principal payments on the notes, the number of shares which may be issued upon the conversion of the notes may be less due to the reduction in the outstanding principal balance of the notes.

      The actual number of shares which will ultimately be issued upon the payment or conversion of the notes and the exercise of the warrants (if any) will vary depending upon a number of factors, including the price at which we sell any additional shares of our common stock prior to the date the notes are paid or converted or the date the warrants are exercised or expire.

B. Pursuant to the terms of a consulting agreement with a sales agent, we issued the sales agent warrants to purchase 937,500 shares of our common stock as consideration for services the sales agent provided in connection with the sale of our notes and warrants. Warrants to purchase 187,500 of the 937,500 shares are exercisable at a price of $0.01 per share and warrants to purchase the remaining 750,000 shares are exercisable at a price of $0.60 per share. These warrants expire on June 30, 2012. The sales agent subsequently assigned 234,375 warrants each to two of its employees.

C. Options are exercisable at prices between $0.001 and $0.107 per share and expire at various dates between March 2011 and March 2014.

D. Warrants in this category were not granted pursuant to our Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.12 and $0.90 per share and expire between May 2010 and August 2014.

E. During 2003 we sold convertible notes in the principal amount of $529,813 to six private investors. The notes bear interest at 5% per year and are due and payable five years from the respective dates of the notes. Each note may, at the option of the holder, be converted at any time into shares of our common stock. The number of shares to be issued upon the conversion of any note is equal to the amount determined by dividing (i) the principal amount to be converted by
(ii) the conversion price. The conversion price was separately negotiated for each note and ranges between $0.05 and $0.23 and was based upon the market price of our common stock on the date the notes were sold. As of March 31, 2010, one note in the principal amount of $53,000 had been repaid and eight notes in the aggregate principal amount of $442,860 had been converted into 4,328,364 shares of our common stock. If all remaining notes were converted we would be obligated to issue an additional 211,768 shares of common stock. The note holders also received warrants to purchase 4,328,364 shares of our common stock at prices between $0.08 and $0.38 per share. The warrants expire in 2014. As of March 31, 2010, warrants to purchase 2,648,911 shares had been exercised or expired. For every share issued upon conversion, the note holders are entitled to receive new warrants to purchase one additional share of common stock at prices between $0.055 and $0.176 per share. These new warrants expire at various dates in 2011. Warrants for 4,328,364 shares were issued when notes in the principal amount of $442,860 were converted. If all remaining notes were converted, we would be obligated to issue the holders of the notes warrants to purchase 211,768 additional shares of our common stock.

F. In January 2010 we sold 90,456,600 shares of our common stock at a price of $0.0714 per share in a public offering. For each share sold the investor also received one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.107 per share at any time on or before January 2015.

      Paulson Investment Company, Inc., the underwriter of our public offering, received a sales commission as well as warrants. The warrants entitle Paulson to purchase 120,000 units at a price of $6.00 per unit. Each unit consists of 70 shares of our common stock and 70 warrants. Each warrant entitles Paulson to purchase one additional share of our common stock at a price of $0.107 per share at any time on or before January 2015.

G. These options, which were granted on January 22, 2010, were not granted pursuant to our Non-Qualified Stock Option Plan. One-third of the options granted will be exercisable April 24, 2010, and additional one third of the options will be exercisable on January 22, 2011 and the final third of the options will be exercisable on January 22, 2012. If, before January 22, 2012, an option holder's employment terminates for any reason other than death or disability or an option holder ceases to be a director for any reason other than death or disability, any options which are not then exercisable will expire. In the event of the death or disability of an option holder, all options will be immediately exercisable. The options will be exercisable for cash or, in our discretion, through the delivery of shares of our common stock having a market value equal to the exercise price of the options.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      We are a development stage company focusing on developing and commercializing products for the early detection, diagnosis and monitoring the recurrence of cancer. We have developed and evaluated, using clinical blood samples, a blood test that can detect the presence of cancer in humans and animals using a new cancer marker named RECAF. We developed and own, royalty free, the proprietary technology related to the RECAF marker, with patents granted in the United States, Europe and China and pending in other major worldwide markets. As of March 31, 2010 we had not generated any revenue from the sale of any product.

      Our principal objectives for the twelve-month period ending March 31, 2011 are as follows:

     o grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

     o commercialize veterinary applications of RECAF testing technology not requiring regulatory approvals;

     o finish developing a POC rapid format test for the doctor's office, bedside and veterinary use;

     o conduct clinical trials and seek FDA approval for marketing of the POC rapid format test; and

     o commercialize manual testing formats, principally large cities in foreign countries where further regulatory clearance is not required.

      We cannot assure you that we can successfully achieve any of these objectives.

Liquidity and Capital Resources

      We do not have any lines of credit with banks or other financial institutions or any other traditional financing arrangements. We will need additional capital until we are able to generate significant revenues to cover our expenditures.

      Since January 2003, we have been able to finance our operations through the private sale of securities and from borrowings from private lenders.

      Our sources and (uses) of cash during the years ended December 31, 2009 and 2008 were as follows:

                                                      2009            2008
                                                      ----            ----

      Cash used in operations                    $  (617,851)      $(629,979)
      Patent costs                                   (75,042)       (191,512)
      Sale of investment securities                    12,608          53,621
      Repayment of loans from related parties         150,861         (9,086)
      Repayment of convertible debt                  (36,251)       (825,000)
      Sale of common stock in private placements
         and exercise of options and warrants, net of
         issuance costs                               303,235         274,983
      Cash on hand at beginning of period              45,625       1,372,598


      In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.07. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of March 30, 2010 was $563,300.

      In September 2009, we sold promissory notes in the principal amount of $575,000 to twenty accredited investors. As partial consideration for lending us the $575,000 we issued 8,214,292 shares of our common stock to the investors. With the proceeds from our January 2010 public offering we repaid $450,000 to the investors. The remaining balance of $125,000 bears interest at 10%, is unsecured, and is payable on or before January 31, 2013.

      In January 2010 we sold 90,456,600 shares of our common stock at a price of $0.0714 per share in a public offering. For each share sold the investor also received one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.107 per share at any time on or before January 2015. The net proceeds to us from the sale of the shares and warrants, after deducting underwriting commissions and offering costs, were approximately $5,700,000.

      We anticipate that our capital requirements for the twelve-month period ending March 31, 2011 will be as follows:

       Research, development and production of our
         diagnostic products                                   $1,000,000
       General and administrative expenses                        750,000
       Marketing and investor communications                      150,000
       Business development                                       200,000
       Payment of interest on amended senior convertible
         notes and unsecured promissory notes                     150,000
       Payment of outstanding liabilities                         250,000
                                                              -----------
                                                               $2,500,000
                                                              ===========

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

Results of Operations

      Material changes of items in our Statement of Operations for the year ended December 31, 2009, as compared to the same period in the prior year, are discussed below:

                       Increase (I)
Item                  or Decrease (D)    Reason
----                  ---------------    ------

Revenue                        D         In 2008 we received a $1 million
                                         up-front licensing fee.  We did not
                                         receive any licensing fees or other
                                         revenue in 2009.

General and                    D         The decrease was primarily attributable
administrative                           to lower stock-based  compensation
                                         expense, as a result of the resignation
                                         of one of our senior executive officers
                                         and directors, and lower public
                                         relations expenses.

Professional and               D         In 2009 we incurred professional fees
Consulting Fees                          in connection with preparing and
                                         negotiating the terms of a modification
                                         agreement with the holders of our
                                         convertible notes, negotiating the
                                         terms of our unsecured promissory
                                         notes, preparing various agreements
                                         and documents in connection with the
                                         offer and sale of those  notes and
                                         preparing and filing the registration
                                         statement relating to our public
                                         offering.  As of December 31, 2009,
                                         approximately $410,000 of  professional
                                         fees were included in deferred
                                         financing costs.

Gain on extinguishments         I        On August 31, 2009, we entered into a
of convertible debt                      loan modification agreement with the
                                         holders of our convertible notes. We
                                         treated the original convertible notes
                                         as having been exchanged for the
                                         amended convertible notes. As such, we
                                         recorded a gain on extinguishment of
                                         debt in the amount of $969,538.

Accretion of discounts          D        The convertible notes were amended in
on convertible debt                      November 2008 and we determined there
                                         was no beneficial conversion feature
                                         pertaining to the amended notes.
                                         Accordingly, the accretion expense
                                         relating to the notes decreased.

Amortization of debt            I        Additional borrowings during this year.
issue costs

Interest expense                I        The failure to make payments on our
                                         convertible notes when due. As a
                                         result, the interest rate on the notes
                                         increased to 18%.

      Material changes of items in our Statement of Operations for the year ended December 31, 2008, as compared to the same period in the prior year, are discussed below:

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

Professional and               I         We made greater use of consultants for
Consulting Fees                          marketing its products during 2008.

Accretion of discount          I         Sale of convertible notes in the
Consulting Fees                          principal debt amount of $3,000,000 in
                                         June 2007. The notes bear interest
                                         annually at a rate of prime (adjusted
                                         monthly on the first business day of
                                         each month) plus 2.75% per year.

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

Critical Accounting Policies
----------------------------

      Our significant accounting policies are more fully described in Note 2 to the financial statements included as a part of this report. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

      Registration Payment Arrangements. We account for registration rights arrangements and related liquidated damages provisions under EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

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

      Stock-based Compensation. We record stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      Revenue Recognition. We recognize revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Our revenue consists of license fees related to the licensing of our RECAF(TM) technology.

      Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once we receive patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. As of December 31, 2009, we had received patent approvals from five countries. Additions made after December 31, 2009 will have a remaining life of approximately 5 years. We intend to apply for extensions in the near future.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS.

      See the financial statements attached to and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

      Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Internal control over financial reporting is a process designed under the supervision of the Chief Executive and Financial Officer of Biocurex to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

      While we believe that our existing internal control framework and procedures over financial reporting have been effective in accomplishing its objectives, we intend to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

      Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, our management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission
(COSO). Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report.

      There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

      Not Applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


Name                         Age   Position
----                         ---   --------

Ricardo Moro, M.D.           57    President,   Chief  Executive   Officer  and
                                   Director
Gladys Chan                  36    Chief Financial Officer
Antonia Bold-de-Haughton     59    Secretary and Director
Denis Burger, Ph.D.          66    Executive Chairman and Director
Phil Gold, M.D.              70    Director
Jim Walsh, Ph.D.             51    Director

      Directors serve for one-year terms and are elected annually by our stockholders. Our executive officers are appointed by and serve at the pleasure of the board of directors.

      Ricardo Moro, M.D. has been an officer and director since March 2001. Since 1996, Dr. Moro has been the president of PBRC, formerly named Curex Technologies Inc., where he developed the RECAF cancer marker concept. From 1980 to 1985, Dr. Moro worked in cancer research at the French National Cancer Institute near Paris, France. From late 1985 to 1988, he worked at the University of Alberta, Edmonton on onco-developmental biology. From 1989 to 1996, he was engaged in various entrepreneurial ventures relating to diagnostics and instrumentation. Dr. Moro received his medical degree from the University of the Republic of Uruguay in 1979.

      Denis R. Burger, Ph.D. was appointed a director and our executive chairman in September 2009. Prior to joining us, he had been managing director of Sovereign Ventures, LLC, a biotech investing and consulting firm, since 1991. He was chairman and chief executive officer of AVI BioPharma, Inc., a drug development company using gene targeted therapeutics, from 1997 to 2007 and founding chairman of Epitope, Inc., a developer of diagnostic products, from 1981 to 1990. He is currently a director of Trinity Biotech PLC, a diagnostic products developer, and Lorus Therapeutics, a cancer therapeutics company. Earlier in his career, he was a Professor of Microbiology and Immunology, an Associate Professor of Surgery and the Director of the Histocompatibility Testing Laboratory at Oregon Health Sciences University. He holds a B.A. degree in Bacteriology and Immunology from the University of California at Berkeley, a M.S. and Ph.D. in Microbiology and Immunology from the University of Arizona, Tucson.

      Gladys Chan joined us in July 2005 as comptroller and was promoted to chief financial officer in October 2009. Prior to joining us, from September 2004 to June 2005, Ms. Chan served as senior accountant at DTI Dental Technologies Inc. She is a Certified General Accountant in Canada, qualified in August 2004, and holds a Bachelor degree in Art from the University of Tunghai, Taiwan.

      Antonia Bold-De-Haughton has served as our corporate administrator since our inception. In October 2009, she was appointed to the Board and corporate secretary. From March 2006 to February 2008, she was also the chief financial officer of Douglas Lake Minerals Inc. (OTCBB: DLKM). Ms. Haughton has over 20 years of experience in administration and management, is a commercial arbitrator and was educated at the University of Oxford, England and the University of British Columbia.

      Phil Gold, C.C., O.Q., M.D., Ph.D. has been a director since March 2001. He has been employed by McGill University and/or its affiliate, Montreal General Hospital, in one or more capacities since 1968. Currently, he is the Douglas G. Cameron Professor of Medicine, and Professor of Physiology and Oncology, at McGill University and the Executive Director of the Clinical Research Centre of the McGill University Health Centre. In the past he has served as Chairman of the Department of Medicine at McGill and Physician-in-Chief at the Montreal General Hospital. From 1978 to 1980, Dr. Gold was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984, he was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990, he served as Chairman of the Department of Medicine at McGill University in Montreal. Dr. Gold's early research led to the discovery and definition of the Carcinoembryonic Antigen
(CEA), the blood test most frequently used in the diagnosis and management of patients with cancer. He has been elected to numerous prestigious organizations and has been the recipient of such outstanding awards as the Gairdner Foundation Annual International Award, the Isaak Walton Killam Award in Medicine of the Canada Council, the National Cancer Institute of Canada R.M. Taylor Medal, the Heath Medal of the MD Anderson Hospital, the Inaugural Ernest C. Manning Foundation Award, the Johann- Georg-Zimmerman Prize for Cancer Research, Medizinische Hochschule, Germany, the ISOBM Abbott Award (Japan), the Award of the Academy of International Dental Studies, and the Queen Elizabeth II Jubilee Medal. He has been elected to membership in the Royal Society of Canada, the American Society for Clinical Investigation, the Association of American Physicians, and Mastership in the American College of Physicians. His contributions to teaching have been recognized by an award as a Teacher of Distinction from his Faculty of Medicine. He has been honored by his country, his province his city, and his university by appointment as a Companion of the Order of Canada, an Officer of l'Ordre National du Quebec, a member of the Academy of Great Montrealers; and a the recipient of the Gold Medal of the McGill University Graduate Society, respectively. He has been the Sir Arthur Sims Traveling Professor to the British Commonwealth, and has served as a member of the Executive, and Chair of the Burroughs Wellcome Fund. In 2006, the Phil Gold Chair in Medicine was inaugurated at McGill University and the first incumbent was selected in 2009. Dr. Gold received a B. Sc. in 1957 and a M.Sc.

in 1961 in Physiology from McGill University. He received his MDCM in 1961 and his Ph.D. in 1965 from McGill University as well.

      Jim Walsh, Ph.D. was appointed a director in September 2009. Dr. Walsh has been the chief executive officer of Biosensia Ltd., a point of care diagnostics company, since 2008 and Interim Chief Executive Officer of Stokes Bio Ltd., a company specializing in the area of molecular diagnostics, since 2006. Dr. Walsh has also been a non-executive director of Trinity Biotech Plc (NASDAQ: TRIB), an Irish diagnostics company, since 1996 and a non-executive director of PuriCore Plc. (LSE: PURI), a U.S.-based healthcare company, since 2006. Dr. Walsh has also been investment advisor to Bank of Ireland Kernel Capital Partners since 2007. From 1990 to 1995, Dr. Walsh was managing director of Cambridge Diagnostics Ltd., a wholly owned subsidiary of Inverness Medical Innovations Inc. (AMEX: IMA). From 1988 to 1990, Dr. Walsh worked with Fleming GmbH as R&D Manager. Dr. Walsh is a graduate of the National University of Ireland and holds a Doctorate in Inorganic Chemistry and Post Doctorate qualifications in Immunochemistry.

      We do not have a compensation committee. Our directors of serve as our Audit Committee. We do not have a director serving as a financial expert. We do not believe a financial expert is necessary since we have only minimal revenues. Dr. Phil Gold and Dr. Jim Walsh are the only directors who are independent, as that term is defined in Section 803 of the listing standards of the NYSE Alternext US.

      We have adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on our website located at www.biocurex.com.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Our directors act as our compensation committee. During the year ended December 31, 2009 each director participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2009, none of our officers were also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

Employment Agreements
---------------------

      As of September 15, 2009, we entered into an employment agreement with Denis R. Burger, Ph.D., our executive chairman. The employment agreement expires on December 31, 2013. If we do not renew the employment agreement, we must pay Dr. Burger twelve months severance pay. Under the employment agreement, Dr. Burger is responsible for performing such duties as assigned to him from time to time by our board of directors. Dr. Burger is also required to devote his best efforts to our service throughout the term of the agreement, including devoting at least 40 hours per month to our affairs. In return for his services, Dr. Burger will receive an initial annual base compensation of $100,000 and reimbursement for all expenses reasonably incurred by him in discharging his duties and is entitled to participate in any applicable benefit plans. Dr. Burger may also receive a bonus at the discretion of the board of directors. Our employment agreement with Dr. Burger may be terminated voluntarily by Dr. Burger upon sixty days written notice. We may terminate the employment agreement upon thirty days written notice, in which event we must pay Dr. Burger eighteen months severance pay.

      As of October 1, 2009, we entered into an employment agreement with Dr. Ricardo Moro, our chief executive officer. The employment agreement expires on December 31, 2013. If we do not renew the employment agreement, we must pay Dr. Moro twelve months severance pay. Under the employment agreement, Dr. Moro is responsible for performing such duties as assigned to him from time to time by our board of directors. Dr. Moro is also required to devote his best efforts to our service throughout the term of the agreement, on a full-time basis except to the extent his services are required by Pacific Bioscience Research Centre. In return for his services, Dr. Moro will receive an initial annual base compensation of $250,000 and reimbursement for all expenses reasonably incurred by him in discharging his duties and is entitled to participate in any applicable benefit plans. We will receive a credit against Dr. Moro's annual base compensation for any "profit" paid to Pacific Bioscience Research Centre under our services agreement with Pacific Bioscience Research Centre. Dr. Moro may also receive a bonus at the discretion of the board of directors. Our employment agreement with Dr. Moro may be terminated voluntarily by him upon sixty days written notice. We may terminate the employment agreement upon thirty days written notice, in which event we must pay Dr. Moro eighteen months severance pay.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table shows in summary form the compensation received by (i) our Chief Executive Officer and (ii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2009.
                                                                 All
                                                                Other
                                                                Annual
                                               Restric-          Com-
Name and                                      ted Stock Option  pensa-
Principal               Fiscal  Salary  Bonus   Awards  Awards   tion
Position                 Year     (1)    (2)     (3)      (4)     (5)     Total
------------            ------  ------  -----  -------- ------  -------   -----

Dr. Ricardo Moro         2009      --     --       --   $148,480   --   $148,480
Chief Executive Officer  2008      --     --       --   $255,000   --   $255,000

Dr. Gerald Wittenberg    2009      --     --       --         --   --         --
Principal Financial      2008      --     --       --   $255,000   --   $255,000
Officer, Secretary
 and Treasurer (6)

(1) The dollar value of base salary (cash and non-cash) earned. Dr. Moro does not receive any cash compensation from us directly. We pay Pacific BioScience Research Centre, a company owned by Dr. Moro, to conduct all research on our behalf, and Dr. Moro receives compensation from PBRC. In

     2009 and 2008, Dr. Moro received total payments of $71,340 and $120,000, respectively, from PBRC.

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

(6) On February 17, 2009 Dr. Wittenberg resigned as an officer and director of Biocurex.

      During the fiscal year ended December 31, 2008, we compensated Dr. Moro and Dr. Wittenberg with option grants. The number of options granted was determined by dividing $225,000 by the average closing price of our common stock for the two weeks prior to the date the options were awarded, which was in March of 2008. The exercise price of the options was set at $0.001 per share.

      We do not have a compensation committee. Our directors approve their own compensation since decisions regarding compensation to be paid to our officers and directors are made by the directors. We do not have any policy which prohibits or limits the power of directors to approve their own compensation.

Compensation of Directors During Year Ended December 31, 2009
-------------------------------------------------------------

    The table below sets forth the compensation earned by our directors, other than Dr. Moro, for the fiscal year ended December 31, 2009.



                                          Stock   Option
                                Paid in   Awards   Awards    All other
Name                             Cash      (1)      (2)     Compensation  Total
----                            -------   ------  --------  ------------  -----

Phil Gold                         --        --    $64,342 (5)     --   $64,342
Denis Burger                      --   $10,000 (3)     --         --   $10,000
Jim Walsh                         --        --         --         --        --
Antonia Bold-de-Haughton          --        --    $21,683 (6)     --   $21,683
Gerald Wittenberg (4)             --        --         --         --        --

(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

(3)  Reflects value of 143,000 shares of stock granted on September 15, 2009.

(4)  Dr. Wittenberg resigned on February 17, 2009.

(5) Options vested immediately on the date of grant and are exercisable to purchase 684,210 shares of our common stock at $0.001 per share. At December 31, 2009, all of Mr. Gold's options remained outstanding.

(6) Reflects value of 220,800 options granted on August 7, 2009, all of which were outstanding on December 31, 2009. The options have an exercise price of $0.001 per share and are exercisable at any time beginning on March 1, 2010 and ending on August 7, 2013.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      None.

Stock Option and Bonus Plans
----------------------------

      We have a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans."

Non-Qualified Stock Option Plan
-------------------------------

      The Non-Qualified Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options or warrants granted pursuant to the Plan. Our employees, directors, officers, consultants and advisors are eligible to be granted options or warrants pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The exercise price of the option or warrant is determined by ours Board of Directors.

Stock Bonus Plan
----------------

      Under the Stock Bonus Plan, our employees, directors, officers, consultants and advisors are eligible to receive a grant of our shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans
-------------------------------------

      The Plans are administered by our Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of our shareholders. Any vacancies that may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Our Board of Directors may also accelerate the date upon which any option is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of ours for the period of time a non-employee must provide services to us. At the discretion of our Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon the death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      Our Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. Our Directors may not make any amendment which would materially modify the eligibility requirements for the Plans or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans, without shareholder approval.

      The following tables show the options granted to the persons named below during the periods indicated. Except as indicated, all options were granted pursuant to our Non-Qualified Stock Option Plan.

                                 Options Granted
                                 ---------------

                                       Options    Exercise Price  Expiration   Options
   Name                  Grant Date   Granted (#)   Per Share        Date     Exercised
   ----                  ----------   ----------- --------------  ----------  ----------

   Dr. Ricardo Moro       2/23/06       230,000       $0.001        2/28/10    230,000
   Dr. Phil Gold           2/23/06       55,000       $0.001        2/28/10     55,000
   Dr. Ricardo Moro        1/31/07      260,000       $0.001        1/31/10    260,000
   Dr. Phil Gold           1/31/07       60,000       $0.001        1/31/10     60,000
   Dr. Ricardo Moro        2/14/08      255,000       $0.001        2/28/10    255,000
   Dr. Phil Gold           2/14/08       60,000       $0.001        2/28/10     60,000
   Dr. Ricardo Moro        3/17/09    1,578,947       $0.001        3/19/11
   Dr. Phil Gold           3/17/09      684,210       $0.001        3/19/11

                               Options Granted (1)
                               -------------------

                                       Options    Exercise Price  Expiration   Options
   Name                  Grant Date   Granted (#)   Per Share        Date     Exercised
   ----                  ----------   ----------- --------------  ----------  ----------

   Dr. Ricardo Moro         1/22/10    15,000,000      $0.074       1/22/20
   Gladys Chan              1/22/10       500,000      $0.074       1/22/20
   Antonia Bold-de-Haughton 1/22/10     1,000,000      $0.074       1/22/20
   Denis Burger             1/22/10    10,000,000      $0.074       1/22/20
   Dr. Phil Gold            1/22/10     1,000,000      $0.074       1/22/20
   Jim Walsh                1/22/10     1,000,000      $0.074       1/22/20

(1) Options in this table were not granted pursuant to our Non-Qualified Stock Option Plan.

                                Options Exercised
                                -----------------

      Our officers and directors did not exercise any options during the year ended December 31, 2009.

      Dr. Wittenberg resigned as an officer and director on February 17, 2009. On February 24, 2009 Dr. Wittenberg exercised options and warrants to purchase 2,070,000 shares of our common stock. The exercise price of the options and warrants was $0.001 per share. The closing price of our common stock on February 24, 2009 was $0.08.

      The following tables show the options held by the persons named below as of March 31, 2010. Except as indicated, all options were granted pursuant to our Non-Qualified Stock Option Plan.

                          Shares underlying unexercised
                                 options which are:
                          ------------------------------   Exercise  Expiration
     Name                 Exercisable      Unexercisable    Price       Date
     ----                 -----------      -------------   --------  ----------

  Dr. Ricardo Moro         225,000                           0.001     1/31/12
  Dr. Ricardo Moro         450,000                           0.001     3/31/12

  Dr. Ricardo Moro         650,000                           0.001     3/31/14
  Dr. Ricardo Moro         255,000                           0.001     2/28/10

  Dr. Ricardo Moro       1,578,947                           0.001     3/19/11
  Dr. Ricardo Moro                          15,000,000 (1)   0.074     1/22/10
  Dr. Phil Gold             25,000                           0.001     1/31/12
  Dr. Phil Gold            684,210                           0.001     3/19/11
  Dr. Phil Gold                              1,000,000 (1)   0.074     1/22/10
  Gladys Chan                                  500,000 (1)   0.074     1/22/10
  Antonia Bold-de-Haughton                   1,000,000 (1)   0.074     1/22/10
  Denis Burger                              10,000,000 (1)   0.074     1/22/10
  Jim Walsh                                  1,000,000 (1)   0.074     1/22/10
  Gladys Chan              161,400                           0.001     8/17/13
  Antonia Bold-de-Haughton 220,800                           0.001     8/17/13

(1) These options, which were granted on January 22, 2010, were not granted pursuant to our Non-Qualified Stock Option Plan. One-third of the options granted will be exercisable April 24, 2010, and additional one third of the options will be exercisable on January 22, 2011 and the final third of the options will be exercisable on January 22, 2012. If, before January 22, 2012, an option holder's employment terminates for any reason other than death or disability or an option holder ceases to be a director for any reason other than death or disability, any options which are not then exercisable will expire. In the event of the death or disability of an option holder, all options will be immediately exercisable. The options will be exercisable for cash or, in our discretion, through the delivery of shares of our common stock having a market value equal to the exercise price of the options.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2009. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.


                         Number                         Number of Securities Remaining
                      of Securities                     Available For Future Issuance
                      to be Issued    Weighted-Average    Under Equity Compensation
                      Upon Exercise  Exercise Price of   Plans (Excluding Securities
                     of Outstanding   of Outstanding          Reflected in the
Plan category            Options          Options        First Column of This Table)
--------------------------------------------------------------------------------------

Non-Qualified Stock
 Option Plan             5,987,057          $0.001                  3,870,666

      The following table shows the number of outstanding stock options and stock bonuses granted by us pursuant to the Plans, as of March 30, 2010. Each option represents the right to purchase one share of our common stock.


                    Total Shares                           Shares      Remaining
                      Reserved     Options     Options    Issued As  Options/Shares
Name of Plan        Under Plans  Outstanding  Exercised  Stock Bonus   Under Plans
------------        ------------ -----------  ---------  ----------- --------------

Non-Qualified Stock  17,500,000   5,067,057   8,562,277         N/A     3,870,666
  Option Plan

Stock Bonus Plan     10,500,000         N/A         N/A    9,250,868    1,249,132


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of March 31, 2010, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of our common stock, (ii) each of our officers and directors, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                      Number of        Percent of
      Name and Address                Shares (1)          Class
      ----------------                ----------       ----------

      Dr. Ricardo Moro               19,003,947          10.29%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Gladys Chan                       661,400           0.40%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Antonia Bold-de-Haughton        1,220,800           0.73%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Dennis Burger, Ph.D            12,257,286           6.91%
      1534 SW Myrtle St.
      Portland, OR 97201

      Dr. Phil Gold                   1,884,210           1.12%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

                                      Number of        Percent of
      Name and Address                Shares (1)          Class
      ----------------                ----------       ----------

      Jim Walsh                       1,714,286           1.02%
      c/o Biocurex, Inc.
      7080 River Road
      Richmond, British Columbia
      Canada V6X 1X5

      All Officers and Directors     36,741,929           18.4%
      as a Group (6 persons)

(1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are exercisable prior to June 30, 2010.

                                 Shares Issuable
                                   Upon Exercise                     Expiration
         Name                 of Options or Warrants  Exercise Price     Date
         ----                 ----------------------- -------------- -----------

       Dr. Ricardo Moro              17,903,947        .001 - .074    3/11-1/20
       Gladys Chan                      661,400        .001 - .074    8/13-1/20
       Antonia Bold-de-Haughton       1,220,800        .001 - .074    8/13-1/20
      Denis Burger                   10,700,000        .074 - .107    1/15-1/20
      Dr. Phil Gold                   1,709,210        .001 - .074    3/11-1/20
      Jim Walsh                       1,000,000               .074         1/21


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

      All research involving RECAF is conducted on our behalf by Pacific Bioscience Research Centre, which is owned by Dr. Ricardo Moro, our chief executive officer and a member of our board of directors. We expect that PBRC will also function as a testing laboratory for the veterinarian market once it is developed. We have an agreement with PBRC under which we will pay PBRC fees for research and development and general and administrative expenses. The material terms of the agreement include the following:

     o The balance that we owed to PBRC at September 30, 2009, approximately $390,000, plus all accrued and unpaid interest, will be due and payable on December 31, 2014, unless the agreement is earlier terminated by us without cause or by PBRC as a result of our breach of our monthly payment obligation, in which instances all amounts due PBRC will become immediately due and payable.

     o The amount due will accrue interest at a rate equal to the prime rate. Interest will be payable monthly.

     o We will pay PBRC monthly for its services in an amount that is equal to all costs incurred by PBRC in connection with services it provides to us (the "Costs") plus a 15% cost adjustment. The Costs will not include any salary paid by PBRC to Dr. Moro.

     o To the extent the cost adjustment in any month exceeds $20,834, such excess will reduce the amount owed by us to PBRC.

     o PBRC will not be allowed to provide services to any person or entity other than us unless its average monthly Costs for any three consecutive months are less than its total expense for salaries and consulting fees for that three-month period. However, we will be allowed to use other laboratories together with or in lieu of PBRC. In addition, we will have the right to terminate the agreement with PBRC at any time upon 90 days prior written notice. o PBRC has assigned to us all of its right, title and interest in and to all intellectual property developed or to be developed, including, but not limited to, know-how, processes, data and research results and all tangible property relating to RECAF.

     o The initial term of the agreement expires December 31, 2013 and we have the right to extend the agreement for two additional four-year terms.

     o If we terminate the agreement for any reason other than on account of a default by PBRC, then (i) we must pay PBRC a cancellation payment in an amount equal to 15% of the Costs incurred by PBRC for the six months preceding such termination, (ii) we must give PBRC a perpetual non-exclusive license to our RECAF technology and (iii) PBRC may thereafter perform services for any person or entity.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as our independent public accountants for the fiscal year ended December 31, 2009 and 2008.

      The following table shows the aggregate fees billed to us for the year ended December 31, 2009 and 2008 by Manning Elliott.

                                                   2009           2008
                                                   ----           ----

            Audit Fees                          $45,588        $59,905
            Audit Related Fees                       --             --
            All Other Fees                      $20,075             --

      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our reports on Form 10-Q for the fiscal year. All Other Fees relate to the filings of the registration statement pertaining to our public offering that was declared effective by the Securities and Exchange

Commission in January 2010. Before Manning Elliott was engaged by us to render audit or audit related services, the engagement was approved by our Directors.

ITEM 15. EXHIBITS

Exhibit
  No.      Description

1.1        Underwriting Agreement with Paulson Investment Company (1)
3.1        Articles of Incorporation as amended (2)
3.2        Bylaws, as amended (3)
4.4        Warrant Agreement with Paulson Investment Company (4)
10.1       Non-Qualified Stock Option Plan (5)
10.2       Stock Bonus Plan (6)
10.3(a)    License Agreement with Abbott Laboratories (7)
10.3(b)    Amendment to Semi-Exclusive License Agreement (4)
10.3(c)    Second Amendment to Semi-ExclusiveLicense Agreement (7)
10.4 License Agreement with Inverness Medical Switzerland GmbH (portions of Exhibit 10.4 have been omitted pursuant to a request for confidential treatment) (4)
10.5       Agreement with Pacific BioScience Research Centre (4)
10.6       Employment Agreement with Dr. Ricardo Moro-Vidal (4)
10.7       Employment Agreement with Denis Burger, Ph.D. (4)
21.1       Subsidiaries (4)
31         Rule 13a-14(a) Certifications  __________________________________
32         Section 1350 Certifications    __________________________________


(1) Incorporated by reference to Exhibit 10.1 to our report on Form 8-K which was filed on January 25, 2010.

(2)  The original  Articles of  Incorporation  are  incorporated by reference to
     Exhibit 3.1 of our registration statement on Form 10-SB, filed with the SEC on August 5, 1999 and the amendment to the Articles of Incorporation is incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed on October 30, 2009.

(3) Incorporated by reference to Exhibit 3.2 of our registration statement on Form 10-SB, filed with the SEC on August 5, 1999 and to Exhibit 3.1 to a Report on Form 8-K filed with the SEC on September 10, 2009.

(4) Incorporated by reference to the same exhibit filed with our registration statement on Form S-1 (Commission File No. 333-162345).

(5) Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8, filed with the SEC on April 23, 2009.

(6) Incorporated by reference to Exhibit 4.2 of our registration statement on Form S-8, filed with the SEC on April 23, 2009.

(7) The original license agreement is incorporated by reference to Exhibit 10.4 of Amendment No. 2 of our registration statement on Form SB-2, filed with the SEC on November 2, 2007 and the second amendment to the licensing agreement is incorporated by reference to Exhibit 10 to a Current Report on Form 8-K/A filed on August 15, 2008. Portions of Exhibits 10.3(a) and 10.3(c) have been omitted pursuant to a request for confidential treatment.

                       WHISPERING OAKS INTERNATIONAL, INC.
                              (DBA BIOCUREX, INC.)
                          (A Development Stage Company)
                           (Expressed in U.S. dollars)

                        NOTES TO THE FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 2009



                                      INDEX




Consolidated Balance Sheets                                                 F-1

Consolidated Statements of Operations                                       F-2

Consolidated Statements of Cash Flows                                       F-3

Consolidated Statements of Stockholders' Equity (Deficit)              F-4 - 12

Notes to the Consolidated Financial Statements                             F-13

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Biocurex (formerly Whispering Oaks International, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Biocurex (formerly Whispering Oaks International, Inc.)(A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocurex (formerly Whispering Oaks International, Inc.)(A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

March 27, 2010

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                    December 31,    December 31,
ASSETS                                                  2009            2008
                                                          $               $

Current Assets

    Cash                                               126,605          45,625
    Investment securities (Note 3)                           -          18,014
    Prepaid expenses and other                           8,380         137,672
    Notes receivable, net (Note 4)                           -           2,666
                                                  -------------   -------------
Total Current Assets                                   134,985         203,977

Debt issue costs                                       169,709         321,651
Deferred financing costs (Note 6 and 8 (b) )           664,080               -
Patents (Note 5)                                       471,464         446,946
                                                  -------------   -------------
Total Assets                                         1,440,238         972,574
                                                  -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable                                   595,426         174,400
    Accrued liabilities                                462,159         377,627
    Loans payable (Note 6 (a))                         280,189               -
    Due to related parties (Note 7)                    594,107         335,269
    Convertible notes payable (Note 8 (a))              33,885         194,828
    Current portion of convertible debt (Note 8 (b))         -         688,754
                                                  -------------   -------------
                                                     1,965,766       1,770,878

Loans payable (Note 6 (b))                              62,707               -
Convertible debt (Note 8 (b))                        1,411,801       1,136,604
                                                  -------------   -------------
Total Liabilities                                    3,440,274       2,907,482
                                                  -------------   -------------

Nature of Operations and Continuance of Business
(Note 1)

Commitments and Contingencies (Notes 1 and 13)
Subsequent Events (Note 15)

Stockholders' Deficit
    Common stock
       Authorized: 450,000,000 shares, par value
       $0.001
       Issued and outstanding: 73,062,205 and
       43,713,399
       respectively                                     73,061          43,713
    Additional paid-in capital                      17,476,322      15,178,205
    Common stock subscribed                                  -          40,050
    Accumulated other comprehensive loss                     -         (15,529)
    Accumulated deficit                               (114,175)       (114,175)
    Deficit accumulated during the development
      stage                                        (19,435,244)    (17,067,172)
                                                  -------------   -------------
Stockholders' Deficit                               (2,000,036)     (1,934,908)
                                                  -------------   -------------
Total Liabilities and Stockholders' Deficit          1,440,238         972,574
                                                  -------------   -------------

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


                                                                             Accumulated
                                                                             During the
                                                                          Development Stage
                                                      Year Ended           January 1, 2001
                                                     December 31,          to December 31,
                                                  2009          2008            2009
                                                    $             $               $

Revenue                                                -      1,000,000       1,464,456
                                             ------------   ------------    ------------
Operating Expenses
    Amortization                                  50,524         37,758         224,540
    General and administrative (Note 7(a))       881,767        928,845       6,097,476
    Professional and consulting fees             352,063        381,421       5,149,517
    Research and development (Note 7(a))         504,996        675,302       4,244,833
                                             ------------   ------------    ------------
Total Operating Expenses                       1,789,350      2,023,326      15,716,366
                                             ------------   ------------    ------------
Loss From Operations                          (1,789,350)    (1,023,326)    (14,251,910)
                                             ------------   ------------    ------------
Other Income (Expense)
    Accretion of discounts on debt              (324,727)    (1,280,531)     (3,265,883)
    Amortization of debt issue costs            (369,581)      (214,434)       (691,231)
    Gain (loss) on extinguishments of
     convertible debt                            969,538       (906,496)         96,626
    Gain (loss) on sale of equity investment
     securities                                  (20,935)       (16,389)        147,991
    Gain on settlement of accounts payable        58,282              -          58,282
    Interest expense                            (872,239)      (569,982)     (1,746,450)
    Interest income                                    -          8,164         383,679
    Loss on impairment interest of patent cost         -        (67,620)        (67,620)
    Loss on issuance of shares                   (19,060)       (43,371)        (98,728)
                                             ------------   ------------    ------------
Total Other Expense                             (578,722)    (3,090,659)     (5,183,334)
                                             ------------   ------------    ------------
Net Loss for the Period                       (2,368,072)    (4,113,985)    (19,435,244)

Other Comprehensive Income
    Unrealized gain on investment securities      15,529         26,660               -
                                             ------------   ------------    ------------
Total Comprehensive Loss                      (2,352,543)    (4,087,325)    (19,435,244)
                                             ------------   ------------    ------------
Net Loss Per Share - Basic and diluted             (0.04)        (0.10)
                                             ------------   ------------
Weighted Average Shares Outstanding           56,579,000    42,917,000
                                             ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)

                                                              Accumulated During
                                                               The Development
                                                                    Stage
                                             Year Ended            1-Jan-01
                                            December 31,        to December 31,
                                         2009          2008          2009
                                      ------------------------------------------
                                           $             $             $
Operating Activities:
Net loss for the year                 (2,368,072)   (4,113,985)   (19,435,244)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Accretion of discounts on debt        324,727     1,280,531      3,265,883
   Allowance for uncollectible notes
   receivable                                  -        32,831         98,129
   Amortization of patent                 50,524        37,758        224,539
   Amortization of debt issue costs      369,581       214,433        691,231
   Loss (gain) on extinguishments of
   debt                                 (969,538)      906,496        (96,626)
   Loss (gain) on sale of investment
   securities                             20,935        16,389       (253,065)
   Loss from impairment of patents             -        67,620         67,620
   Loss on issuance of shares             19,060        43,371         98,728
   Stock-based compensation            1,176,076       729,402      6,062,538

Changes in operating assets and liabilities:
   Amounts receivable                     (8,380)            -         (8,380)
   Notes and interest receivable               -             -         (6,296)
   Prepaid expenses and other            100,000       (28,627)        35,695
   Subscriptions receivable                    -             -       (100,682)
   Accounts payable and accrued
   liabilities                           559,259       183,802      2,111,702
   (Decrease)in related party            107,977             -        107,977
   Deferred revenue                            -             -       (162,000)
                                     ------------  ------------   ------------
Net Cash Used in Operating Activities   (617,851)     (629,979)    (7,298,251)
                                     ------------  ------------   ------------
Investing Activities:
   Net Proceeds from notes receivable          -                        1,171
   Patent costs                          (75,042)     (191,512)      (559,155)
   Proceeds from sale of investment
   securities                             12,608        53,621        451,123
                                     ------------  ------------   ------------
Net Cash Used in Investing Activities    (62,434)     (137,891)      (106,861)
                                     ------------  ------------   ------------
Financing Activities:

   Due to related parties                150,861        (9,086)       552,281
   Proceeds from loans payable           575,000             -        575,000
   Proceeds from convertible debt              -             -      3,639,743
   Repayment on convertible debt         (36,251)     (825,000)    (1,214,251)
   Deferred financing costs             (142,136)            -       (674,636)
   Debt issue costs                      (89,444)            -        (89,444)
   Proceeds from private placements
    of common stock and share
    subscriptions received               315,000       258,950      3,501,472
   Proceeds from the exercise of
   stock options and warrants              2,070        16,033      1,146,524
   Share issuance costs                  (13,835)            -       (147,523)
                                     ------------  ------------   ------------
Net Cash Provided by  (Used in)
Financing Activities                     761,265      (559,103)     7,289,166
                                     ------------  ------------   ------------
Net Increase (Decrease) in Cash           80,980    (1,326,973)      (115,946)

Cash - Beginning of year                  45,625     1,372,598        242,551
                                     ------------  ------------   ------------
Cash - End of year                       126,605        45,625        126,605
                                     ------------  ------------   ------------

Non-cash Investing and Financing
Activities:
   Shares issued to settle debt          164,334       140,500        982,681
   Note payable converted into
   common shares                         560,945       175,000      1,594,021
                                     ------------  ------------   ------------
Supplemental Disclosures:
   Interest paid                          76,222       359,453        641,587
   Income taxes                                -             -              -
                                     ------------  ------------   ------------


The accompanying notes are an integral part of these consolidated financial statement

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO
                                DECEMBER 31, 2009
                           (Expressed in U.S. dollars)


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance at
 January 1, 2001      8,225,022     8,225      46,775          -           -          -        -   (114,175)          -     (59,175)
Capital contributed
 relating to the
 forgiveness of
 advances payable
 (February 2001)              -         -      59,175          -           -          -        -          -           -      59,175
Issuance of common
 stock at $2.00 per
 share for patents
 and intellectual
 properties
 (February 2001)      1,950,000     1,950      (1,950)         -           -          -        -          -           -           -
Issuance of common
 stock at $1.51 per
 share in settlement
 of convertible
 notes payable
 (May 2001)           1,544,404     1,545     464,616          -           -          -        -          -           -     466,161
Issuance of common
 stock for cash:
 October 2001 - $1.25
 per share               52,000        52      65,000          -           -          -        -          -           -      65,052
December 2001 - $0.97
 per share               32,260        32      31,406          -           -          -        -          -           -      31,438
Issuance of common
 stock at $2.00 per
 share for services
 rendered (December
 2001)                   11,000        11      21,989          -           -          -        -          -           -      22,000
Issuance of warrants          -         -     175,000          -           -          -        -          -           -     175,000
Cumulative foreign
 currency translation
 adjustment                   -         -           -          -           -          -   28,213          -           -      28,213
Net loss for the year         -         -           -          -           -          -        -          -  (1,089,464) (1,089,464)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance at December
 31, 2001            11,814,686    11,815     862,011          -           -          -   28,213   (114,175) (1,089,464)   (301,600)

Issuance of common
 stock at $0.75 per
 share (January 2002)   105,313       105      78,880          -           -          -        -          -           -      78,985
Issuance of common
 stock at $0.10 per
 share to settle
 convertible notes
 payable
 (December 2002)      1,100,000     1,100     108,900          -           -          -        -          -           -     110,000
Issuance of common
 stock for services
 rendered
 April 2002 - $0.64
  per share              77,149        77      49,062          -           -          -        -          -           -      49,139
 July 2002 - $1.25
  per share               7,400         8       9,207          -           -          -        -          -           -       9,215
Issuance of common
 stock for consulting
 services at $0.05
 per share (November
 2002)                2,300,000     2,300     112,700          -           -   (115,000)       -          -           -           -
Issuance of common
 stock to settle
 accounts payable at
 $0.08 per share
 (December 2002)        929,244       929      74,181          -           -          -        -          -           -      75,110
Fair value of stock
 options granted              -         -      21,042          -           -          -        -          -           -      21,042
Fair value of
 warrants issued              -         -     207,188          -           -          -        -          -           -     207,188
Reclassification
 of warrants and
 options to liability         -         -    (529,785)         -           -          -        -          -           -    (529,785)
Reclassification of
 warrant liability to
 equity                       -         -      71,675          -           -          -        -          -           -      71,675
Beneficial conversion
 feature of convertible
 debt                         -         -      99,800          -           -          -        -          -           -      99,800
Cumulative foreign
 currency translation
 adjustment                   -         -           -          -           -          -  (28,213)         -           -     (28,213)
Net loss for the year         -         -           -          -           -          -        -          -    (646,771)   (646,771)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2002            16,333,792    16,334   1,164,861          -           -   (115,000)       -  (114,175)(1,736,23(784,215)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance - December
 31, 2002            16,333,792    16,334   1,164,861          -           -   (115,000)       -   (114,175) (1,736,235)   (784,215)
Issuance of common
 stock for cash:
  January 2003 -
   $0.07 per share      900,543       900      62,137          -           -          -        -          -           -      63,037
  November 2003 -
   $0.21 per share      288,095       288      60,195          -           -          -        -          -           -      60,483
Issuance of common
 stock pursuant to
 exercise of stock
 options:
  March 2003 - $0.07
   per share          1,560,000     1,560     107,640          -           -          -        -          -           -     109,200
  May 2003 - $0.16
   per share          1,000,000     1,000     159,000          -           -          -        -          -           -     160,000
  June 2003 - $0.17
   per share            305,822       306      51,594          -           -          -        -          -           -      51,900
  November 2003 -
   $0.001 per share     450,000       450           -          -           -          -        -          -           -         450
  March 2003 - $0.07
   per share            135,000       135       9,315          -           -          -        -          -           -       9,450
  June 2003 - $0.17
   per share            294,118       294      49,706          -           -          -        -          -           -      50,000
  October 2003 -
   $0.18 per share      277,777       278      49,722          -           -          -        -          -           -      50,000
  November 2003 -
   $0.24 per share      104,167       104      24,896          -           -          -        -          -           -      25,000
Issuance of common
 stock for services:
  March 2003 - $0.40
   per share            156,250       156      62,344          -           -          -        -          -           -      62,500
  October 2003 -
   $0.16 per share    1,000,000     1,000     159,000          -           -   (160,000)       -          -           -           -
Fair value of stock
 options granted              -         -     841,349          -           -          -        -          -           -     841,349
Amortization of
 deferred compensation        -         -           -          -           -    141,667        -          -           -     141,667
Fair value of
 warrants issued              -         -     274,601          -           -          -        -          -           -     274,601
Fair value of
 beneficial conversion
 feature related to
 convertible notes            -         -     255,142          -           -          -        -          -           -     255,142
Fair value of warrants
 issued for loan provided     -         -      99,778          -           -          -        -          -           -      99,778
Reacquisition value of
 beneficial conversion
 feature                      -         -     (33,584)         -           -          -        -          -           -     (33,584)
Unrealized gain on
 investment securities        -         -           -          -           -          -   48,000          -           -      48,000
Net loss for the year         -         -           -          -           -          -        -          -  (2,618,955) (2,618,955)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2003            24,983,564    24,983   3,741,470          -           -   (133,333)  48,000   (114,175) (4,355,190)   (788,245)

Issuance of common
 stock for cash:
  January 2004 -
   $0.19 per share      100,000       100      18,900          -           -          -        -          -           -      19,000
  March 2004 -
   $0.15 per share      633,334       633      94,367          -           -          -        -          -           -      95,000
  March 2004 -
   $0.19 per share      315,790       316      59,684          -           -          -        -          -           -      60,000
  July 2004 -
   $0.50 per share      500,000       500     249,500          -           -          -        -          -           -     250,000


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  July 2004 - $0.60
   per share             33,333        33      19,967          -           -          -        -          -           -      20,000
  Dec 2004 - $0.47
   per share            320,600       321     150,361          -    (150,682)         -        -          -           -           -
Issuance of common
 stock for services:
  February 2004 -
   $0.22 per share      142,928       143      31,301          -           -          -        -          -           -      31,444
  March 2004 -
   $0.23 per share       25,000        25       5,725          -           -          -        -          -           -       5,750
  July 2004 - $0.91
   per share            200,000       200     181,800          -           -          -        -          -           -     182,000
  October 2004 -
   $0.72 per share       60,000        60      43,140          -           -          -        -          -           -      43,200
  December 2004 -
   $0.63 per share       79,616        80      50,078          -           -          -        -          -           -      50,158
Issuance of common
stock pursuant to the
exercise of stock
options for cash:
  March 2004 - $0.14
   per share             40,000        40       5,560          -           -          -        -          -           -       5,600
  March 2004 - $0.22
   per share            200,000       200      43,800          -           -          -        -          -           -      44,000
  April 2004 - $0.14
   per share             65,000        65       9,035          -           -          -        -          -           -       9,100
  April 2004 - $0.001
   per share            150,000       150           -          -           -          -        -          -           -         150
  July 2004 - $0.14
   per share            125,000       125      17,375          -           -          -        -          -           -      17,500
  July 2004 - $0.07
   per share             25,000        25       1,725          -           -          -        -          -           -       1,725
  July 2004 - $0.001
   per share            200,000       200                      -           -          -        -          -           -         200
  September 2004 -
   $0.07 per share       20,000        20       1,380          -           -          -        -          -           -       1,400
  October 2004 -
   $0.73 per share      128,000       128      93,312          -           -          -        -          -           -      93,440
Fair value of stock
 options granted              -         -     419,204          -           -          -        -          -           -     419,204
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
  June 2004 - $0.07
   per share            628,571       629      43,371          -           -          -        -          -           -      44,000
  June 2004 - $0.19
   per share            105,263       105      19,895          -           -          -        -          -           -      20,000
  July 2004 - $0.05
   per share             30,000        30       1,470          -           -          -        -          -           -       1,500
  July 2004 - $0.30
   per share            153,945       154      46,030          -           -          -        -          -           -      46,184
  August 2004 - $0.21
   per share            338,095       338      70,662          -           -          -        -          -           -      71,000
  September 2004 -
   $0.07 per share      271,972       272      18,766          -           -          -        -          -           -      19,038
  September 2004 -
   $0.001 per share     200,000       200           -          -           -          -        -          -           -         200
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  December 2004 -
   $0.08 per share      145,683       146      11,509          -           -          -        -          -           -      11,655


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  December 2004 -
   $0.05 per share      337,313       337      16,528          -           -          -        -          -           -      16,865
  December 2004 -
   $0.30 per share      206,300       206      61,684          -           -          -        -          -           -      61,890
Amortization of
 deferred
 compensation                 -         -           -          -           -    106,499        -          -           -     106,499
Unrealized gain
 on investment
 securities                   -         -           -          -           -          -  174,000          -           -     174,000
Net loss for the year         -         -           -          -           -          -        -          -  (1,406,455) (1,406,455)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2004            30,764,307    30,764   5,527,599          -    (150,682)   (26,834) 222,000   (114,175) (5,761,645)  (272,973)

Issuance of common
stock for services:
  February 2005 -
   $0.71 per share       15,492        15      10,985          -           -          -        -          -           -      11,000
  March 2005 - $0.90
   per share             30,000        30      26,970          -           -          -        -          -           -      27,000
  May 2005 - $1.26
   per share             15,000        15      18,885          -           -          -        -          -           -      18,900
  July 2005 - $1.00
   per share             70,000        70      72,930          -           -          -        -          -           -      73,000
  December 2005 -
   $0.89 per share       25,000        25      22,225          -           -          -        -          -           -      22,250
Issuance of common
stock for cash:
  May 2005 - $1.00
   per share             25,000        25      24,975          -           -          -        -          -           -      25,000
  June 2005 - $1.00
   per share            135,000       135     134,865          -           -          -        -          -           -     135,000
  June 2005 - $1.10
   per share              4,545         5       4,995          -           -          -        -          -           -       5,000
Issuance of common
stock pursuant to the
exercise of stock options
for notes receivable:
  February 2005 -
   $0.60 per share      209,000       209     125,191          -           -          -        -          -           -     125,400
  April 2005 - $0.60
   per share              5,000         5       7,495          -           -          -        -          -           -       7,500
Fair value of stock
 options granted              -         -     384,500          -           -          -        -          -           -     384,500
Issuance of common
stock pursuant to the
exercise of stock
options for cash:
  March 2005 - $0.001
   per share          1,750,000     1,750           -          -           -          -        -          -           -       1,750
  March 2005 - $0.07
   per share             25,000        25       1,725          -           -          -        -          -           -       1,750
  December 2005 -
   $0.001 per share
   (cancellation)    (1,750,000)   (1,750)          -          -           -          -        -          -           -      (1,750)
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  January 2005 -
   $0.30 per share       26,305        26       7,865          -           -          -        -          -           -       7,891
  January 2005 -
   $0.38 per share       65,789        66      24,934          -           -          -        -          -           -      25,000


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  March 2005 - $0.21
   per share             50,000        50      10,450          -           -          -        -          -           -      10,500
  March 2005 - $0.001
   per share            450,000       450           -          -           -          -        -          -           -         450
  June 2005 - $0.21
   per share            682,714       683     142,687          -           -          -        -          -           -     143,370
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  June 2005 - $0.10
   per share            600,000       600      59,400          -           -          -        -          -           -      60,000
  August 2005 - $0.75
   per share             77,266        77      57,873          -           -          -        -          -           -      57,950
  December 2005 -
   $0.001 per share
  (cancellation)       (450,000)     (450)          -          -           -          -        -          -           -        (450)
Issuance of common
stock pursuant to the
cashless exercise of
warrants:
  February 2005
 (139,474 warrants)      70,643        71         (71)         -           -          -        -          -           -           -
  March 2005 (272,903
  warrants)             213,576       213        (213)         -           -          -        -          -           -           -
Issuance of common
 stock pursuant to the
 conversion of notes
 payable (February
 2005)                  955,800       956     142,414          -           -          -        -          -           -     143,370
February 2005, fair
 value of warrants
 issued on conversion
 of note payable              -         -      67,829          -           -          -        -          -           -      67,829
December 2005, fair
 value of warrants
 issued for services          -         -     222,587          -           -          -        -          -           -     222,587
Proceeds from stock
 subscriptions receivable     -         -           -          -     150,682          -        -          -           -     150,682
Proceeds from common
 shares subscribed
 pursuant to warrants
 exercised                    -         -           -     85,962           -          -        -          -           -      85,962
Amortization of
 deferred compensation        -         -           -          -           -     26,834        -          -           -      26,834
Unrealized loss on investment
 securities                   -         -           -          -           -          -  (18,000)         -           -     (18,000)
Net loss for the year         -         -           -          -           -          -        -          -  (1,755,930) (1,755,930)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2005            34,065,437    34,065   7,099,095     85,962           -          -  204,000   (114,175) (7,517,575)   (208,628)

Issuance of common
stock for services:
  June 2006 - $1.50
    per share            25,000        25      37,475          -           -          -        -          -           -      37,500
  July 2006 - $0.72
    per share            37,500        38      26,962          -           -          -        -          -           -      27,000
  July 2006 - $0.77
    per share            37,500        38      28,837          -           -          -        -          -           -      28,875
  September 2006 -
   $0.80 per share      100,000       100      79,900          -           -          -        -          -           -      80,000
  October 2006 -
   $0.75 per share      225,000       225     168,525          -           -          -        -          -           -     168,750


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

November 2006 -
 $0.86 per share         50,000        50      42,950          -           -          -        -          -           -      43,000
Issuance of common
stock for debt
settlement:
  January 2006 -
   $0.78 per share      200,000       200     155,800          -           -          -        -          -           -     156,000
  January 2006 -
   $0.83 per share        6,250         6       5,181          -           -          -        -          -           -       5,187
  February 2006 -
   $0.73 per share        6,850         6       4,994          -           -          -        -          -           -       5,000
  June 2006 -
   $0.95 per share       90,000        90      85,410          -           -          -        -          -           -      85,500
  September 2006 -
   $0.55 per share       15,000        15       8,235          -           -          -        -          -           -       8,250
  September 2006 -
   $0.80 per share      200,000       200     159,800          -           -          -        -          -           -     160,000
  October 2006 -
   $0.72 per share       90,000        90      64,710          -           -          -        -          -           -      64,800
Issuance of common
stock for cash:
  April 2006 - $0.50
   per share            150,000       150      74,850          -           -          -        -          -           -      75,000
  July 2006 - $0.50
   per share            150,000       150      74,850          -           -          -        -          -           -      75,000
  July 2006 - $0.70
   per share            110,000       110      76,890          -           -          -        -          -           -      77,000
  September 2006 -
   $0.50 per share      460,000       460     229,540          -           -          -        -          -           -     230,000
  October 2006 -
   $0.50 per share    1,995,000     1,995     995,505          -           -          -        -          -           -     997,500
Share issuance costs          -         -    (122,500)         -           -          -        -          -           -    (122,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options
 (December 2006)         25,000        25           -          -           -          -        -          -           -          25
Fair value of stock
 options granted              -         -     375,457          -           -          -        -          -           -     375,457
Fair value of stock
 options modified             -         -      68,067          -           -          -        -          -           -      68,067
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
  January 2006 -
   $0.10 per share      500,000       500      49,500    (50,000)          -          -        -          -           -           -
  January 2006 -
   $0.05 per share      719,244       719      35,243    (35,962)          -          -        -          -           -           -
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
 (September 2006)     1,167,834     1,168     137,377          -           -          -        -          -           -     138,545
September 2006, fair
 value of warrants
 issued on conversion
 of note payable              -         -      65,160          -           -          -        -          -           -      65,160
Unrealized loss on
 investment securities        -         -           -          -           -          - (131,128)         -           -    (131,128)
Net loss for the year         -         -           -          -           -          -        -          -  (2,081,293) (2,081,293)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance, December
 31, 2006            40,425,615    40,425  10,027,813          -           -          -   72,872   (114,175) (9,598,868)    428,067
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance,
 December 31, 2006  40,425,615     40,425  10,027,813           -           -          -  72,872   (114,175) (9,598,868)    428,067

Issuance of common
stock for services:
 January 2007 -
  $0.62 per share      135,000        135      83,565           -           -          -       -          -           -      83,700
 August 2007 -
  $0.63 per share       15,873         16       9,984           -           -          -       -          -           -      10,000
 August 2007 -
  $0.56 per share       17,857         18       9,982           -           -          -       -          -           -      10,000
 December 2007 -
  $0.72 per share       57,142         57      41,085           -           -          -       -          -           -      41,142
 December 2007 -
  $0.62 per share       10,488         10       6,492           -           -          -       -          -           -       6,502
 December 2007 -
  $0.53 per share      223,000        223     117,967           -           -          -       -          -           -     118,190
Issuance of common
stock for debt
settlement:
 May 2007 -
  $0.65 per share      100,000        100      55,900           -           -          -       -          -           -      56,000
 Jul 2007 -
  $0.62 per share      100,000        100      61,900           -           -          -       -          -           -      62,000
Issuance of common
stock for cash:
 June 2007 -
  $0.45 per share      220,000        220      98,780           -           -          -       -          -           -      99,000
 May 2007 -
  $0.43 per share       23,256         23       9,977           -           -          -       -          -           -      10,000
 April 2007 -
  $0.45 per share       35,000         35      15,715           -           -          -       -          -           -      15,750
Share issuance costs         -          -     (11,188)          -           -          -       -          -           -     (11,188)
Fair value of stock
 options granted             -          -     412,545           -           -          -       -          -           -     412,545
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 March 2007 -
  $0.15 per share      266,667        267      39,733           -           -          -       -          -           -      40,000
 March 2007 -
  $0.17 per share      266,667        267      45,067           -           -          -       -          -           -      45,334
Fair value of
 warrants issued             -          -      22,106           -           -          -       -          -           -      22,106
Issuance of common
 stock pursuant to
 the cashless
 exercise of
 warrants
 (December 2007)       246,710        247        (247)          -           -          -       -          -          -            -
Fair value of
 warrants issued
 with convertible
 debt                        -  1,426,381           -           -           -          -       -          -           -   1,426,381
Intrinsic value
 of beneficial
 conversion feature
 on convertible debt         -          -   1,426,381           -           -          -       -          -           -   1,426,381
Unrealized loss on
 investment securities       -          -           -           -           -          - (115,061)        -           -    (115,061)
Net loss for the year        -          -           -           -           -          -        -         -  (3,354,319) (3,354,319)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance,
 December 31, 2007  42,143,275     42,143  13,899,938           -           -          -  (42,189) (114,175)(12,953,187)    832,530
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
                    ===========   ======== ===========  ==========  ==========  ========= ======== ========= =========== ===========



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $
Issuance of common
 stock for Services:
Jan 2009 - $0.16
  per share             56,000        56        8,904          -           -          -        -         -           -        8,960
Feb 2009 - $0.14
  per share            639,142       639       88,841          -           -          -        -         -           -       89,480
Apr 2009 - $0.08
 per share             418,060       418       33,445          -           -          -        -         -           -       33,863
May 2009 - $0.05 -
 $0.08 per share       819,480       819       58,739          -           -          -        -         -           -       59,558
Jun 2009 - $0.06 -
 $0.09 per share     1,116,932     1,117       70,514          -           -          -        -         -           -       71,631
Jul 2009 - $0.082
  per share            379,452       380       30,735          -           -          -        -         -           -       31,115
Sep 2009 - $0.06 -
  $0.082 per share   3,070,820     3,070      211,263          -           -          -        -         -           -      214,333

Issuance of common
 stock for Debt
 Settlement:
Jan 2009 - $0.16 -
 $0.24 per share       181,250       181       40,819          -           -          -        -         -           -       41,000
Feb 2009 - $0.08
 per share             (33,333)      (33)      (2,633)         -           -          -        -         -           -       (2,666)
Apr 2009 - $0.09
 per share             250,000       250       22,250          -           -          -        -         -           -       22,500
May 2009 - $0.08
 per share             125,000       125        9,875          -           -          -        -         -           -       10,000
Jul 2009 - $0.075 -
 $0.08 per share       750,000       750       56,750          -           -          -        -         -           -       57,500
Dec 2009 - $0.12
 per share             300,000       300       35,700          -           -          -        -         -           -       36,000
Issuance of common
 stock for Cash:
Jan 2009 - $0.60
 per share             267,000       267       39,783    (40,050)          -          -        -         -           -            -
Jan 2009 - $0.13
 per share             307,892       308       39,692          -           -          -        -         -           -       40,000
Apr 2009 - $0.05
 per share           2,900,000     2,900      142,100          -           -          -        -         -           -      145,000
Aug 2009 - $0.05
 per share           1,000,000     1,000       49,000          -           -          -        -         -           -       50,000
Sep 2009 - $0.05
 per share             400,000       400       19,600          -           -          -        -         -           -       20,000
Sep 2009 - $0.05
 per share             500,000       500       24,500          -           -          -        -         -           -       25,000
Sep 2009 - $0.07
 per share             500,000       500       34,500                      -          -        -         -           -       35,000
Finder fees on
 financing                   -         -      (12,500)         -           -          -        -         -           -      (12,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
Fair Value of
 options granted             -         -      324,650          -           -          -        -         -           -      324,650
Issuance of common
 stock pursuant to
 the exercise of
 stock options and
 warrants             2,070,000     2,070           -          -           -          -        -         -           -        2,070
Fair value of
 warrants granted             -         -      71,389          -           -          -        -         -           -       71,389
Fair value of
 warrants modified            -         -      66,423          -           -          -        -         -           -       66,423
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
Sep 2009 - $0.014
 per share - $0.073
 per share            5,116,818     5,117     555,827          -           -          -        -          -           -     560,944
Issuance of common
stock of Bridge loan  8,214,293     8,214     279,286          -           -          -        -          -           -     287,500
Share issue cost of
 Bridge loan                  -         -      (1,335)         -           -          -        -          -           -      (1,335)
Comprehensive income -
 unrealized gain              -         -           -          -           -          -   15,529          -           -      15,529
Net loss of the year ended                                                                                                 )
December 31, 2009             -         -           -          -           -          -        -          -  (2,368,072) (2,368,072)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance,  December
 31, 2009            73,062,207     3,061   17,476,322         -           -          -        -   (114,175)(19,435,244) (2,000,036)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   BioCurex, Inc. (formerly Whispering Oaks International, Inc.) (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. ("Biocurex China"), a wholly-owned subsidiary in China.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at December 31, 2009, the Company has a working capital deficiency of $1,830,781 and has accumulated losses of $19,435,244 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biocurex China. The Company's fiscal year-end is December 31.

   Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

   Cash and Cash Equivalents

   The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Marketable Securities

   The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under FASB ASC 320, Investments - Debt and Equity Securities. We follow the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

   Registration Payment Arrangements

   The Company accounts for registration rights arrangements and related liquidated damages provisions under FASB ASC 815-40, Derivatives and Hedging
   - Contracts in Entity's own Entity, which addresses an issuer's accounting for registration payment arrangements. ASC 815-40 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

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

   Foreign Currency Translation

   The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

   Revenue Recognition

   The Company recognizes revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology.

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Long-lived Assets

   In accordance with ASC 360, Property Plant and Equipment , the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

   Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

   Fair Value of Financial Instruments


   The Company's financial instruments consist principally of cash, investment securities, notes receivable, accounts payable, loans payable, convertible notes payable, convertible debt and amounts due to related parties. Investment securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents and marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature or their respective relatively short maturity dates or durations.

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

   Comprehensive Income

   ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2009 and 2008, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2009 and 2008, the Company had approximately 66,580,500 and 20,650,000 respectively, of dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt.

   Stock-based Compensation

   The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, using the fair value method.

   All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

   Recent Accounting Pronouncements

   In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's consolidated financial statements, but did eliminate all references to pre-codification standards

   In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's consolidated financial statements. Refer to Note 15.

   The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. INVESTMENT SECURITIES

    In November 2002, the Company entered into a licensing agreement with a third party whereby it licensed part of its technology in exchange for cash and 600,000 shares of the third party's publicly traded common stock that had a fair value of $162,000. The 600,000 shares of common stock were classified as "available for sale" in accordance with ASC 320 and reported at fair value. During the year ended December 31, 2009, the Company sold the remaining 124,235 shares for proceeds of $12,608, resulting in a realized loss of $20,935.

4. NOTES RECEIVABLE, NET


                                                     December 31, December 31,
                                                         2009         2008
                                                          $            $
    ---------------------------------------------------------------------------
    Note receivable  including interest at prime plus   73,489       73,489
    4%
    Notes receivables from employees                    15,497       35,497
    Less: allowance for doubtful accounts              (88,986)    (106,320)
    ---------------------------------------------------------------------------
    Total                                                    -        2,666
    ---------------------------------------------------------------------------

   Notes receivable from various employees are pursuant to stock options exercised and are non-interest bearing and due on demand.

5. PATENTS

    Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. As of December 31, 2009, the Company received a total of five countries patent approval. Additions made after December 31, 2009 will have a remaining life of approximately 5 years. The Company intends to apply for extensions in the near future.

   A schedule of the patents is as follows:

                                                     December 31,   December 31
                                                         2009          2008
                                                           $             $

   Patents                                              696,003        688,581
   Less:
     Accumulated amortization                          (224,539)      (174,015)
     Loss on impairment of patent cost                        -        (67,620)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   471,464        446,946
   ----------------------------------------------------------------------------

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

5. PATENTS (continued)

   Amortization expense totaled $50,524 and $37,758 for the years ended December 31, 2009 and 2008, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2010             41,774
                  2011             41,774
                  2012             41,774
                  2013             41,774
                  2014             41,774
                  Thereafter      262,594
                               --------------
                                  471,646
                               --------------

6.    LOANS PAYABLE

a) On September 10, 2009, the Company completed a private placement financing in which it sold 17 promissory notes in the aggregate principal amount of $450,000 and 6,428,578 shares of its common stock for an aggregate purchase price of $450,000.

      The promissory notes bear interest at a rate of 10% per annum. Both interest and principal are payable on August 31, 2010. However, if the Company sells any capital stock and receives gross proceeds of at least $3 million from such sale prior to August 31, 2010, it must prepay the principal under the notes from such proceeds. As of December 31, 2009, the Company accrued interest payable in the amount of $13,932 (2008 - $nil).

      The aggregate purchase price for the units was allocated equally between the notes and shares contained in each Unit based on their relative fair value. The relative fair value assigned to the shares totaled $225,000. These amounts were recorded as a notes discount and will be amortized as interest expense over the term of the promissory notes. For the year ended December 31, 2009, the Company recorded $55,189 (2008 - $nil) of accretion expense related to these promissory notes. As at December 31, 2009, the carrying vaule of these notes was $280,189.

b) On September 21, 2009, the Company completed a private placement financing in which it sold 3 promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

      The promissory notes bear interest at a rate of 10% per annum. Both interest and principal are payable on January 31, 2013. However, if the Company sells any capital stock and receives gross proceeds of at least $3 million from such sale prior to August 31, 2010, it must prepay the principal under the notes from such proceeds. As of December 31, 2009, the Company paid interest in the amount of $3,493 (2008 - $nil) and charged into interest expense.

      The aggregate purchase price for the units was allocated equally between the notes and shares contained in each Unit based on their relative fair value. The relative fair value assigned to the shares totaled $62,500. These amounts were recorded as a notes discount and will be amortized as interest expense over the term of the promissory notes. For the year ended December 31, 2009, the Company recorded $207 (2008 - $nil) of accretion expense related to these promissory notes. As at December 31, 2009, the carrying vaule of these notes was $62,707.

                                 BIOCUREX, INC.
                 (formerly, WHISPERING OAKS INTERNATIONAL, INC.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6. LOANS PAYABLE (continued)

      The Company incurred $118,612 in debt issue costs for the promissory notes described in Note 6(a) and (b). The debt issue costs are being expensed over the term of the promissory notes. During the year ended December 31, 2009, the Company expensed $32,722 (2008 - $nil) of the debt issue costs related to these promissory notes.

7. RELATED PARTY BALANCE AND TRANSACTIONS

                                                     December 31,    December
                                                         2009           31,
                                                           $           2008
                                                                         $

   Due to Pacific BioSciences Research Centre Inc. & 526,827 328,269 Company's President (a)
   Due to Company's  Chairman (b)                        62,350            -
   Due to former officer (c)                              4,930        7,000
                                                        -------      -------
                                                        594,107      335,269
                                                        =======      =======

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the year ended December 31, 2009 and 2008, Pacific performed research and development for the Company valued at $514,225 and $674,326, respectively.

      Pacific also provided administrative services during the year ended December 31, 2009 and 2008, valued at $216,522 and $242,583, respectively. During the year ended December 31, 2009, and 2008, Pacific charged interest of $10,669 and $7,241, respectively, calculated at bank prime rate on the monthly balance owed. As at December 31, 2009, the amount due to Pacific of $479,129 is unsecured and due on demand.

      On September 15, 2009, the Company has an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During fiscal year 2009, the Company accrued $44,049 (2008: $nil) for the management services (2008: $nil) and paid out $8,000 (2008: $nil). The balance includes stock options payable to the president at a fair value of $3,649.

b) On September 15, 2009, the Company has an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum. During fiscal year 2009, the Company accrued $29,167 (2008: $nil) as the management services and accrued $33,183 travel expenses on the road show presentation between October to December 2009.

c) The balance includes $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.


d) During the year ended December 31, 2009, the Company granted 2,263,157 (2008 - 570,000) stock options to two directors at a below market exercise price of $0.001 per share.

8.    CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT

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

      In accordance with ASC 470-20, Debt - Debt with Conversion and Other Options, the proceeds were allocated between the debt and warrants based on their relative fair values. The value assigned to the warrants totaled $274,601 and was expensed immediately due to the notes being due on demand. The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions: average risk-free interest rate of 1.49%; expected life of two years; expected volatility of 473%; and no expected dividends. In addition to the shares to be received upon conversion, the note holder will also receive an equal number of warrants to purchase shares at 110% of the conversion price amount.

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

b) On July 7, 2007, the Company received proceeds of $3,000,000 from the issuance of convertible notes (the "Notes"), plus share purchase warrants, to two private investors. The share purchase warrants allow the holders to purchase up to 3,500,000 shares of the Company's common stock at a price of $0.60 per share expiring September 25, 2012. The Notes bear interest annually at a rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year. The Notes are due and payable on June 25, 2010 and are secured by substantially all of the Company's assets. Interest is payable monthly with the first interest payment due on August 1, 2007.


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

      In accordance with ASC 470-60 Debt - Troubled Debt Restructurings by Debtors the Company determined that the creditor did not grant a concession even though the payments were deferred as the total amount owing by the Company was increased. As at November 26, 2008, prior to the modification of the convertible notes, the carrying value of the convertible notes was $613,738. The remaining unaccreted discount of $304,467 related to the convertible notes was charged to operations in the year ended of 2008.

      In accordance with ASC 470-20, the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes was 6.56%.

      The Company incurred $717,668 in debt issue costs for these convertible debentures. The debt issue costs will be expensed over the term of the convertible debt. During the year ended December 31, 2009, the Company expensed $326,942 (2008 - $214,434) of the debt issue costs related to the convertible debt.

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

      The Company entered into a loan modification agreement, dated as of August 31, 2009, with the debt holders. Pursuant to the agreement, the mandatory prepayment amount and late interest were waived and the terms of the notes were amended as follows:

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

      The present value of the cash flows under the terms of the July 1, 2009 debt instrument was greater than 10% different from the November 26, 2008 debt instrument. As a result, in accordance with ASC 470-50 Debt - Modifications and Extinguishments, the Company deemed the terms of the amendment to be substantially different and treated the November 26, 2008 convertible notes extinguished and exchanged for new convertible notes. The fair value of the July 1, 2009 Notes of $1,673,243 was recorded at July 1, 2009. The Company recorded a gain on extinguishment of debt of $969,538.

      In accordance with ASC 470-20, the Company determined there was no intrinsic value to the conversion feature and thus no beneficial conversion feature. The Company recorded a discount of $476,757 which equals to the difference of the face value of the new note and the present value of the revised cash flows.

      During the year ended December 31, 2009, the debt holders converted $400,000 into 2,912,088 shares at $0.14 per share. The Company recorded interest expense of $81,455 related to the amounts converted which is included in accretion expense based on the modified convertible loan agreement as described below.

      For the year ended December 31, 2009, the Company recorded $129,642 (2008
      - $976,064) of accretion expense related to the original convertible debt, and $138,558 of accretion expense based on the modified convertible loan agreement entered into on August 31, 2009. The unamortized discount as at December 31, 2009 is $338,199. The effective interest rate of the remaining convertible notes at December 31, 2009 is 7.22%.

9. COMMON STOCK

   For the year ended December 31, 2009:

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

v) In August 2009, the Company issued 125,000 shares of common stock at a fair value of $10,000 for settle debt.

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

x) In September 2009, the Company issued 300,000 shares of common stock to an investor relations company for consulting services at a fair value of $24,600.

y) In September 2009, the Company issued 143,000 shares of common stock to a director for management services at a fair value of $10,000.

z) In September 2009, four notes in the amount of $160,945 were converted into 2,204,730 units, consisting of one common share at $0.073 per share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.08 per share expiring on August 26, 2014.

aa) In September 2009, the Company issued 3,648,947 shares of common stock to a director for the exercise of 3,648,947 options at $0.001 per share for gross proceeds of $3,649.

bb) In September 2009, the Company issued 2,000,000 shares of common stock at a fair value of $140,000 to a legal firm for legal services.

cc) In September 2009, the Company issued 92,500 shares of common stock at a fair value of $3,332 to settle debt.

dd) In September 2009, the Company issued 535,320 shares of common stock at a fair value of $36,402 to five employees for services provided in September 2009.

ee) In September 2009, the Company issued 6,428,578 shares pursuant to the promissory notes described in Note 6. The aggregate purchase price of $450,000 for the units was allocated equally between the notes and shares contained in each unit. The relative fair value assigned to the shares totaled $225,000.

ff) In September 2009, the Company issued 1,428,572 shares to a convertible debt holder for the debt conversion of $200,000.

gg) In September 2009, the Company issued 400,000 units at $0.05 per unit for proceeds of $20,000. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on August 18, 2011.

hh) In October 2009, the Company issued 500,000 shares of common stock at $0.05 per share for common share subscriptions totaling $25,000 received in August 2009. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on August 17, 2011.

ii) In October 2009, the convertible debt holders elected to convert $100,000 of the principal amount of those notes into 714,286 shares of common stock. See Note 8(b).

jj) On November, 2009, the Company issued an aggregate of 1,785,715 shares of common stock to three investors. These shares were sold in September 2009. See Note 6(b).

kk) In December 2009, the Company issued 500,000 shares of common stock at $0.07 per share for common share subscriptions totaling $35,000 received in September 2009. Each unit consisted of one share of common stock and purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.11 per share expiring on September 3, 2011.

ll) In December 2009, the convertible debt holders elected to convert $100,000 of the principal amount of those notes into 769,230 shares of common stock. See Note 8(b).

mm) In December 2009, the Company issued 300,000 shares of common stock at a fair value of $36,000 for settle debt.

nn) In December 2009, the President of the Company returned 3,648,947 shares of common stock to for his stock options exercised in September 2009.

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

10.   STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 1,606,275 common shares available for future issuance as of December 31, 2009.

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

   On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 3,870,666 common shares available for future issuance as of December 31, 2009.

   A summary of the changes in the Company's stock options is presented below:

                                              Weighted   Weighted
                                              Average    Average      Aggregate
                                              Exercise   Remaining    Intrinsic
                                    Number     Price    Contractual     Value
                                   of Shares      $     Life (Years)      $
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2007  3,666,666    0.03

     Granted                         570,000   0.001
     Exercised                       (33,333)  0.001
     Expired                        (313,333)  0.367
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2008  3,890,000   0.001         2.99     774,110

     Granted                       3,717,057   0.001
     Exercised                    (1,620,000)  0.001
   -----------------------------------------------------------------------------

   Outstanding, December 31, 2009  5,987,057   0.001         1.65     652,589
   =============================================================================

   Exercisable, December 31, 2009  4,533,157   0.001         1.00     494,114
   =============================================================================

      During the year ended December 31, 2009, the Company granted 3,717,057 stock options at a fair value of $364,988 to directors, employees and consultants at a below market exercise price of $0.001 per share.

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2009 and 2008 were $0.09 and $0.64 per share, respectively.

   The weighted average assumptions used are as follows:

                                                         Year Ended
                                                  ---------------------------
                                                  December 31,   December 31,
                                                      2009           2008

      Expected dividend yield                           0%            0%
      Risk-free interest rate                        1.50%         1.97%
      Expected volatility                             123%           63%
      Expected option life (in years)                 2.78           2.0

   As at December 31, 2009, there was $46,915 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of five months. The total fair value of shares vested during the year ended December 31, 2009 and 2008 were $324,650 and $364,252, respectively.

   A summary of the status of the Company's non-vested options as of December 31, 2009, and changes during the period of December 31, 2009, is presented below:
                                                             Weighted Average
                                                                Grant Date
                                                Number of       Fair Value
                                                 Options            $

       Non-vested shares
       Non-vested at December 31, 2008                --             --

       Granted                                 3,717,057          0.001
       Vested                                 (2,263,157)         0.001
      ------------------------------------------------------------------------
       Non-vested at December 31,2009          1,453,900          0.001
      ========================================================================

11. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:
                                                            Weighted Average
                                            Number           Exercise Price
                                                                   $

      Balance, December 31, 2007          11,890,672             0.47

      Issued                                 473,500             0.48
      Exercised                              (84,210)            0.19
      Expired                               (505,000)            0.81
      -------------------------------------------------------------------------
      Balance, December 31, 2008          11,774,962             0.35

      Issued                               7,812,422             0.10
      Exercised                             (450,000)           0.001
      Expired                             (2,184,573)            0.77
      -------------------------------------------------------------------------
      Balance, December 31, 2009          16,952,811             0.14
      =========================================================================


   In January 2009, the Company extended the term of 2,455,000 share purchase warrants by three months. All of the 2,455,000 shares purchase warrants expired on May 1, 2009. In accordance with ASC 718, Compensation -Stock Compensation, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $3,349 for these modified share purchase warrants.

   In April 2009, the Company extended the term of 1,000,000 shares purchase warrants by two years and modified the exercising price from $0.90 to $0.11. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $63,074 for these modified share purchase warrants.

   As at December 31, 2009, the following share purchase warrants were outstanding:

                     Exercise       Expiration
        Warrants      Price $           Date
      -------------------------------------------

       1,275,000        0.08     January 15, 2010
         955,800        0.17       March 09, 2010
         115,000        0.65         May 01, 2010
         541,666        0.12     October 31, 2010
         199,311        0.17    November 11, 2010
         133,500        0.30    November 30, 2010
         307,692        0.17    February 02, 2011
         900,000        0.11        April 5, 2011
       1,000,000        0.11        June 15, 2011
         233,092        0.06        July 07, 2011
         343,833        0.20        July 07, 2011
         590,909        0.12        July 19, 2011

         500,000        0.11      August 17, 2011
         400,000        0.11      August 18, 2011
         500,000        0.11    September 3, 2011
         252,278        0.05    December 31, 2011
       2,000,000        0.11        April 1, 2012
       1,000,000        0.25       April 30, 2012
       3,500,000        0.25        June 27, 2012
       2,204,730        0.08      August 26, 2014
      -------------------------------------------
      16,952,811
      ==========


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

   Pursuant to ASC 825, the fair values of the cash equivalents and investment securities are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. Loan payable, convertible notes payable and convertible debt are valued based on "Level 2" inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

   Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2009 as follows:

                                            Fair Value Measurements Using
                                 Quoted     -----------------------------
                                Prices in
                                 Active
                                 Markets     Significant
                                  For           Other      Significant
                                Identical     Observable   Unobservable      Balance as of
                                Instruments     Inputs        Inputs         December 31,
                                 (Level 1)     (Level 2)    (Level 3)            2009
                               ------------------------------------------------------------
   Assets:
   Cash equivalents            $    126,605   $        -   $        -         $  126,605

   Total assets measured at
   fair value                  $    126,605   $        -   $        -         $  126,605

   Liabilities:
   Loans payable               $          -   $  342,896   $        -         $  342,896
   Convertible notes payable              -       33,885                          33,885
   Convertible notes                      -    1,411,801            -          1,411,801
                                -----------   ----------   ----------         ----------
   Total liabilities measured
   at fair value               $          -   $1,788,582   $        -         $1,788,582
                               ============   ==========   ==========         ==========


13.   COMMITMENTS AND CONTINGENCIES

a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of December 31, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2009, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.


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

   The Company has incurred operating losses of approximately $12,806,666 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

                                             Net     Expiration
                                             Loss       Date

          1999                         $     89,948     2019
          2000                               24,052     2020
          2001                              793,976     2021
          2002                              231,928     2022
          2003                            1,120,379     2023
          2004                            1,400,412     2024
          2005                            1,645,391     2025
          2006                            1,888,080     2026
          2007                            2,327,750     2027
          2008                            1,050,348     2028
          2009                            2,234,402     2029
                                         ----------
                                        $12,806,666
                                        ===========

   The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company's income tax recovery as reported is as follows:

                                                   Year Ended      Year Ended
                                                   December 31,    December 31,
                                                      2009            2008
                                                       $               $

   Income tax recovery at statutory rate             828,825       1,439,895
   Stock based compensation                         (144,400)       (255,291)
   Accretion of discount on debts                   (113,655)       (448,186)
   Financing costs                                  (129,746)              -
   Gain (loss) on extinguishment of
   convertible debt                                  339,339        (317,274)
   Other                                               4,653         (19,255)

   Change in tax rates                                     -          95,219

   Valuation allowance change                       (785,016)       (495,108)
   ----------------------------------------------------------------------------
   Income tax recovery                                     -               -
   ============================================================================


   The significant components of deferred income tax assets and liabilities as at December 31, 2009 and 2008 are as follows:

                                                   December 31,     December 31,
                                                       2009             2008
                                                         $               $
                                                   -----------------------------
                                                   -----------------------------


   Net operating loss carryforward                  4,482,333       3,700,292
   Intangible assets                                   35,243          32,268

   Valuation allowance                             (4,517,576)     (3,732,560)
   -----------------------------------------------------------------------------
   Net deferred income tax asset                              -              -
   ============================================================================

15.   SUBSEQUENT EVENTS

a) In January 2010, the Company entered into an Underwriting Agreement with Paulson Investment Company ("Paulson"), as representative of the two underwriters named therein. Pursuant to the terms of such Underwriting Agreement, Paulson agreed to underwrite the offer and sale by the Company of 1,200,000 units, each consisting of 70 shares of the Company's common stock and 70 redeemable common stock purchase warrants. In addition, the Company issued the underwriters a 45-day option to purchase an additional 92,280 units to cover over-allotments. The underwriters agreed to offer the units to the public at $5.00 per unit. As compensation for the services to be provided to the underwriters in connection with the offering of the units, the Company agreed to a 9% underwriting discount for $581,526 in cash. In addition, the Company agreed to pay $180,000 to Paulson for the non-accountable expense allowance, and issue "Representative's Warrant", which allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years. The offer and sale of all of the units, including the units covered by the over-allotment option and the Representative's Warrant, all of the shares and warrants included in the units as well as the Representative's Warrant are covered by a registration statement on Form S-1 filed by the Company under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on January 19, 2010. Pursuant to the Form S-1, the Company issued a total of 90,459,600 shares and 90,459,600 warrants subsequent to year end.

b) In February 2010, the Company issued 800,000 restricted common shares for consulting services.

c) In February 2010, the Company issued 200,000 shares to a vendor to settle payment for services of $14,000.

d) In February 2010, a total of 920,000 stock options were exercised at $0.001 per share.

e) In February 2010, the Company issued 347,727 shares of common stock pursuant to the exercise of 1,275,000 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant.

f) In February 2010, the Company issued 357,143 shares to a legal counsel for services provided.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2010.

                                    BIOCUREX, INC.


                                     By:/s/ Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - Principal Executive
Officer

                                     By:/s/ Gladys Chan
                                        -------------------------------------
                                        Gladys Chan - Principal Financial
                                        Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Ricardo Moro                Director           March 31, 2010
----------------------
Dr. Ricardo Moro


/s/ Antonia Bold-de-Haughton                       Director March 31, 2010
----------------------------
Antonia Bold-de-Haughton


/s/ Denis Burger                Director           March 31, 2010
----------------------
Denis Burger


                                Director
Dr. Phil Gold


                                Director
Jim Walsh

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS