Form 10-Q
period 2010-03-31
BIOCUREX INC
filed 2010-05-17
CIK 1092562

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

                       For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                         Commission File Number: 0-26947

                                 BIOCUREX, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Texas                                    75-2742601
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.
      incorporation or organization)

                           7080 River Road, Suite 215
                       Richmond, British Columbia V6X 1X5
                 ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (866) 884-8669

                                       N/A
        ----------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).    Yes [ ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 166,430,674 shares outstanding as of May 10, 2010.

                                 BIOCUREX, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                 March 31, 2010


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

Consolidated Statements of Operations                                       F-2

Consolidated Statements of Cash Flows                                       F-3

Notes to the Consolidated Financial Statements                              F-4

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                    March 31,       December 31,
                                                       2010             2009
                                                        $                $
                                                   (unaudited)
ASSETS

Current Assets

    Cash                                             3,118,725          126,605
    Prepaid expenses and other                          29,316            8,380
                                                   ------------     ------------
Total Current Assets                                 3,148,041          134,985

Debt issue Costs (Note 4 (b) and 6 (b))                 67,134          143,927

Deferred financing costs                                     -          689,862

Patents (Note 3)                                       476,662          471,464
                                                   ------------     ------------
Total Assets                                         3,691,837        1,440,238
                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                   172,694          595,426
    Accrued liabilities                                363,054          462,159
    Loans payable (Note 4 (a))                               -          280,189
    Due to related parties (Note 5)                    444,585          594,107
    Convertible notes payable (Note 6 (a))              33,885           33,885
                                                   ------------     ------------
                                                     1,014,218        1,965,766
                                                   ------------     ------------
Loans payable (Note 4 (b))                              69,619           62,707
Convertible debt (Note 6 (b))                          462,550        1,411,801
                                                   ------------     ------------
Total Liabilities                                    1,546,387        3,440,274
                                                   ------------     ------------

Commitments and Contingencies (Notes 1 and 12)

Subsequent Event (Note 13)

Stockholders' Equity (Deficit)
 Common stock
  Authorized: 450,000,000 shares, par value $0.001
  Issued and outstanding: 166,146,675
   (December 31, 2009 - 73,062,205)                    166,147           73,061
  Additional paid-in capital                        23,183,220       17,476,322
  Common stock subscribed                                  284                -
  Accumulated deficit                                 (114,175)        (114,175)
  Deficit accumulated during the development stage (21,090,026)     (19,435,244)
                                                   ------------     ------------
Stockholders' Equity (Deficit)                       2,145,450       (2,000,036)
                                                   ------------     ------------
Total Liabilities and Stockholders'
 Equity (Deficit)                                    3,691,837        1,440,238
                                                   ============     ============


The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                         Accumulated During the
                                                  Three Months Ended       Development Stage
                                                      March 31,             January 1, 2001
                                                  2010          2009       to March 31, 2010
                                                   $              $                 $
                                                  ----          ----       ------------------

Revenue                                               -              -         1,464,456
                                           -------------  -------------     -------------
Operating Expenses
 Amortization                                    10,691          9,822           235,231
 General and administrative
  (Notes 5(a) & 8)                              944,505        295,909         7,041,981
 Professional and consulting fees               101,569         59,259         5,251,086
 Research and development (Note 5(a))           116,253        128,637         4,361,086
                                           -------------  -------------     -------------
Total Operating Expenses                      1,173,018        493,627        16,889,384
                                           -------------  -------------     -------------
Loss From Operations                         (1,173,018)      (493,627)      (15,424,928)
                                           -------------  -------------     -------------
Other Income (Expense)
 Accretion of discounts on debt                (414,172)       (29,542)       (3,680,055)
 Amortization of debt issue costs               (76,793)       (53,608)         (768,024)
 Gain (loss) on extinguishments of
  convertible debt                                    -              -            96,626
 Gain (loss) sale of equity
  investment securities                               -              -           147,991
 Gain on settlement of accounts
  payable                                        44,655              -           102,937
 Interest expense                               (21,958)       (34,837)       (1,768,408)
 Interest income                                      -              -           383,679
 Loss on impairment interest of
  patent cost                                         -              -           (67,620)
 Loss on issuance of shares                     (13,496)       (18,757)         (112,224)
                                           -------------  -------------     -------------
Total Other Expense                            (481,764)      (136,744)       (5,665,098)
                                           -------------  -------------     -------------
Net Loss for the Period                      (1,654,782)      (630,371)      (21,090,026)

Other Comprehensive Loss
 Unrealized loss on investment securities             -        (11,803)                -
                                           -------------  -------------     -------------
Total Comprehensive Loss                     (1,654,782)      (642,174)      (21,090,026)
                                           -------------  -------------     -------------
Net Loss Per Share - Basic and Diluted            (0.01)         (0.01)
                                           -------------  -------------
Weighted Average Shares Outstanding         136,775,000     44,438,500
                                           =============  =============


The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                       Accumulated During
                                                Three Months Ended    The Development Stage
                                                      March 31,          January 1, 2001
                                                2010           2009     to March 31, 2010
                                            -----------------------------------------------
                                                  $             $               $
Operating Activities:
Net loss for the period                      (1,654,782)    (630,371)      (21,090,026)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Accretion of discounts on debt                414,172       29,542         3,680,055
  Allowance for uncollectible
   notes receivable                                   -            -            98,129
  Amortization                                   10,691        9,822           235,231
  Amortization of debt issue costs               76,793       53,609           768,024
  Loss (gain) on extinguishments
   of debt                                            -            -           (96,626)
  Loss (gain) on sale of
   investment securities                              -            -          (253,065)
  Loss from impairment of patents                     -            -            67,620
  Gain on settlement of accounts
   payable                                      (44,655)           -           (44,655)
  Loss on issuance of shares                     13,496       18,757           112,224
  Stock-based compensation                      802,901      314,611         6,865,438
Changes in operating assets and liabilities:
  Notes and interest receivable                       -            -            (6,296)
  Prepaid expenses and other                    (20,936)      70,690             6,379
  Accounts payable & accrued
   liabilities                                 (409,677)      83,772         1,702,025
  (Decrease) in related party                  (149,522)           -           (41,545)
  Deferred revenue                                    -            -          (162,000)
  Subscriptions receivable                            -            -          (100,682)
                                            ------------  -----------     -------------
Net Cash Used in Operating Activities          (961,519)     (49,568)       (8,259,770)
                                            ------------  -----------     -------------
Investing Activities:
  Net Proceeds from notes receivable                  -            -             1,171
  Patent costs                                  (15,889)     (10,005)         (575,044)
  Proceeds from sale of investment
   securities                                         -            -           451,123

                                            ------------  -----------     -------------
Net Cash Used in Investing Activities           (15,889)     (10,005)         (122,750)
                                            ------------  -----------     -------------
Financing Activities:
  Due to related parties                              -            -           552,281
  Proceeds from loans payable                         -       50,000           575,000
  Repayment on loans payable                   (450,000)           -          (450,000)
  Proceeds from convertible debt                      -            -         3,639,743
  Repayment on convertible debt              (1,186,700)           -        (2,400,951)
  Deferred financing costs                      (94,850)           -          (769,486)
  Debt issue costs                                    -            -           (89,444)
  Proceeds from shares issued of
   common stock and share
   subscriptions received                     6,461,400       40,000         9,962,872
  Proceeds from the exercise of
   stock options and warrants                     1,204            -         1,147,728
  Share issuance costs                         (761,526)           -          (909,049)
                                            ------------  -----------     -------------
Net Cash Provided by Financing
 Activities                                   3,969,528       90,000        11,258,694
                                            ------------  -----------     -------------
Net Increase in Cash                          2,992,120       30,427         2,876,174

Cash - Beginning of period                      126,605       45,625           242,551
                                            ------------  -----------     -------------
Cash - End of period                          3,118,725       76,052         3,118,725
                                            ------------  -----------     -------------
Non-cash Investing and Financing
Activities:
  Share issued to settle debt                    81,000       43,070         1,063,681
  Units issued as share issuance costs          939,771            -           939,771
                                            ------------  -----------     -------------
  Note payable converted into
   common shares                                      -            -         1,594,021
                                            ------------  -----------     -------------
Supplemental Disclosures:
  Interest paid                                  21,880            -           663,467
  Income taxes                                        -            -                 -
                                            ============  ===========     =============

The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing cancer diagnostic kits and is currently considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. ("Biocurex China"), a wholly-owned subsidiary in China.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As at March 31, 2010, the Company has a working capital of $2,133,823 and has accumulated losses of $21,090,026 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biocurex China. The Company's fiscal year-end is December 31.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to valuation of notes receivable, valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Use of Estimates (continued)

   and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q.

   They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed on April 1, 2010 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Registration Payment Arrangements (continued)

   ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies. As at March 31, 2010, the Company has no liabilities related to its registration statement.

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

   Revenue Recognition

   The Company recognizes revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and ~ollectability is reasonably assured. The Company's revenue consists of license fees related to the licensing of its RECAF(TM) technology.

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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Long-lived Assets (continued)

   Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

   Fair Value of Financial Instruments

   The Company's financial instruments, which consist principally of cash, accounts payable, loans payable, convertible notes payable, convertible debt and amounts due to related parties, are valued in accordance with ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, See Note 11.

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

   Stock-based Compensation

   The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees using the fair value method.

   All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2010 and 2009, the Company had approximately 159,712,000 and 19,298,000 respectively, of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt.

   Recent Accounting Pronouncements

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

3. PATENTS

    Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are recorded at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. As of March 31, 2010, the Company had received patent approvals from five countries. Additions made after March 31, 2010 will have a remaining life of approximately 5 years. The Company intends to apply for extensions in the near future.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


3. PATENTS (continued)

   A schedule of the patents is as follows:

                                                        March 31,   December 31,
                                                          2010          2009
                                                        --------    ------------
                                                           $             $

   Patents                                              703,142        696,003
   Less:
     Accumulated amortization                          (226,480)      (224,539)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   476,662        471,464
   ============================================================================

   Amortization expense totaled $10,691 and $9,822 for the three months ended March 31, 2010 and 2009, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2010             32,075
                  2011             42,765
                  2012             42,765
                  2013             42,765
                  2014             42,765
                  Thereafter      273,527
                               -----------
                                  476,662
                               ===========

4. LOANS PAYABLE

a) On September 10, 2009, the Company completed a private placement financing in which it sold units consisting of 17 promissory notes in the aggregate principal amount of $450,000 and 6,428,578 shares of its common stock for an aggregate purchase price of $450,000.

      The promissory notes bear interest at a rate of 10% per annum. Both interest and principal are payable on August 31, 2010. However, if the Company sells any capital stock and receives gross proceeds of at least $3 million from such sale prior to August 31, 2010, it must prepay the principal under the notes from such proceeds.

      The aggregate purchase price for the units was allocated equally between the notes and shares contained in each Unit based on their relative fair value. The relative fair value assigned to the shares totaled $225,000. These amounts were recorded as a notes discount

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


4. LOANS PAYABLE (continued)

      and will be amortized as interest expense over the term of the promissory notes.

      In February 2010, the Company repaid principal of $450,000 and interest of $16,890. As of the period ended of March 31, 2010, the Company recorded $169,811 (2008 - $Nil) of accretion expense related to these promissory notes.

b) On September 21, 2009, the Company completed a private placement financing in which it sold units consisting of three promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

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

      During the three months ended of March 31, 2010, the Company paid interest in the amount of $3,082 (2009 - $ nil) and recorded of $6,912 as the accretion expense related to these promissory notes. As at March 31, 2010, the carring value of these notes was $69,619 (December 31, 2009 - $62,707).

      The Company incurred $118,612 in debt issue costs for the promissory notes described in Note 4(a) and (b). The debt issue costs are being expensed over the term of the promissory notes.

      During the three month ended March 31, 2010, the Company expensed $71,559 (2009 - $nil) of the debt issue costs related to these promissory notes, the balance of debt issue costs was $8,641 (December 31, 2009 - $80,200).

5. RELATED PARTY BALANCE AND TRANSACTIONS
                                                        March 31,   December 31,
                                                          2010          2009
                                                        --------    ------------
   Due to Pacific BioSciences Research Centre Inc.
    and Company's President (a)                         $415,655     $526,827
   Due to Company's Chairman (b)                          24,000       62,350
   Due to former officer (c)                               4,930        4,930
                                                       ----------   ----------
                                                        $444,585     $594,107
                                                       ==========   ==========

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

5.    RELATED PARTY BALANCE AND TRANSACTIONS (continued)

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2010 and 2009, Pacific performed research and development for the Company valued at $96,332 and $128,437, respectively.

      Pacific also provided administrative services during the three months ended March 31, 2010 and 2009, valued at $53,457 and $41,541, respectively. During the three months ended March 31, 2010, and 2009, Pacific charged interest of $2,345 and $2,631, respectively, calculated at bank prime rate on the monthly balance owed. As at March 31, 2010 and December 31, 2009, the amount due to Pacific of $403,181 and $479,129, respectively, is unsecured and due on demand.

      On September 15, 2009, the Company made an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During three months ended March 31, 2010, the Company incurred $62,500 (2009 - $nil) for the management services of which $12,474 remains unpaid balance as of March 31, 2010 (2009 - $nil).

b) On September 15, 2009, the Company made an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the three months ended March 31, 2010, the Company incurred $32,333 of which $24,000 remains unpaid as of March 31, 2010 (2009: $nil).

c) The balance includes $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.

d) During the three months ended March 31, 2010, the Company granted 28,500,000 (2009 - 2,263,157) stock options to five directors and one officer at a market exercise price of $0.0714 per share (see note 8).

6.    CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT

a) The Company received funds during 2003 from the issuance of ten convertible notes totaling $529,743, bearing interest at 5% and due on demand. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price (ranging between $0.05 and $0.23) or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion. In conjunction with the issuance of the notes, the Company issued 2,434,088 warrants to the note holders entitling them to purchase 2,434,088 shares of common stock at exercise prices between $0.08 and $0.38. The warrants expired two years after the issuance date.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

6.    CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

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

      Prior to December 31, 2006, notes in the amount of $281,915 were converted into 2,123,634 units consisting of one share and one share purchase warrant. In accordance with ASC 470-20, the Company recognized $132,989 for the intrinsic values of the embedded conversion options.

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

      At March 31, 2010, one $33,885 (December 31, 2009 - $33,885) convertible note remains outstanding.

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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

6.    CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

      Beginning on November 1, 2007, the Company was required to make monthly payments of $100,000 towards the principal amount of the Notes. If the Company fails to make any interest or principal payment when due, the Notes will become immediately due and payable. At the holders' option the Notes were convertible into shares of the Company's common stock at a conversion price of $0.60 per share. The Company may elect to pay the monthly redemption amounts and accrued interest with shares of its common stock, which will be determined by dividing the amount to be paid by the lesser of the conversion price then in effect or 80% of the weighted average price of the Company's common stock for the ten trading days preceding the payment date.

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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


6. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

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

      In accordance with ASC 470-60 Debt - Troubled Debt Restructurings by Debtors the Company determined that the creditor did not grant a concession even though the payments were deferred as the total amount owing by the Company was increased. As at November 26, 2008, prior to the modification of the convertible notes, the carrying value of the convertible notes was $613,738. The remaining unaccredited discount of $304,467 related to the convertible notes was charged to operations in the year ended of 2008.

      In accordance with ASC 470-20, the Company determined there was no beneficial conversion feature on the modified convertible notes. The Company recorded a discount of $130,298 which was equal to the difference of the face value of the new note and the present value of the revised cash flows. The effective interest rate of the new notes was 6.56%.

      The Company incurred $717,668 in debt issue costs for these convertible notes. The debt issue costs will be expensed over the term of the convertible notes. During the three month period ended March 31, 2010, the Company expensed $42,233 (2009 - $53,608) of the debt issue costs related to the convertible notes.

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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


6. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

      PersonNameThe Company entered into a loan modification agreement, dated as of August 31, 2009, with the debt holders. Pursuant to the agreement, the mandatory prepayment amount and late interest were waived and the terms of the notes were amended as follows:

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

      The present value of the cash flows under the terms of the July 1, 2009 debt instrument was greater than 10% different from the November 26, 2008 debt instrument. As a result, in accordance with ASC 470-50 Debt - Modifications and Extinguishments, the Company deemed the terms of the amendment to be substantially different and treated the November 26, 2008 convertible notes as extinguished and exchanged for new convertible notes. The Company recorded a gain on extinguishment of debt of $969,538.

      In accordance with ASC 470-20, the Company determined there was no intrinsic value to the conversion feature and thus no beneficial conversion feature. The Company recorded a discount of $476,757 which equals to the difference of the face value of the new note and the present value of the revised cash flows.

      During the year ended December 31, 2009, the debt holders converted $400,000 of note principal into 2,912,088 shares at $0.14 per share. The Company recorded interest expense of $81,455 related to the amounts converted which is included in accretion expense based on the modified convertible loan agreement.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


6. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

      For the year ended December 31, 2009, the Company recorded $129,642 (2008
      - $976,064) of accretion expense related to the original convertible debt, and $138,558 of accretion expense based on the modified convertible loan agreement entered into on August 31, 2009. During the three months ended March 31, 2010, the Company repaid $1,186,700 of the outstanding notes.

      For the three months ended March 31, 2010, the Company recorded $237,449(2009 - $29,542) of accretion expense related to the modified convertible loan agreement entered into an August 31, 2009. The unamortized discount as at March 31, 2010 is $100,750 (December 31, 2009 - $338,212). The effective interest rate of remaining convertible notes at March 31, 2010 is 7.21%

7. COMMON STOCK

   For the three months ended March 31, 2010:

     a) In January 2010, the Company entered into an Underwriting Agreement with Paulson Investment Company ("Paulson"), as representative of the two underwriters named therein. Pursuant to the terms of such Underwriting Agreement, Paulson agreed to underwrite the offer and sale by the Company of 1,200,000 units, each consisting of 70 shares of the Company's common stock and 70 redeemable common stock purchase warrants. Each warrant allows the holder to purchase one common share of the Company for $0.107 per share for a term expiring on January 15, 2015. In addition, the Company issued the underwriters a 45-day option to purchase an additional 92,280 units to cover over-allotments. The underwriters agreed to offer the units to the public at $5.00 per unit. As compensation for the services to be provided to the underwriters in connection with the offering of the units, the Company agreed to a 9% underwriting discount for $581,526 in cash. In addition, the Company agreed to pay $180,000 to Paulson for the non-accountable expense allowance, and issue "Representative's Warrant", with an estimated fair value of $939,771 which allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2011 (see note 10). The offer and sale of all of the units, including the units covered by the over-allotment option and the Representative's Warrant, all of the shares and warrants included in the units as well as the Representative's Warrant are covered by a registration statement on Form S-1 filed by the Company under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on January 19, 2010. Pursuant to the Form S-1, the Company issued a total of 90,459,600 shares and 90,459,600 warrants on January 28, 2010.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

7.    COMMON STOCK (continued)

     b) In February 2010, the Company issued 800,000 shares of common stock with a fair value of $56,000 for consulting services.

     c) In February 2010, the Company issued 200,000 shares of common stock to a vendor to settle $14,000 of services owed.

     d) In February 2010, a total of 920,000 stock options were exercised at $0.001 per share.

     e) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant

     f) In February 2010, the Company issued 357,143 shares of common stock with a fair value of $25,000 for legal services provided.

     g) In March 2010, the Company received $284 for share subscription from 284,000 stock options exercised at $0.001 per share.


8.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 1,249,132 common shares available for future issuance as of March 31, 2010.

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

   On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 3,870,666 common shares available for future issuance as of March 31, 2010.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


8. STOCK-BASED COMPENSATION (continued)

   Non-Qualified Stock Option Plan (continued)

   During the three months ended March 31, 2010, there were no stock options granted pursuant to this plan, for the period ended of March 31, 2009, the Company granted 2,263,157 stock options from this plan at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:

                                               Weighted    Weighted
                                                Average    Average     Aggregate
                                               Exercise    Remaining   Intrinsic
                                   Number of     Price    Contractual    Value
                                      Shares       $      Life (Years)      $
   -----------------------------------------------------------------------------

   Outstanding, December 31, 2008   3,890,000     0.001       2.99      774,110

     Granted                        3,717,057     0.001
     Exercised                     (1,620,000)    0.001
   -----------------------------------------------------------------------------

   Outstanding, December 31, 2009   5,987,057     0.001       1.65      652,589

     Granted                       28,500,000     0.071
     Exercised                     (1,204,000)    0.001
   -----------------------------------------------------------------------------

   Outstanding, March 31, 2010     33,283,057     0.061       8.71      349,627
   -----------------------------------------------------------------------------
   Exercisable, March 31, 2010      4,783,057     0.001       2.13      349,627
   -----------------------------------------------------------------------------

   During the three months ended March 31, 2010, the Company granted 28,500,000 stock options at a fair value of $1,994,903 to five directors and one officer at a market exercise price of $0.0714 per share. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company's board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company's Non-Qualified Stock Option Plan and as at May 14, 2010, have not been registered under the Securities Act of 1933. Accordingly, any shares issuable upon the exercise of these options will be restricted securities unless the shares are registered.

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the period ended March 31, 2010 and 2009 was $0.07 and $0.10 per share (under non-qualified stock options plan), respectively.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


8. STOCK-BASED COMPENSATION (continued)

   The weighted average assumptions used are as follows:

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            2010         2009
                                                          ---------   ---------

      Expected dividend yield                                   0%          0%
      Risk-free interest rate                                 3.7%       1.05%
      Expected volatility                                     255%        123%
      Expected option life (in years)                       10.00        2.00

   As at March 31, 2010, there was $1,276,293 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the period ended March 31, 2010 and 2009 were $765,525 and $212,822, respectively.


 9.SHARE PURCHASE WARRANTS

   A summary of the status of the Company's non-vested options as of March 31, 2010, and changes during the period of March 31, 2010, is presented below:

                                                             Weighted Average
                                                               Grant Date
                                                Number of      Fair Value
       Non-vested shares                         Options            $

       Non-vested at December 31,               1,453,900          0.001
       2009

       Granted                                 28,500,000         0.0714
       Vested                                  (1,453,900)         0.001
      ------------------------------------------------------------------------
       Non-vested at March 31, 2010            28,500,000         0.0714
      ------------------------------------------------------------------------

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


 9.SHARE PURCHASE WARRANTS (continued)

   A summary of the changes in the Company's share purchase warrants is presented below:

                                           Number          Weighted Average
                                                            Exercise Price
                                                                   $
      -------------------------------------------------------------------------
      Balance, December 31, 2008          11,774,962             0.35

      Issued                               7,812,422             0.10
      Exercised                             (450,000)           0.001
      Expired                             (2,184,573)            0.77
      -------------------------------------------------------------------------
      Balance, December 31, 2009          16,952,811             0.14

      Issued                              90,459,600            0.107
      Exercised                           (1,275,000)            0.08
      Expired                               (955,800)            0.17
      -------------------------------------------------------------------------
      Balance, March 31, 2010            105,181,611             0.14
      -------------------------------------------------------------------------

   In January 2010, the Company modified the exercise price of 3,500,000 shares purchase warrants issued with the convertible debt described in Note 6 (b) from $0.25 to $0.135, in accordance with the adjustment provisions contained in the agreement. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $23,376 for these modified share purchase warrants.

   As at March 31, 2010, the following share purchase warrants were outstanding:

      Warrants        Exercise   Expiration Date
                       Price
                         $
      --------------------------------------------

      115,000           0.65      May 1, 2010
      133,500           0.30      November 30, 2010
      199,311           0.17      November 11, 2010
      233,092           0.06      July 7, 2011
      252,278           0.05      December 31, 2011 (1)

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

 9.SHARE PURCHASE WARRANTS (continued)

      307,692           0.17      February 2, 2011
      343,833           0.20      July 7, 2011
      400,000           0.11      August 18, 2011
      500,000           0.11      August 17, 2011
      500,000           0.11      September 3, 2011
      541,666           0.12      October 31, 2010
      590,909           0.12      July 19, 2011
      900,000           0.11      April 5, 2011
    1,000,000           0.11      June 15, 2011
    1,000,000           0.25      April 30, 2012
    2,000,000           0.11      April 1, 2012
    2,204,730           0.08      August 26, 2014
    3,500,000           0.135     June 27, 2012
   90,459,600           0.107     January 19, 2015 (2)
 ------------


(1)The warrants can be exercised by either paying cash or on a cashless basis.

(2)The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days' notice at any time the common stock closes, as quoted on the OTC Bulletin Board, at or above
     0.143 per share for five consecutive trading days.

10. UNIT PURCHASE WARRANTS

   On January 28, 2010, the Company issued a warrant in conjunction with the Underwriting Agreement described in Note 7(a). The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company's common stock at an exercise price of $0.107 per share.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


11.   FAIR VALUE MEASUREMENTS

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

      Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

      Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced. Determining whether a market is considered active requires management judgment.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)


11.   FAIR VALUE MEASUREMENTS (continued)

      Level 3

      Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

   Pursuant to ASC 825, the fair value of the cash is determined based on "Level 1" inputs. Loans payable, convertible notes payable and convertible debt are valued based on "Level 2" inputs, using model in which significant inputs are observable or can be derived principally from, or collaborated by observable market data.

   Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2010 as follows:

                                                Fair Value Measurements Using
                              ----------------------------------------------------------------
                              Quoted Prices in     Significant
                               Active Markets         Other       Significant
                               For Identical       Observable    Unobservable    Balance as of
                                Instruments           Inputs        Inputs         March 31,
                                 (Level 1)          (Level 2)      (Level 3)         2010
                              ----------------------------------------------------------------
   Assets:
   Cash                        $ 3,118,725         $        -     $         -    $ 3,118,725
                              ----------------------------------------------------------------
   Total assets measured at
   fair value                  $ 3,118,725         $        -     $         -    $ 3,118,725
                              ----------------------------------------------------------------
   Liabilities:
   Loans payable               $         -         $   69,619     $         -    $    69,619
   Convertible notes payable             -             33,885               -         33,885
   Convertible notes                     -            462,550               -        462,550
                              ----------------------------------------------------------------
   Total liabilities measured
   at fair value               $         -         $  566,054     $         -    $   566,054
                              ----------------------------------------------------------------

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (unaudited)

12.   COMMITMENTS AND CONTINGENCIES

a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of March 31, 2010, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2010, the Company has issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

13.   SUBSEQUENT EVENT

   On April 20, 2010, the Company issued 284,000 shares of common stock pursuant to stock options exercised at $0.001 per share for common shares subscriptions totaling $284 received in March 2010.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     We are a development stage company focusing on developing and commercializing products for the early detection, diagnosis and monitoring the recurrence of cancer. We have developed and evaluated, using clinical blood samples, a blood test that can detect the presence of cancer in humans and animals using a new cancer marker named RECAF. We developed and own, royalty free, the proprietary technology related to the RECAF marker, with patents granted in the United States, Europe and China and pending in other major worldwide markets. As of April 30, 2010 we had not generated any revenue from the sale of any product.

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

     Since January 2003, we have been able to finance our operations through the private sale of securities and from borrowings from private lenders.

     Our sources and (uses) of cash during the three months ended March 31, 2010 and 2009 were as follows:

                                                 Three Months Ended March 31,
                                                     2010            2009
                                                     ----            ----

 Cash used in operations                          (961,519)          (49,568)
 Patent costs                                      (15,889)          (10,005)
 Sale of investment securities                         --
 Repayment of loans from related parties          (149,522)               --
 Repayment of convertible debt                  (1,186,700)               --
 Proceeds from sale of common stock and
  exercise of options and warrants, net of
  issuance costs                                 6,461,400            40,000


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

     In January 2010 we sold 90,459,600 shares of our common stock at a price of $0.0714 per share in a public offering. For each share sold the investor also received one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.107 per share at any time on or before January 2015. The net proceeds to us from the sale of the shares and warrants, after deducting underwriting commissions and offering costs, were approximately $5,700,000.

     We anticipate that our capital requirements for the twelve-month period ending April 30, 2011 will be as follows:

       Research, development and production of our
        diagnostic products                                       $1,000,000
       General and administrative expenses                           750,000
       Marketing and investor
        communications                                               150,000
       Business development                                          200,000
       Payment of interest on amended senior convertible
        notes and unsecured promissory notes                         150,000
       Payment of outstanding liabilities                            250,000
                                                                 ------------
                                                                  $2,500,000
                                                                 ============

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

     Material changes of items in our Statement of Operations for the three months ended March 31, 2010, as compared to the same period in the prior year, are discussed below:

                                    Increase (I)
                                        or
                                     Decrease
Item                                    (D)       Reason
----                                ------------  ------

                                                  The  increase  was   primarily
                                                  attributable     to     higher
                                                  stock-based       compensation
General and administrative                        expense,  and an  increase  in
                                         I        management    fees   for   two
                                                  directors.

                                                  In    2010     we     incurred
                                                  professional      fees      in
                                                  connection with  documentation
                                                  of   the   repayment   of  the
                                                  convertible  debt and  general
Professional and Consulting Fees                  securities     filings.     In
                                                  addition,  the Company entered
                                         I        into consulting  agreements to
                                                  strength      the      overall
                                                  marketing strategies.

                                                  A   large   portion   of   the
                                                  convertible  notes were repaid
Accretion of discounts on                         in    January    2010,     the
convertible debt                                  accretion  of  discount on the
                                         I        convertible      debt      was
                                                  amortized accordingly.

                                                  The  debt  issue   costs  were
                                                  amortized correspondingly
Amortization of debt issue costs         I        when a large portion of
                                                  convertible notes were paid.

                                    Increase (I)
                                        or
                                     Decrease
Item                                    (D)       Reason
----                                ------------  ------

                                                  The   Company   entered   into
                                                  negotiations  with two service
Gain on settlement of accounts                    providers    regarding   their
payable                                           fees.     Negotiations    were
                                                  amicably concluded,  resulting
                                         I        in  favorable   terms  to  the
                                                  Company.

                                                  The   decrease   of   interest
                                                  expense was  primarily  due to
Interest expense                         D        a     large     portion     of
                                                  convertible  notes having been
                                                  repaid in January 2010.

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

      Registration Payment Arrangements. We account for registration rights arrangements and related liquidated damages provisions under FASB ASC 815-40, Derivatives and Hedging - Contracts in Entity's own Entity, which addresses an issuer's accounting for registration payment arrangements. ASC 815-40 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

      ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies. As at March 31, 2010, we did not have any liability relating to our registration statement which was declared effective by the SEC in January 2010.

      Long-lived Assets. In accordance with ASC 360, Property Plant and Equipment , we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

      Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

      Stock-based Compensation. We record stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      Revenue Recognition. We recognize revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Our revenue consists of license fees related to the licensing of our RECAF(TM) technology.

      Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." These patents are presently registered in 23 countries with ongoing registrations currently being conducted. Patents are stated at cost and have a definite life. Once we receive patent approval, amortization is calculated using the straight-line method over the remaining life of the patents. As of March 31, 2010, we had received patent approvals from five countries. Additions made after March 31, 2010 will have a remaining life of approximately 5 years. We intend to apply for extensions in the near future.

Item 4T.    Controls and Procedures

      Our Principal Executive and Financial Accounting Officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures are effective.

      There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.


                                     PART II

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.

      In February 2010 we issued 200,000 shares of common stock for services provided.

      In February 2010 we issued 347,727 shares of our common stock as a result of the exercise of a warrant.

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


                                 BIOCUREX, INC.


May 13, 2010                          By:  /s/ Dr. Ricardo Moro
                                           -------------------------------------
                                           Dr. Ricardo Moro - President,
                                            Principal Executive Officer


May 13, 2010                          By:  /s Gladys Chan
                                           -------------------------------------
                                           Gladys Chan - Principal Financial and
                                            Accounting Officer