Form 10-Q
period 2010-06-30
BIOCUREX INC
filed 2010-08-16
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the transition period from _____ to _______

                         Commission File Number: 0-26947

                                 BIOCUREX, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Texas                             75-2742601
      -------------------------------   ----------------------------------
      (State or other jurisdiction of   (I.R.S. EmployerIdentification No.
      incorporation or organization)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]             Accelerated filer [ ]
Non-accelerated filer [ ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes [ ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 166,850,675 shares outstanding as of August 10, 2010.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                         Six Months Ended June 30, 2010



                                      INDEX




Consolidated Balance Sheets                                          F-1

Consolidated Statements of Operations                                F-2

Consolidated Statements of Cash Flows                                F-3

Notes to the Consolidated Financial Statements                F-4 - F-21

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                    June 30,       December 31,
ASSETS                                                2010             2009
                                                        $               $
                                                   (unaudited)
Current Assets
    Cash                                            2,581,980         126,605
    Prepaid expenses                                    7,061           8,380
                                                    ---------      ----------
Total Current Assets                                2,589,041         134,985

Debt issue costs (Note 4 (b) and 6 (b))                61,084         143,927
Deferred financing costs                                    -         689,862
Patents (Note 3)                                      507,809         471,464
                                                    ---------      ----------
Total Assets                                        3,157,934       1,440,238
                                                    ---------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                   63,555         595,426
    Accrued liabilities                               358,477         462,159
    Loans payable (Note 4 (a))                              -         280,189
    Due to related parties (Note 5)                   440,998         594,107
    Convertible notes payable (Note 6 (a))             33,885          33,885
                                                    ---------      ----------
                                                      896,915       1,965,766

Loans payable (Note 4 (b))                             73,287          62,707
Convertible debt (Note 6 (b))                         470,869       1,411,801
                                                    =========      ==========
                                                    1,441,071       3,440,274
                                                    =========      ==========
Commitments and Contingencies (Notes 1 and 12)

Stockholders' Equity (Deficit)
    Common stock
       Authorized: 450,000,000 shares, par
       value $0.001
       Issued and outstanding: 166,850,675
       (December 31, 2009 - 73,062,205)               166,851          73,061
    Additional paid-in capital                     23,597,062      17,476,322
    Common stock subscribed                               188               -
    Accumulated deficit                              (114,175)       (114,175)
    Deficit accumulated during the development
        stage                                     (21,933,063)    (19,435,244)
                                                  ------------    -----------
Stockholders' Equity (Deficit)                      1,716,863      (2,000,036)
                                                  ------------    -----------
Total Liabilities and Stockholders' Equity
(Deficit)                                           3,157,934       1,440,238
                                                  ------------    -------------


    The accompanying notes are an integral part of these financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                     Accumulated
                                                                                      During the
                                                                                     Development
                                                                                        Stage
                                                                                      January 1,
                                    Three Months Ended        Six Months Ended           2001
                                         June 30,                June 30,            to June 30,
                                      2010        2009         2010       2009           2010
                                        $           $            $          $             $

Revenue                                    -           -            -           -      1,464,456
                                   ---------     -------    ---------     -------      ---------
Operating Expenses

   Amortization                       10,815      10,198       21,506      20,020        246,046
   General and administrative
   (Notes 5(a) & 8)                  557,523     171,080    1,502,028     466,989      7,599,504
   Professional and consulting
   fees                              115,611      90,178      217,180     149,437      5,366,697
   Research and development (Note
   5(a))                             119,504     104,590      235,757     233,227      4,480,590
                                   ---------     -------    ---------     -------      ---------
Total Operating Expenses                   -     376,046            -     869,673              -
                                   ---------     -------    ---------     -------      ---------
Loss From Operations                (803,453)   (376,046)  (1,976,471)   (869,673)   (16,228,381)
                                   ---------     -------    ---------     -------    -----------

Other Income (Expense)

   Accretion of discounts on debt    (11,987)   (100,100)    (426,159)   (129,642)    (3,692,042)
   Amortization of debt issue
      costs                           (6,050)   (268,043)     (82,843)   (321,651)      (774,074)
   Gain on extinguishments of
      convertible debt                     -           -            -           -         96,626
   Gain (loss) sale of equity
      investment securities                -     (20,935)           -     (20,935)       147,990
   Gain on settlement of accounts
     payable                               -           -       44,655           -        102,937
   Interest expense                  (14,346)   (679,240)     (36,304)   (714,077)    (1,782,753)
   Interest income                         -           -            -           -        383,679
   Loss on impairment interest of
      patent cost                          -           -            -           -        (67,620)
   Loss on derivative                 (7,201)    (11,884)     (20,697)    (30,641)      (119,425)
                                   ---------   ----------   ---------  ----------    -----------
Total Other Expense                  (39,584)  (1,080,202)   (521,348) (1,216,946)    (5,704,682)
                                   ---------   ----------   ---------  ----------    -----------
Net Loss for the Period             (843,037)  (1,456,248) (2,497,819) (2,086,619)   (21,933,063)
Other Comprehensive Income
   Unrealized gain on investment
   securities                              -      27,332            -      15,529              -
                                   ---------   ---------    ---------   ---------    -----------
Total Comprehensive Loss            (843,037)  (1,428,916) (2,497,819) (2,071,090)   (21,933,063)
                                   ---------    ---------   ---------   ---------     ----------
Net Loss Per Share - Basic and
   Diluted                             (0.01)      (0.03)     (0.02)      (0.04)
                                   ---------     -------    ---------     -------
Weighted Average Shares
   Outstanding                     166,401,000 49,529,000 151,670,000  46,998,000
                                   ----------- ---------- -----------  ----------


    The accompanying notes are an integral part of these financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                  Accumulated
                                                                     During
                                                                The Development
                                            Six Months Ended         Stage
                                                June 30,        January 1, 2001
                                           2010          2009   to June 30, 2010
                                          -------------------   ----------------
                                             $             $              $
Operating Activities:

Net loss for the period               (2,497,819)   (2,086,619)     (21,933,063)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Accretion of discounts on debt       426,159      129,642        3,692,042
     Allowance for uncollectible
     notes receivable                           -            -           98,129
     Amortization                          21,506       20,020          246,046
     Amortization of debt issue cost       82,843      321,651          774,074
     Gain on extinguishments of de              -            -          (96,626)
     Loss (gain) on sale of
     investment securities                      -       20,935         (253,065)
     Loss from impairment of paten              -            -           67,620
     Loss on derivative                    20,697       30,641          119,425
     Stock-based compensation           1,191,963      542,737        7,254,500

Changes in operating assets and liabilities:
     Notes and interest receivable              -            -           (6,296)
     Prepaid expenses and other             1,319       79,599           28,634
     Accounts payable & accrued
     liabilities                         (550,049)     806,224        1,561,654
     (Decrease) in related party         (153,108)           -          (45,132)
     Deferred revenue                           -            -         (162,000)
     Subscriptions receivable                   -            -         (100,682)
                                       ==========     ========       ===========
Net Cash Used in Operating Activities  (1,456,489)    (135,170)      (8,754,740)
                                       ==========      =======        ==========
Investing Activities:
     Net proceeds from notes
     receivable                                 -            -            1,171
     Patent costs                         (57,851)     (31,544)        (617,006)
     Proceeds from sale of investment
     securities                                 -       12,608          451,123
                                         ========       ======          ========
Net Cash Used in Investing Activities     (57,851)     (18,936)        (164,712)
                                         ========       ======          ========
Financing Activities:
     Due to related parties                     -            -          552,281
     Proceeds from loans payable                -            -          575,000
     Repayment on loans payable          (450,000)           -         (450,000)
     Proceeds from convertible debt             -            -        3,639,743
     Repayment on convertible debt     (1,186,700)     (36,250)      (2,400,951)
     Deferred financing costs             (94,851)           -         (769,487)
     Debt issue costs                           -            -          (89,444)
     Proceeds from sale of
     common stock                       6,461,400      235,000        9,962,872
     Proceeds from the exercise of
     stock options and warrants             1,392            -        1,147,916
     Share issuance costs                (761,526)     (12,500)        (909,049)
                                        =========       ======        ==========
Net Cash Provided by Financing
Activities                              3,969,715      186,250       11,258,881
                                        =========      =======       ===========
Net Increase in Cash                    2,455,375       32,144        2,339,429
Cash - Beginning of period                126,605       45,625          242,551
                                        =========       ======       ===========
Cash - End of period                    2,581,980       77,769        2,581,980
                                        =========       ======       ===========
Non-cash Investing and Financing
Activities:
     Shares issued to settle debt         106,200       70,833        1,088,881
     Units issued as share issuance
        costs                             939,771            -          939,771
     Note payable converted into
     common shares                              -            -        1,594,021
                                          =======       ======        ==========
 Supplemental Disclosures:
       Interest paid                       35,805            -          677,392
       Income taxes                             -            -                -
                                          -------       ------        ----------

    The accompanying notes are an integral part of these financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                     SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                   (unaudited)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   Use of Estimates (cont'd)

   BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. ("Biocurex China"), a wholly-owned subsidiary in China.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at June 30, 2010, the Company has working capital of $1,692,126 and has accumulated losses of $21,933,063 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed on April 1, 2010 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at June 30, 2010, and the results of its operations for the three and six month periods ended June 30, 2010 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

   ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies. As at June 30, 2010, the Company has no liabilities related to its registration statement.

   Research and Development Costs

   Research and development costs are charged to operations as incurred.

   Foreign Currency Translation

   The Company's functional currency is the United States dollar. The functional currency of Biocurex China is the Chinese Renminbi. The Company's reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

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

   Fair Value of Financial Instruments

   The Company's financial instruments consist principally of cash, accounts payable, loans payable, convertible notes payable, convertible debt and amounts due to related parties. These financial instruments are valued in accordance with ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. See Note 11.

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

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2010 and 2009, the Company had approximately 159,409,000 and 23,556,000 respectively, of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

   Recent Accounting Pronouncements

   In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance requires expanded disclosures only, and did not and is not expected to have any impact on the Company's financial statements.

   The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

   Patents

    Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

   3. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of June 30, 2010, the Company had received patent approval from five countries. Additions made after June 30, 2010 will have a remaining life of approximately five years. The Company intends to apply for extensions in the near future.

   A schedule of the patents is as follows:


                                     June 30, 2010         December 31,2009
                                           $                       $
   ----------------------------------------------------------------------------
   Patents                             745,104                   696,003
   Less:
     Accumulated amortization         (237,295)                 (224,539)
   ----------------------------------------------------------------------------
   Net Carrying Value                  507,908                   471,464
   ----------------------------------------------------------------------------

   Amortization expense totaled $21,506 and $20,020 for the six months ended June 30, 2010 and 2009, respectively.

   The estimated future amortization expense is as follows:

                  2010        $ 21,506
                  2011          43,013
                  2012          43,013
                  2013          43,013
                  2014          43,013
                  Thereafter   314,251
                             ---------
                              $507,809
                              ========

4. LOANS PAYABLE

  a) On September 10, 2009, the Company completed a private placement financing in which it sold 17 promissory notes in the aggregate principal amount of $450,000 and 6,428,578 shares of its common stock for an aggregate purchase price of $450,000.

        The promissory notes bear interest at a rate of 10% per annum. Both interest and principal were payable on August 31, 2010. The aggregate purchase price for the units was allocated equally between the notes and shares contained in each Unit based on their relative fair value. The relative fair value assigned to the shares totaled $225,000. These amounts were recorded as a notes discount and will be amortized as interest expense over the term of the promissory notes.

        In February 2010, the Company repaid principal of $450,000 and interest of $16,890. As of the period ended of June 30, 2010, the Company recorded $169,811 (2009 - $Nil) of accretion expense related to these promissory notes.

  b) On September 21, 2009, the Company completed a private placement in which it sold three promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

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

        During the six months ended of June 30, 2010, the Company paid interest in the amount of $6,199 (2009 - $ nil) and recorded $10,787 as the accretion expense related to these promissory notes. As at June 30, 2010, the carrying value of these notes was $73,287 (December 31, 2009 - $62,707).

        The Company incurred $118,612 in debt issue costs for the promissory notes described above. The debt issue costs are being expensed over the term of the promissory notes.

        During the six months ended June 30, 2010, the Company expensed $72,319 (2009 - $nil) of the debt issue costs related to promissory note, and at June 30, 2010, the balance of debt issue costs was $7,882 (December 31, 2009 - $80,200).

5.    RELATED PARTY BALANCE AND TRANSACTIONS

                                                                 December 31,
                                                June 30, 2010        2009
                                                -------------    ------------
      Due to Pacific BioSciences Research
        Centre Inc. and Company's President (a)    420,581          526,827
      Due to Company's  Chairman (b)                15,487          62,350
      Due to former officer (c)                      4,930           4,930
                                                ----------        ---------
                                                   490,998          594,107
                                                ==========        =========

  a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the six months ended June 30, 2010 and 2009, Pacific performed research and development for the Company valued at $205,497 and $233,027, respectively.

        Pacific also provided administrative services during the six months ended June 30, 2010 and 2009, valued at $104,978 and $87,058, respectively. During the six months ended June 30, 2010, and 2009, Pacific charged interest of $4,556 and $5,291, respectively, calculated at the bank prime rate on the monthly balance owed. As at June 30, 2010 and December 31, 2009, the amount due to Pacific of $403,184 and $479,129, respectively, is unsecured and due on demand.

        On September 15, 2009,the Company has an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During six months ended June 30, 2010, the Company incurred $125,000 (2009 - $nil) for the management services of which $17,397 remains unpaid balance as of June 30, 2010 (2009 - $nil).

  b) On September 15, 2009, the Company has an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the six months ended June 30, 2010, the Company incurred $68,333 of which $12,000 of management fees and $3,487 travel expense remains unpaid as of June 30, 2010 (2009 - $nil).

  c) The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.

  d) During the six months ended June 30, 2010, the Company granted 28,500,000 (2009 - 2,263,157) stock options to five directors and one officer at a market exercise price of $0.0714 per share (see note 8).

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

        In August 2009, four notes in the amount of $160,945 were converted into 2,204,730 units, each unit consisting of one common share and a warrant entitling the holder to acquire one additional common share at an exercise price of $0.08 per share. The warrants expire on August 26, 2014. In accordance with ASC 470-20, the Company recognized $71,389 for the intrinsic value of the embedded conversion option.

        At June 30, 2010, one $33,885 (December 31, 2009 - $33,885) convertible note remained outstanding.

6.      CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)


    b) The following table summarizes the changes in convertible debt (the "Notes") during the six months ended June 30, 2010:

      ------------------------------------------------------------------------
                                                                       Carrying
                                                Principal    Discount   Value
                                                    $           $         $
      ------------------------------------------------------------------------

       Balance, December 31, 2009              1,750,000   (338,199)  1,411,801
       Accretion of discount on convertible
          debt                                         -    245,768     245,768
       Principal repayments                  ( 1,186,700)         -  (1,186,700)
                                             ------------  --------  ----------
       Balance, June 30, 2010                    563,300    (92,431)    470,869

     The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share.

     For the six months ended June 30, 2010, the Company recorded $245,768 (2009
     - $29,542) of accretion expense related to the modified convertible loan agreement entered into on August 31, 2009. The unamortized discount as at June 30, 2010 is $92,431 (December 31, 2009 - $338,212).

     During the six month ended June 30, 2010, the Company expensed $10,524 (2009 - $nil) of the debt issue costs related to this convertible notes. The balance of debt issue costs at June 30, 2010 is $53,202 (December 31, 2009 - $63,726).

7.      COMMON STOCK

     For the six months ended June 30, 2010:

     a) In January 2010, the Company entered into an Underwriting Agreement with Paulson Investment Company ("Paulson"), as representative of the two underwriters named therein. Pursuant to the terms of such Underwriting Agreement, Paulson agreed to underwrite the offer and sale by the Company of 1,200,000 units, each consisting of 70 shares of the Company's common stock and 70 redeemable common stock purchase warrants. Each warrant allows the holder to purchase one common share of the Company for $0.107 per share for a term expiring on January 19, 2015. In addition, the Company issued the underwriters a 45-day option to purchase an additional 92,280 units to cover over-allotments. The underwriters agreed to offer the units to the public at $5.00 per unit. As compensation for the services to be provided to the underwriters in connection with the offering of the units, the Company agreed to a 9% underwriting commission for $581,526 in cash. In addition, the Company agreed to pay $180,000 to Paulson for a non-accountable expense allowance, and issue "Representative's Warrant", with an estimated fair value of $939,771 which allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years expiring January 19, 2015 (see note 10). The offer and sale of all of the units, including the units covered by the over-allotment option and the Representative's Warrant, all of the shares and warrants included in the units as well as the Representative's Warrant are covered by a registration statement on Form S-1 filed by the Company under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on January 19, 2010. Pursuant to the Form S-1, the Company issued a total of 90,459,600 shares and 90,459,600 warrants on January 28, 2010.

  b) In February 2010, the Company issued 800,000 shares of common stock with a fair value of $56,000 for consulting services.

  c) In February 2010, the Company issued 200,000 shares of common stock to a vendor for $14,000 of services.

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

  g) In April 2010, a total of 284,000 stock options were exercised at $0.001 per share.

  h) In May 2010, the Company received $188 for share subscription from 188,300 stock options exercised at $0.001 per share.

  i) In June 2010, the Company issued 420,000 shares of common stock to a vendor to settle $25,200 of accounts payable.

8.   STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 829,132 common shares available for future issuance as of June 30, 2010.

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

   On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 3,870,666 common shares available for future issuance as of June 30, 2010.

   Non-Qualified Stock Option Plan (cont'd)

   During the six months ended June 30, 2010, there were no stock options granted pursuant to this plan. During the period ended June 30, 2009 the Company granted 2,263,157 stock options from this plan at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

   A summary of the changes in the Company's stock options is presented below:

                                            Weighted    Weighted
                                             Average     Average    Aggregate
                                            Exercise    Remaining   Intrinsic
                                 Number of   Price     Contractual    Value
                                  Shares        $      Life (Years)      $
-----------------------------------------------------------------------------

Outstanding, December 31, 2008   3,890,000    0.001       2.99       774,110

   Granted                       3,717,057    0.001
   Exercised                    (1,620,000)   0.001
----------------------------------------------------------------------------

                                            Weighted    Weighted
                                             Average     Average    Aggregate
                                            Exercise    Remaining   Intrinsic
                                 Number of    Price    Contractual    Value
                                  Shares        $     Life (Years)      $
-------------------------------------------------------------------------------
Outstanding, December 31, 2009  5,987,057     0.001        1.65       652,589

   Granted                     28,500,000    0.0714
   Exercised                   (1,392,300)    0.001
-------------------------------------------------------------------------------
   Outstanding, June 30, 2010  33,094,757     0.062        8.49       225,143
-------------------------------------------------------------------------------
   Exercisable, June 30, 2010  14,094,757     0.048         .04       225,143
-------------------------------------------------------------------------------

   During the six months ended June 30, 2010, the Company granted 28,500,000 stock options with a grant date value of $1,994,903 to five directors and one officer at a exercise price of $0.0714 per share. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company's board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company's Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the period ended June 30, 2010 and 2009 was $0.07 and $0.10 per share (under non-qualified stock option plan), respectively.

   The weighted average assumptions used are as follows:

                                                    Six Months Ended June 30
                                                    2010                2009
                                                    ----                ----
   Expected dividend yield                            0%                  0%
   Risk-free interest rate                          3.7%               1.05%
   Expected volatility                              255%                123%
   Expected option life (in years)                 10.00                2.00

   As at June 30, 2010, there was $887,232 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of two years. The total compensation cost of shares vested during the period ended June 30, 2010 and 2009 were $1,154,587 and $212,822, respectively.

   A summary of the status of the Company's non-vested options as of June 30, 2010, and changes during the period of June 30, 2010, is presented below:

                                           Number of        Weighted Average
      Non-vested                            shares          Exercise Price
      -----------                          ---------        ----------------

       Non-vested at December 31, 2009     1,453,900            $ 0.001

       Granted                            28,500,000             0.0714
       Vested                            (10,953,900)             0.001
                                         -----------          ---------
       Non-vested at June 30, 2010        19,000,000             0.0714
                                          ==========            =======

9.    SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                         Number of        Weighted Average
                                          shares           Exercise Price
                                         ---------        ----------------

       Balance, December 31, 2008       11,774,962               0.35
         Issued                          7,812,422               0.10
         Exercised                        (450,000)              0.001
         Expired                        (2,184,573)              0.77
                                       -----------            -------

      Balance, December 31, 2009        16,952,811               0.14
         Issued                         90,459,600               0.107
         Exercised                      (1,275,000)              0.08 (1)
         Expired                        (1,070,800)              0.22
                                       -----------            -------
      Balance, June 30, 2010           105,066,611               0.11
                                       ===========            =======

   (1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

   In January 2010, the Company modified the exercise price of 3,500,000 shares purchase warrants issued with the convertible debt described in Note 6 (b) from $0.25 to $0.135, in accordance with the adjustment provisions contained in the warrant agreement. In accordance with ASC 718, modifications to the terms of an award (i.e. a warrant) are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the six months ended June 30, 2010, the Company recognized an incremental compensation cost of $23,376 for these modified share purchase warrants.

      As at June 30, 2010, the following share purchase warrants were outstanding:

          Warrants             Exercise Price   Expiration Date

          133,500                  $0.30        November 30, 2010
          199,311                  $0.17        November 11, 2010
          233,092                  $0.06        July 7, 2011
          252,278                  $0.05        December 31, 2011(1)
          307,692                  $0.17        February 2, 2011
          343,833                  $0.20        July 7, 2011
          400,000                  $0.11        August 18, 2011
          500,000                  $0.11        August 17, 2011
          500,000                  $0.11        September 3, 2011
          541,666                  $0.12        October 31, 2010
          590,909                  $0.12        July 19, 2011
          900,000                  $0.11        April 5, 2011
        1,000,000                  $0.11        June 15, 2011
        1,000,000                  $0.25        April 30, 2012
        2,000,000                  $0.11        April 1, 2012
        2,204,730                  $0.08        August 26, 2014
        3,500,000                  $0.135       June 27, 2012
       90,459,600                  $0.107       January 19, 2015(2)
      -----------
      105,066,611
      ===========

   (1) The warrants can be exercised by paying in cash or on a cashless basis. (see note 8).

   (2)The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days' notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10.   UNIT PURCHASE WARRANTS

   On January 28, 2010, the Company issued a warrant in conjunction with the Underwriting Agreement described in Note 7(a). The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company's common stock at an exercise price of $0.107 per share. As at June 30, 2010, the 120,000 unit purchase warrants were outstanding.

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

   Pursuant to ASC 825, the fair values of the cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. Loans payable, convertible notes payable and convertible debt are valued based on "Level 2" inputs, using a model in which significant inputs are observable or can be derived principally from, or collaborated by observable market data.

   Assets measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2010 as follows:

                                        Fair Value Measurements Using
                          -----------------------------------------------------

                                    Quoted Prices
                                      In Active       Significant
                                       Markets            Other        Significant
                                    For Identical     Observable      Unobservable
                                     Instruments        Inputs           Inputs          Balance as of
                                      (Level 1)        (Level 2)        (Level 3)        June 30, 2010
                                    -------------     -----------     ------------       -------------

       Cash                          $2,581,980         $   -           $   -             $2,581,980
       Total assets measured
           at fair value             $2,581,980         $   -           $   -             $2,581,980


12.     COMMITMENTS AND CONTINGENCIES

a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of June 30, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of June 30, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      We are a development stage biotechnology company developing products based on patented and proprietary technology in the area of cancer diagnostics. The technology identifies a universal cancer marker known as RECAF. Patents have been granted in the United States, Europe, Australia and China and are pending in other major worldwide markets.

      RECAF is a molecule that is present on cancer cells but not detected in significant levels on healthy cells or benign tumor cells. It is the receptor for alpha-fetoprotein and is classified as an oncofetal antigen due to its presence on both fetal and malignant tissues. This characteristic makes RECAF a more accurate indicator of cancer than most current tumor markers.

      We are commercializing our technology through licensing arrangements with companies that develop and market diagnostic tests for the large automated clinical laboratory setting, through development and marketing of non-automated clinical laboratory tests, through development of rapid, point-of-care test formats, and through marketing of our OncoPet RECAF test for cancer in companion animals.

      Our business model is to develop internally our RECAF cancer diagnostic platform to the stage where individual applications can be partnered or licensed in strategic relationships for regulatory approval and commercialization. Our objective is to receive cash from licensing fees, milestone payments, and royalties from such partnerships which support continued development of our cancer diagnostic portfolio. We have signed licensing agreements for its cancer detection blood tests with Abbott Laboratories and with Inverness Medical Innovations. In the veterinarian market where there are no regulatory hurdles, our objective is to commercialize our technology through our subsidiary, OncoPet Diagnostics, and with distributors in North America, Europe and elsewhere.

      Our principal objectives for the twelve-month period ending June 30, 2011 are as follows:

        o grant one additional license for our cancer detection blood test;
        o commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
        o finish development for our rapid, point of care cancer test; and
        o commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

     Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by June 30, 2011, or at all.

Liquidity and Capital Resources

      Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

      Our sources and (uses) of cash during the six months ended June 30, 2010 and 2009 were as follows:
                                                      Six Months Ended June30,
                                                       2010              2009
                                                       ----              ----

 Cash used in operations                          $ (1,456,489)     $ (135,170)
 Patent costs                                          (57,851)        (31,544)
 Sale of investment securities                               -          12,608
 Repayment of loans payable                           (450,000)              -
 Repayment of convertible debt                      (1,186,700)        (36,250)
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                   5,701,266         222,500
 Other                                                 (94,851)             --

      In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.14. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of June 30, 2010 was $563,300.

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

      In January 2010 we sold 90,459,600 shares of our common stock at a price of $0.0714 per share in a public offering. For each share sold the investors also received one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.107 per share at any time on or before January 2015. The net proceeds to us from the sale of the shares and warrants, after deducting underwriting commissions and offering costs, were approximately $5,700,000. The net cash provided from this financing after repayment of loans and convertible debt was approximately $3,970,000.

      We anticipate that our capital requirements for the twelve-month period ending June 30, 2011 will be as follows:

       Research, development and production of our diagnostic
          products                                                  $  900,000
       General and administrative expenses                             700,000
       Marketing and investor communications                           150,000
       Business development                                             50,000
       Payment of interest on amended senior convertible notes
          and unsecured promissory notes                               100,000
       Payment of outstanding liabilities                              250,000
                                                                    ----------
                                                                    $2,150,000
                                                                    ==========

      Our most significant capital requirements are research and development and general and administrative expenses. General and administrative expenses, exclusive of depreciation, amortization and other expenses not requiring the use of cash (such as the costs associated with issuing stock and options for services), average approximately $60,000 per month. Our research and development expenses vary, depending upon the scope of the programs that we undertake. As we move further through the development process our research activities become more mature and less capital intensive. New development projects may have additional capital requirements which we balance with capital available for such programs.

      We may not be successful in obtaining additional capital in the future. If we are unable to raise the capital we need, our research and development activities will be curtailed or delayed and our operations will be reduced to a level which can be funded with the capital available to us.

  Material changes of items in our Statement of Operations for the three and six months ended June 30, 2010, as compared to the same period in the prior year, are discussed below:

                                    Increase (I)
                                         or
                                      Decrease
Item                                    (D)                   Reason

General and administrative               I        The  increase  was   primarily
                                                  attributable     to     higher
                                                  stock-based       compensation
                                                  expense,  and an  increase  in
                                                  management    fees   for   two
                                                  directors.

Professional and Consulting Fees         I        In    2010     we     incurred
                                                  professional      fees      in
                                                  connection    with    amending
                                                  agreements   relating  to  our
                                                  convertible  debt and  general
                                                  securities     filings.     In
                                                  addition,   we  entered   into
                                                  consulting    agreements    to
                                                  strengthen     our     overall
                                                  marketing strategies.

Accretion of discounts on                I        A   large   portion   of   the
convertible debt                                  convertible  notes were repaid
                                                  in    January    2010.     The
                                                  accretion  of  discount on the
                                                  convertible      debt      was
                                                  amortized accordingly.

Amortization of debt issue costs         D        The debt issue costs were
                                                  amortized correspondingly
                                                  when a large portion of
                                                  convertible notes were paid.

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

Item 4.     Controls and Procedures

      Our Principal Executive and Financial Accounting Officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures are effective.

      There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

                                     PART II

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


                                     BIOCUREX, INC.

August 13, 2010                 By:      /s/ Dr. Ricardo Moro
                                         --------------------------------------
                                         Dr. Ricardo Moro - President, Principal
                                             Executive Officer


August 13, 2010                 By:      /s/ Glays Chan
                                         --------------------------------------

                                         Gladys Chan - Principal Financial
                                             and Accounting Officer