Form 10-Q
period 2010-09-30
BIOCUREX INC
filed 2010-11-15
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

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

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 168,188,974 shares outstanding as of November 10, 2010.

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                                   (unaudited)



                      Nine Months Ended September 30, 2010



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

Consolidated Statements of Operations                                F-2

Consolidated Statements of Cash Flows                                F-3

Notes to the Consolidated Financial Statements                F-4 - F-21

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                   September 30,    December 31,
ASSETS                                                 2010             2009
                                                         $               $
                                                    (unaudited)
Current Assets

    Cash                                              2,182,108         126,605
    Prepaid expenses                                      2,000           8,380
                                                      ----------      ----------
Total Current Assets                                  2,184,108         134,985

Debt issue costs (Note 4 (b) and 6 (b))                  54,967         143,927
Deferred financing costs                                      -         689,862
Patents (Note 3)                                        520,435         471,464
                                                     ----------      -----------
Total Assets                                          2,759,510       1,440,238
                                                     ----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                     66,656         595,426
    Accrued liabilities                                 358,900         462,159
    Loans payable (Note 4 (a))                                -         280,189
    Due to related parties (Note 5)                     431,715         594,107
    Convertible notes payable (Note 6 (a))               33,885          33,885
                                                     ----------      -----------
                                                        891,156       1,965,766

Loans payable (Note 4 (b))                               77,190          62,707
Convertible debt (Note 6 (b))                           463,773       1,411,801
                                                     ----------      -----------
                                                      1,432,119       3,440,274
                                                     ----------      -----------

Commitments and Contingencies (Notes 1 and 12)

Stockholders' Equity (Deficit)
    Common stock
       Authorized: 450,000,000 shares, par value
       $0.001
       Issued and outstanding: 167,388,974
      (December 31, 2009 - 73,062,205)                  167,389          73,061
    Additional paid-in capital                       23,892,338      17,476,322
    Accumulated deficit                                (114,175)       (114,175)
    Deficit accumulated during the development
       stage                                        (22,618,161)    (19,435,244)
                                                     ----------      -----------
Stockholders' Equity (Deficit)                        1,327,391      (2,000,036)
                                                     ----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)  2,759,510       1,440,238
                                                     ----------      -----------



        The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)






                                                                                          Accumulated
                                                                                           During the
                                                                                       Development Stage
                                        Three Months Ended         Nine Months Ended    January 1, 2001
                                           September 30,            September 30,       to September 30,
                                         2010       2009           2010       2009           2010
                                           $          $             $            $             $
Revenue                                      -           -             -            -      1,464,456
                                   ------------------------------------------------------------------
Operating Expenses

   Amortization                         11,220      10,641        32,726       30,661        257,266
   General and administrative
     (Note 5(a) & 8)                   405,450     140,371     1,907,478      607,360      8,004,954
   Professional and consulting
     fees                               95,080     176,554       312,260      325,990      5,461,777
   Research and development (Note
     5(a))                             134,561     199,586       370,318      432,814      4,615,151
                                   ------------------------------------------------------------------
Total Operating Expenses               646,311     527,152     2,622,782    1,396,825     18,339,148
                                   ------------------------------------------------------------------

Loss From Operations                  (646,311)   (527,152)   (2,622,782   (1,396,825)   (16,874,692)
                                   ------------------------------------------------------------------

Other Income (Expense)

   Accretion of discounts on debt      (20,020)    (63,691)     (446,179)    (193,333)    (3,712,062)
   Amortization of debt issue
     costs                              (6,117)    (13,473)      (88,960)    (335,123)      (780,191)
   Gain (loss) on derivative             1,835      13,916       (18,863)     (16,725)      (117,591)
   Gain on extinguishments of
     convertible debt                        -     969,538             -      969,538         96,626
   Gain (loss) sale of equity
     investment securities                     -           -             -      (20,935)       147,991
   Gain on settlement of accounts
     payable                                 -           -        44,655            -        102,937
   Interest expense                    (14,484)   (112,345)      (50,788)    (826,423)    (1,797,238)
   Interest income                           -           -             -            -        383,679
   Loss on impairment interest of
     patent cost                             -           -             -            -        (67,620)

                                   ------------------------------------------------------------------
Total Other Income (Expense)           (38,786)    793,945      (560,135)    (423,001)    (5,743,469)
                                   ------------------------------------------------------------------

Net Income / (Loss) for the Period    (685,097)    266,793    (3,182,917   (1,819,826)   (22,618,161)

Other Comprehensive Income
   Unrealized gain on investment
     securities                              -           -             -       15,529
                                   ------------------------------------------------------------------

Total Comprehensive Gain / (Loss)     (685,097)    266,793    (3,182,917   (1,804,297)   (22,618,161)
                                   ------------------------------------------------------------------

Net Loss Per Share - Basic and
   Diluted                               (0.00)      (0.00)        (0.02)       (0.04)
                                   ----------------------------------------------------

Weighted Average Shares
   Outstanding                     166,989,900  58,174,000   156,832,430   50,697,000
                                   ----------------------------------------------------





        The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (unaudited)


                                                                   Accumulated
                                                                      During
                                                                 The Development
                                            Nine Months Ended          Stage
                                              September 30,      January 1, 2001
                                                                   to September
                                             2010        2009         30, 2010
                                        ----------------------------------------
                                              $            $             $
Operating Activities:
Net loss for the period                  (3,182,917)  (1,819,826)   (22,618,161)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Accretion of discounts on debt          446,179      193,333      3,712,062
    Allowance for uncollectible notes
      receivable                                  -            -         98,129
    Amortization                             32,726       30,661        257,266
    Amortization of debt issue costs         88,960      335,123        780,191
    Gain on extinguishments of debt               -     (969,538)       (96,626)
    Loss on derivative                       18,863       16,725        117,591
    Loss (gain) on sale of investment
      securities                                  -       20,935       (253,065)
    Loss from impairment of patents               -            -         67,620
    Stock-based compensation              1,443,376      821,069      7,505,913

Changes in operating assets and
  liabilities:

    Notes and interest receivable                 -            -         (6,296)
    Prepaid expenses and other                6,380      107,670         33,695
    Accounts payable & accrued
      liabilities                          (523,690)   1,015,592      1,588,012
    (Decrease) in related party            (162,391)           -        (54,414)
    Deferred revenue                              -            -       (162,000)
    Subscriptions receivable                      -            -       (100,682)
                                        ----------------------------------------
Net Cash Used in Operating Activities    (1,832,514)    (248,256)    (9,130,765)
                                        ----------------------------------------
Investing Activities:
    Net Proceeds from notes receivable            -            -          1,171
    Patent costs                            (81,698)     (63,760)      (640,853)
    Proceeds from sale of investment
      securities                                  -       12,608        451,123
                                        ----------------------------------------
Net Cash Used in Investing Activities       (81,698)     (51,152)      (188,559)
                                        ----------------------------------------
Financing Activities:
    Due to related parties                        -       63,185        552,281
    Proceeds from loans payable                   -      575,000        575,000
    Repayment on loans payable             (450,000)           -       (450,000)
    Proceeds from convertible debt                -            -      3,639,743
    Repayment on convertible debt        (1,186,700)     (36,250)    (2,400,951)
    Deferred financing costs                (94,851)           -       (769,487)
    Debt issue costs                              -     (288,946)       (89,444)
    Proceeds from sale of common stock    6,461,400      315,000      9,962,872
    Proceeds from the exercise of
      stock options and warrants              1,392        3,649      1,147,916
    Share issuance costs                   (761,526)     (13,835)      (909,049)
                                        ----------------------------------------
Net Cash Provided by Financing
Activities                                3,969,715      617,803     11,258,881
                                        ----------------------------------------
Net Increase in Cash                      2,055,503      318,395      1,939,557

Cash - Beginning of period                  126,605       45,625        242,551
                                        ----------------------------------------

Cash - End of period                      2,182,108      364,020      2,182,108
                                        ----------------------------------------
Non-cash Investing and Financing
Activities:
    Share issued to settle debt             127,200      313,655      1,109,881
    Units issued as share issuance
      costs                                 939,771             -       939,771
    Note payable converted into common
      shares                                      -            -      1,594,021
                                        ----------------------------------------
Supplemental Disclosures:
      Interest paid                          49,526       32,966        691,113
      Income taxes                                -            -              -
                                        ----------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                  NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                   (unaudited)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of placeStateTexas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex country-regionChina Co., Ltd. ("Biocurex country-regionChina"), a wholly-owned subsidiary in country-regionplaceChina.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at September 30, 2010, the Company has working capital of $1,292,952 and has accumulated losses of $22,628,241 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the placecountry-regionUnited States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed on April 1, 2010 with the SEC.

   The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as at September 30, 2010, and the results of its operations for the three and nine month periods ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

   ASC 815-40 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with ASC 450, Contingencies. As at September 30, 2010, the Company has no liabilities related to its registration statement.

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

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2010, the Company had approximately 159,717,980 of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

   Comprehensive Income

   ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended September 30, 2009, the Company's only component of other comprehensive income was unrealized holding gains and losses on available-for-sale investment securities.

   Recent Accounting Pronouncements

   In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance requires expanded disclosures only, and is not expected to have a material impact on the Company's financial statements.

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

   3. PATENTS

    Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of September 30, 2010, the Company had received patent approval from five countries. Additions made after September 30, 2010 will have a remaining life of approximately five years. The Company intends to apply for extensions in the near future.

   A schedule of the patents is as follows:

                                                     September 30,  December
                                                         2010          31,
                                                           $           2009
                                                                        $

   Patents                                              768,951        696,003
   Less:
     Accumulated amortization                          (248,516)      (224,539)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   520,435        471,464
   ----------------------------------------------------------------------------

   Amortization expense totaled $32,726 and $30,661 for the nine months ended September 30, 2010 and 2009, respectively.

   The estimated future amortization expense is as follows:

                  2010        $   10,909
                  2011            43,635
                  2012            43,635
                  2013            43,635
                  2014            43,635
                  Thereafter     334,986
                              ----------
                              $  520,435
                              ----------

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

        In February 2010, the Company repaid principal of $450,000 and interest of $16,890. For the nine months ended September 30, 2010, the Company recorded $169,811 (2009 - $Nil) of accretion expense related to these promissory notes.

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

        During the nine months ended of September 30, 2010, the Company paid interest in the amount of $9,349 (2009 - $ nil) and recorded $11,019 as the accretion expense related to these promissory notes. As at September 30, 2010, the carrying value of these notes was $77,190 (December 31, 2009 - $62,707).

        The Company incurred $118,612 in debt issue costs for the promissory notes described above. The debt issue costs are being expensed over the term of the promissory notes.

        During the nine months ended September 30, 2010, the Company expensed $73,086 (2009 - $nil) of the debt issue costs related to promissory note, and at September 30, 2010, the balance of debt issue costs was $7,114 (December 31, 2009 - $80,200).

5. RELATED PARTY BALANCE AND TRANSACTIONS

                                                   September 30,    December 31,
                                                       2010             2009
                                                         $               $

   Due to Pacific BioSciences Research Centre Inc.     426,121        526,827
   & Company's President (a)
   Due to Company's  Chairman (b)                          664         62,350
   Due to former officer (c)                             4,930          4,930
   -----------------------------------------------------------------------------
                                                       431,715        594,107
   -----------------------------------------------------------------------------

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the nine months ended September 30, 2010 and 2009, Pacific performed research and development for the Company valued at $327,960 and $432,614, respectively.

        Pacific also provided administrative services during the nine months ended September 30, 2010 and 2009, valued at $153,684 and $138,147, respectively. During the nine months ended September 30, 2010, and 2009, Pacific charged interest of $6,824 and $7,980, respectively, calculated at the bank prime rate on the monthly balance owed. As at September 30, 2010 and December 31, 2009, the amount due to Pacific of $410,188 and $479,129, respectively, is unsecured and due on demand.

        On September 15, 2009,the Company has an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During nine months ended September 30, 2010, the Company incurred $187,500 (2009 - $nil) for the management services of which $15,933 remains unpaid as of September 30, 2010 (2009 - $nil).

b) On September 15, 2009, the Company has an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the nine months ended September 30, 2010, the Company incurred $104,333 for management services. As at September 30, 2010, the Company is indebted to the Company's Chairman for $644 of miscellaneous expense (2009 - $nil).

c) The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.

d) During the nine months ended September 30, 2010, the Company granted 28,500,000 (2009 - 2,263,157) stock options to five directors and one officer at a market exercise price of $0.0714 per share (see note 8).

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

        At September 30, 2010, one $33,885 (December 31, 2009 - $33,885)
        convertible note remained outstanding.

6.      CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)


    b) The following table summarizes the changes in convertible debt (the "Notes") during the nine months ended September 30, 2010:

                                                                       Carrying
                                               Principal   Discount      Value
                                                   $          $            $
                                              ----------------------------------
                                              ----------------------------------

      Balance, December 31, 2009               1,750,000  (338,199)  1,411,801
      Modification of conversion price                 -   (23,213)    (23,213)
      Accretion of discount on convertible             -   261,885     261,885
      debt
      Principal repayments                    (1,186,700)           (1,186,700)
                                                                 -
                                              ----------------------------------
      Balance, September 30, 2010                563,300   (99,527)    463,773
                                              ==================================

    The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. As of September 30, 2010, the Company modified the conversion price on the outstanding Notes with a principal amount of $563,300 from $0.14 to $0.13, in accordance with the contingent adjustment provisions contained in the modified convertible loan agreement. In accordance with ASC 470-20, if the conversion price is adjusted as a result of a contingent event the company shall recognize the incremental intrinsic value that results from the resolution of the contingency on the date that the triggering event occurs. During the nine months ended September 30, 2010, the Company recognized incremental intrinsic value relating to the contingently adjusted conversion price of $23,213. The incremental intrinsic value will be accreted over the remaining life of the convertible debt.

    For the nine months ended September 30, 2010, the Company recorded $261,895 (2009 - $71,689) of accretion expense related to the Notes. The unamortized discount as at September 30, 2010 is $99,527 (December 31, 2009 - $338,199).

    During the nine months ended September 30, 2010, the Company expensed $15,874 (2009 - $nil) of the debt issue costs related to the Notes. The balance of debt issue costs at September 30, 2010 is $47,853 (December 31, 2009 - $63,726).

7.        COMMON STOCK

    For the nine months ended September 30, 2010:

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

h) In June 2010, the Company issued 420,000 shares of common stock to a vendor to settle $25,200 of accounts payable.

i) In September 2010, a total of 188,300 stock options were exercised at $0.001 per share.

j) In September 2010, the Company issued 350,000 shares of common stock to a vendor to settle $21,000 of accounts payable.

8.      STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 5,500,000 shares to 10,500,000 shares with 479,132 common shares available for future issuance as of September 30, 2010.

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

   On April 23, 2009, the Company increased the number of shares issuable pursuant to this plan from 12,500,000 shares to 17,500,000 shares with 3,870,666 common shares available for future issuance as of September 30, 2010.

   Non-Qualified Stock Option Plan (cont'd)

   During the nine months ended September 30, 2010, there were no stock options granted pursuant to this plan. During the period ended September 30, 2009 the Company granted 2,263,157 stock options from this plan at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

   During the nine months ended September 30, 2010, the Company granted 28,500,000 stock options with a grant date value of $1,994,903 to five directors and one officer at an exercise price of $0.0714 per share. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company's board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company's Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

   The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the period ended September 30, 2010 and 2009 was $0.07 and $0.10 per share (under non-qualified stock option plan), respectively.

   The weighted average assumptions used are as follows:
                                                Nine Months Ended September 30
                                                    2010               2009
                                                    ----               ----

   Expected dividend yield                            0%                 0%
   Risk-free interest rate                          3.7%              1.73%
   Expected volatility                              255%               120%
   Expected option life (in years)                 10.00               2.78



   A summary of the changes in the Company's stock options is presented below:

                                                Weighted    Weighted
                                                Average     Average    Aggregate
                                                Exercise    Remaining  Intrinsic
                                   Number of     Price    Contractual    Value
                                    Shares         $      Life (Years)      $
                                 -----------------------------------------------

Outstanding, December 31, 2009    5,987,057     0.001         1.65     652,589
Granted                          28,500,000    0.0714
Exercised                        (1,392,300)    0.001
--------------------------------------------------------------------------------
Outstanding, September 30, 2010  33,094,757     0.062         8.24     271,091
--------------------------------------------------------------------------------
Exercisable, September 30, 2010  14,094,757     0.048         6.79     271,091
--------------------------------------------------------------------------------

   As at September 30, 2010, there was $635,819 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of two years. The total compensation cost of shares vested during the nine months ended September 30, 2010 and 2009 were $1,406,000 and $349,837, respectively.

   A summary of the status of the Company's non-vested options as of September 30, 2010, and changes during the nine months of September 30, 2010, is presented below:

                                           Number of        Weighted Average
      Non-vested                            shares           Exercise Price
      -----------                        ------------       ----------------

      Non-vested at December 31, 2009      1,453,900            $ 0.001

      Granted                             28,500,000             0.0714
      Vested                             (10,953,900)             0.001
                                          ----------            -------

      Non-vested at September 30, 2010    19,000,000             0.0714
                                          ==========            =======

9.    SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                         Number of        Weighted Average
                                          shares           Exercise Price
                                       ------------       ----------------
      Balance, December 31, 2009        16,952,811               0.14
         Issued                         90,459,600              0.107
         Exercised                      (1,275,000)              0.08 (1)
         Expired                        (1,070,800)              0.22
                                       ------------            ------

      Balance, September 30, 2010      105,066,611               0.11
                                       ============            ======


   (1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

   In January 2010, the Company modified the exercise price of 3,500,000 shares purchase warrants issued with the convertible debt described in Note 6 (b) from $0.25 to $0.135, in accordance with the adjustment provisions contained in the warrant agreement. In accordance with ASC 718, modifications to the terms of an award (i.e. a warrant) are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the nine months ended September 30, 2010, the Company recognized an incremental compensation cost of $23,376 for these modified share purchase warrants.

      As at September 30, 2010, the following share purchase warrants were outstanding:

          Warrants             Exercise Price   Expiration Date
          --------             --------------   ---------------
          133,500                  $0.30        November 30, 2010
          199,311                  $0.17        November 11, 2010
          233,092                  $0.06        July 7, 2011
          252,278                  $0.05        December 31, 2011(1)
          307,692                  $0.17        February 2, 2011
          343,833                  $0.20        July 7, 2011
          400,000                  $0.11        August 18, 2011
          500,000                  $0.11        August 17, 2011
          500,000                  $0.11        September 3, 2011
          541,666                  $0.12        October 31, 2010
          590,909                  $0.12        July 19, 2011
          900,000                  $0.11        April 5, 2011
        1,000,000                  $0.11        June 15, 2011
        1,000,000                  $0.25        April 30, 2012
        2,000,000                  $0.11        April 1, 2012
        2,204,730                  $0.08        August 26, 2014
        3,500,000                  $0.135       June 27, 2012
       90,459,600                  $0.107       January 19, 2015(2)
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

10.   UNIT PURCHASE WARRANTS

   On January 28, 2010, the Company issued a warrant in conjunction with the Underwriting Agreement described in Note 7(a). The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company's common stock at an exercise price of $0.107 per share. As at September 30, 2010, the 120,000 unit purchase warrants were outstanding.

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

   Assets measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2010 as follows:

                                      Fair Value Measurements Using
                       --------------------------------------------------------
                       Quoted Prices
                         In Active     Significant
                          Markets         Other      Significant
                       For Identical    Observable  Unobservable  Balance as of
                        Instruments      Inputs        Inputs       September
                         (Level 1)      (Level 2)     (Level 3)     30, 2010
                       --------------------------------------------------------
 Assets:
  Cash                  $2,182,108      $    -          $    -      $2,182,108
                       -------------------------------------------------------
  Total assets
    measured
    at fair value       $2,182,108      $    -          $    -      $2,182,108
                       =======================================================

12.     COMMITMENTS AND CONTINGENCIES

a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of September 30, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

13.     SUBSEQUENT EVENTS


      On November 10, 2010, the Company issued 800,000 shares of common stock to an investor relations company for their consulting services at a fair value of $44,000.

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

      Our business model is to develop internally our RECAF cancer diagnostic platform to the stage where individual applications can be partnered or licensed in strategic relationships for regulatory approval and commercialization. Our objective is to receive cash from licensing fees, milestone payments, and royalties from such partnerships which support continued development of our cancer diagnostic portfolio. We have signed licensing agreements for its cancer detection blood tests with Abbott Laboratories and with Inverness Medical Innovations. In the veterinarian market where there are no regulatory hurdles, our objective is to commercialize our technology through our subsidiary, OncoPet Diagnostics, and with distributors in North America, placeEurope and elsewhere.

      Our principal objectives for the twelve-month period ending September 30, 2011 are as follows:

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

      Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by September 30, 2011, or at all.

Recent Developments

      In October 2010 we filed a new patent within the Patent Cooperation Treaty, which presently includes 142 countries. The subject of this patent is a synthetic peptide that recognizes RECAF(TM) and that can replace the antibodies used in our RECAF test. The synthetic peptide also allows for many other applications that cannot be performed with an antibody. Our patent application contains over 50 claims covering different applications and uses of this peptide.

      An antibody is a biological reagent that requires production under sterile conditions in large volumes of cell culture medium. The antibodies then need to be extracted and purified from the medium. This process is expensive and delicate. The synthetic peptide will allow our to replace the antibodies in the RECAF test. A peptide is a short sequence of amino acids, much like a very small protein. Peptides are produced with an automated peptide synthesizer. A well known small peptide is aspartame, the synthetic sweetener used in Nutrasweet(R).

      To make a peptide in a laboritory, its amino acids sequence is entered into a computer and the rest of the process is automatically handled by special computer software. Since the peptide is synthesized chemically rather than biologically, the batch-to-batch variability is drastically reduced and the cost reduction is significant. Being small molecules, peptides are also more stable than antibodies, resulting in longer shelf life and related issues.

      The most important advantage of peptides over antibodies is their flexibility: Antibodies cannot be modified unless very expensive and complex molecular engineering processes are used. To change the specificity of an antibody, one has to develop a new one, which is a very labor intensive and unpredictable process. On the other hand, to modify a peptide, all that is required is to use a different amino acid sequence on the computer. This tremendous flexibility opens many possibilities for us, some of which are listed below:

     1) Tailoring dog, cat and other animal RECAF tests for each species rather than relying, on the cross reactivity exhibited by anti-human RECAF antibodies against dog RECAF.

     2) Tailor-tagging of the peptide for different uses such as cancer targeted therapy, imaging or blood diagnostic tests.

     3) Attaching the peptide to liposomes for cancer targeting. Liposomes are artificially prepared vesicles that can be filled with anti-cancer drugs, Interference RNA or other compounds and delivered to cancer cells. Attaching the peptide to the surface of liposomes should increase the delivery to cancer cells since our peptide recognizes RECAF and RECAF is on the surface of cancer cells but not on healthy cells. Liposomes are used for delivery of a variety of formulations from medicine to cosmetics.

    4) Incorporation of a DNA sequence that encodes the peptide into the DNA or RNA of a virus which would then express the peptide on its surface. Since the peptide recognizes RECAF which is on cancer cells but not on normal cells, the virus would only infect and kill the cancer cells thus becoming an oncolytic virus.

      In October 2010 we entered into a non-exclusive distribution agreement with VetRed B.V. from Naarden, the Netherlands. VetRed, a private company under Dutch law, will represent our wholly owned subsidiary OncoPet Diagnostics to distribute our OncoPet RECAF(TM) cancer test for dogs in Europe.

      Through a network of its own companies, agents and distributors, VetRed will market our OncoPet's RECAF(TM) test to the European Union member states. Samples will be collected and grouped prior to their dispatch to our laboratories Canada. Europe is second in the world for its number of cats and dogs, according to a recent survey--there are approximately 78 million dogs and 94 million cats in placeEurope. The United States and Canada have the largest dog and cat population, with an estimated 52 million dogs and 66 million cats.

      VetRed made an entrance in the veterinary diagnostic market in 2009 with the introduction of the Pandora(R) Slide Stainer, a tabletop fully automated unit, which stains in fully reproducible samples prior to their evaluation under the microscope. VetRed also markets chromogenic media for rapid determination of fungi and bacteria.

Liquidity and Capital Resources

      Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

Our sources and (uses) of cash during the nine months ended September 30, 2010 and 2009 were as follows:
                                                         Nine Months Ended
                                                           September 30,
                                                      2010              2009
                                                      ----              ----

 Cash used in operations                       $ (1,832,514)      $ (248,256)
 Patent costs                                       (81,698)         (63,760)
 Sale of investment securities                            -           12,608
 Repayment of loans payable                        (450,000)               -
 Repayment of convertible debt                   (1,186,700)         (36,250)
 Debt issuance costs                                     --         (288,946)
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                5,701,266          304,814
 Deferred financing costs                           (94,851)              --

     In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.13. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of September 30, 2010 was $563,300.

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

      We anticipate that our capital requirements for the twelve-month period ending September 30, 2011 will be as follows:

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

     Material changes of items in our Statement of Operations for the three and nine months ended September 30, 2010, as compared to the same period in the prior year, are discussed below:

                                     Increase
                                        (I)
                                        or
                                     Decrease
Item                                    (D)                   Reason

General and administrative               I        The  increase  was   primarily
                                                  attributable to   higher
                                                  stock-based  compensation
                                                  expense  and  an  increase  in
                                                  management fees for two
                                                  directors.

Professional and Consulting Fees         D        In  2009  we  incurred
                                                  professional  fees  in
                                                  connection   with  amending
                                                  agreements  relating  to  our
                                                  convertible  debt,  general
                                                  securities  filings  and  the
                                                  preparation  of  SGM  held  in
                                                  October 2009.

Accretion of discount on              I/D         The repayment of a large
 convertible debt                                 portion of the convertible
                                                  notes in January 2010
                                                  resulted in the increase in
                                                  accretion of discount on the
                                                  convertible debt during the
                                                  three months ended March 31,
                                                  2010, which increase was also
                                                  reflected in the operating
                                                  results for the nine months
                                                  ended September 30, 2010.
                                                  During the three months ended
                                                  September 30, 2010 the
                                                  discount accretion was less
                                                  due to the smaller amount of
                                                  convertible debt outstanding
                                                  during the quarter.

Amortization of debt issue costs       D          A large portion of the
                                                  convertible notes were repaid
                                                  in January 2010. As a result
                                                  the debt issue costs were less
                                                  during the current period.

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

      There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

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


                                 BIOCUREX, INC.

November 12, 2010                 By:      /s/ Ricardo Moro
                                          -------------------------------------
                                          Dr. Ricardo Moro - President,
                                             Principal Executive Officer


November 12, 2010                 By:      /s/ Gladys Chan
                                          -----------------------------------
                                          Gladys Chan - Principal Financial and
                                              Accounting Officer