Form 10-K
period 2010-12-31
BIOCUREX INC
filed 2011-03-31
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26947

                                 BIOCUREX, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

            Texas                                       75-2742601
  --------------------------                   -------------------------------
   (State of incorporation)                   (IRS Employer Identification No.)

                                7080 River Road, Suite 215
                                Richmond, British Columbia             V6X 1X5
                            -------------------------------------     ---------
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

Large accelerated filer  [ ]                    Accelerated filer  [ ]

Non-accelerated filer  [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2010, was approximately $7,350,000.

As of March 31, 2011, the Registrant had 169,188,974 outstanding shares of common stock.

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

Overview

     We are a development stage company focusing on developing and commercializing products for the early detection, diagnosis and monitoring the recurrence of cancer. We have developed a blood test that can detect the presence of cancer in humans and animals using a new cancer marker named RECAF. We developed and own, royalty-free, the proprietary technology related to the RECAF marker, with patents granted in the United States, Europe, Australia, Russia, Norway and China and pending in other major worldwide markets.

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

      Our principal objectives for the twelve months ending March 31, 2011 are as follows:

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

      To make a peptide in a laboratory, its amino acids sequence is entered into a computer and the rest of the process is automatically handled by special computer software. Since the peptide is synthesized chemically rather than biologically, the batch-to-batch variability is drastically reduced and the cost reduction is significant. Being small molecules, peptides are also more stable than antibodies, resulting in longer shelf life and related issues.

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

Employees

      As of March 15, 2011, we had three employees, all of whom are in administrative positions. All of our research and development and other technical activities and administrative services are performed for us by Pacific Bioscience Research Centre, which is owned by Dr. Moro-Vidal, our chief executive officer and a member of our board of directors. All of our employees are also employees of Pacific Bioscience Research Centre.
 As of March 15, 2010, Pacific BioScience Research Centre had seven full-time employees/consultants. Our relationship with Pacific Bioscience Research Centre and with its employees is good. See Item 13 of this report for information concerning our Agreement with Pacific Bioscience Research Centre.

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

ITEM 4.     (REMOVED AND RESERVED)


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

         Quarter Ending                High             Low

            3/31/09                    $0.11           $0.10
            6/30/09                    $0.08           $0.08
            9/30/09                    $0.20           $0.18
           12/31/09                    $0.12           $0.11

            3/31/10                    $0.07           $0.07
            6/30/10                    $0.05           $0.05
            9/30/10                    $0.06           $0.06
           12/31/10                    $0.07           $0.06


      As of March 31, 2011 there were approximately 140 record holders of our common stock and over 2,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

     Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the year ended December 31, 2010. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 7 during the year ended December 31, 2010.

      During the year ended December 31, 2010 we did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. During the year ended December 31, 2010 none of our officers or directors, nor any of its principal shareholders, purchased, on our behalf, any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market.

      As of March 31, 2011 we had 169,188,974 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as the result of payment of note principal or interest with shares of our common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

                                                         Number of      Note
                                                          Shares      Reference

   Shares issuable upon the exercise of warrants:       3,500,000       A

   Shares issuable upon conversion of notes or as
      payment of principal on the notes                 4,333,077       A

                                                         Number of      Note
                                                          Shares      Reference
   Shares issuable upon exercise of warrants issued
      to consultants                                      937,500       B

   Shares issuable upon exercise of Non-Qualified
      Stock Options granted to officers, directors,
      employees and consultants.                        4,594,757       C

   Shares issuable upon exercise of warrants granted to
      our officers, directors, employees, financial
      consultants and private investors                 6,859,970       D

   Shares issuable upon conversion of notes               211,768       E

   Shares issuable upon exercise of warrants issued to
      note holders                                      3,372,564       E

   Shares issuable upon warrants sold to public
      investors                                        90,459,600       F

   Shares issuable upon exercise of warrants issued to
      underwriter                                      16,800,000       F

   Shares issuable upon exercise of options granted to
      officers and directors                           28,500,000       G

A. In June 2007 we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.13. Due to principal payments and conversions, the outstanding principal balance of the notes as of December 31, 2010 was $563,300.

      The warrants were subsequently sold to Warrant Strategies Fund, LLC.

      The warrants allow the holder to purchase up to 3,500,000 shares of our common stock at a price of $0.135 per share at any time prior to June 29, 2012.

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

C. Options are exercisable at a price of $0.001 per share and expire at various dates between March 2011 and March 2014.

D. Warrants in this category were not granted pursuant to our Non-Qualified Stock Option Plan. The warrants are exercisable at prices between $0.05 and $0.25 per share and expire between Feb 2011 and January 2015.

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

G. These options, which were granted on January 22, 2010, were not granted pursuant to our Non-Qualified Stock Option Plan. One-third of the options granted became exercisable April 24, 2010, and additional one third of the options became exercisable on January 22, 2011 and the final third of the options will be exercisable on January 22, 2012. If, before January 22, 2012, an option holder's employment terminates for any reason other than death or disability or an option holder ceases to be a director for any reason other than death or disability, any options which are not then exercisable will expire. In the event of the death or disability of an option holder, all options will be immediately exercisable. The options will be exercisable for cash or, in our discretion, through the delivery of shares of our common stock having a market value equal to the exercise price of the options.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
         PLAN OF OPERATION

      We are a development stage biotechnology company developing products based on patented and proprietary technology in the area of cancer diagnostics. The technology identifies a universal cancer marker known as RECAF. Patents have been granted in the United States, Europe, Australia, China, Norway and Russia and are pending in other major worldwide markets.

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

      Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by March 31, 2012, or at all.

Liquidity and Capital Resources

      Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

      Material changes in the line item of our balance sheet between December 31, 2010 and December 31, 2009 are discussed below

                           Increase (I)
Item                        Decrease (D)              Reason

Cash                            I                        (1)
Deferred financing costs        D                        (1)
Accounts payable                D                        (1)
Derivative liability            D                        (2)
Loans payable                   D                        (1)
Due to related parties          D                        (1)
Convertible debt                D                        (1)

(1) In January 2010 we sold 90,459,600 shares of our common stock, and 90,459,600 warrants, in a public offering. The proceeds to us from the sale of the shares and warrants, net of underwriting commissions and offering expenses, were approximately $4,800,000, resulting in the increase in cash. Deferred financing costs at December 31, 2009, which pertained to our public offering, were transferred to Additional Paid-In Capital/Share Issuance Costs upon the completion of the offering. With proceeds from the public offering we reduced our accounts payable, and made payments on outstanding loans, amounts due to related parties, and convertible debt.

(2) Derivative Liability decreased as a result of a decrease in the volatility of the price of our common stock. The volatility in the price of our common stock is one component used in determining the amount of the derivative liability.

      Our sources and (uses) of cash during the years ended December 31, 2010 and 2009 were as follows:
                                                     Year Ended December 31,
                                                    2010              2009

 Cash (used) in operations                      $(2,228,477)       $(617,851)
 Patent costs                                      (130,198)         (75,042)
 Sale of investment securities                           --           12,608
 Loans from related parties                              --          150,861
 Loans from unrelated parties                        32,549          575,000
 Repayment of loans                                (450,000)              --
 Repayment of convertible debt                   (1,186,700)         (36,251)
 Deferred financing /debt issue costs               (94,851)        (231,580)
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                5,701,266          303,235

      In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.13. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of December 31, 2010 was $563,300.

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

      We anticipate that our capital requirements for the twelve-month period ending March 31, 2012 will be as follows:

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

      Material changes of items in our Statement of Operations for the year ended December 31, 2010, as compared to the same period in the prior year, are discussed below:

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

Professional                                      and Consulting Fees I Increase
                                                  was the result of a new
                                                  consulting agreement signed in
                                                  February 2010. The Company
                                                  paid additional $72,000 a
                                                  year.

Accretion  of discount on                I        The   repayment   of  a  large
convertible debt                                  portion  of  the   convertible
                                                  notes in January 2010 resulted
                                                  in the increase in accretion
                                                  of discount on the convertible
                                                  debt during the year.

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

Gain on extinguishments of               D        On  August   31,   2009,   the
convertible debt                                  Company  entered  into  a loan
                                                  modification   agreement  with
                                                  the     holders     of     our
                                                  convertible     notes.     The
                                                  Company  treated the  original
                                                  convertible  notes  as  having
                                                  been    exchanged    for   the
                                                  amended   convertible   notes.
                                                  As such,  we  recorded  a gain
                                                  on  extinguishment  of debt in
                                                  the  amount  of   $498,003  in
                                                  2009, but nothing in 2010.

Interest expense                         D        The   repayment   of  a  large
                                                  portion  of  the   convertible
                                                  notes    in    January    2010
                                                  resulted   in  a  decrease  in
                                                  interest expense.

Gain on derivative instruments           I        First,  this is a result  of a
                                                  large     portion    of    the
                                                  convertible  notes were repaid
                                                  in        January        2010.
                                                  Secondarily,   the  volatility
                                                  used to  compute  the  present
                                                  value   to   resulting   in  a
                                                  lower    present    value   of
                                                  derivative instruments.

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

      Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, our management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission
(COSO). Based on this assessment, our management believes that, as of December

31, 2010, our internal control over financial reporting was effective based on those criteria.

      There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

      Not Applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                         Age   Position

Ricardo Moro, M.D.           58    President,   Chief  Executive   Officer  and
                                   Director
Gladys Chan                  37    Chief Financial and Accounting Officer
Antonia Bold-de-Haughton     60    Secretary and Director
Denis Burger, Ph.D.          67    Chairman of the Board of Directors
Phil Gold, M.D.              71    Director
Jim Walsh, Ph.D.             52    Director

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

     Denis R. Burger, Ph.D. was appointed a director and our executive chairman in September 2009. In March 2011, the executive chairman position was eliminated and Mr. Burger became the chairman of our Board of Directors. Prior to joining us, he had been managing director of Sovereign Ventures, LLC, a biotech investing and consulting firm, since 1991. He was chairman and chief executive officer of AVI BioPharma, Inc., a drug development company using gene targeted therapeutics, from 1997 to 2007 and founding chairman of Epitope, Inc., a developer of diagnostic products, from 1981 to 1990. He is currently a director of Trinity Biotech PLC, a diagnostic products developer, and Lorus Therapeutics, a cancer therapeutics company. Earlier in his career, he was a Professor of

Microbiology and Immunology, an Associate Professor of Surgery and the Director of the Histocompatibility Testing Laboratory at Oregon Health Sciences University. He holds a B.A. degree in Bacteriology and Immunology from the University of California at Berkeley, a M.S. and Ph.D. in Microbiology and Immunology from the University of Arizona, Tucson.

      Gladys Chan joined us in July 2005 as comptroller and was promoted to chief financial and accounting officer in October 2009. Prior to joining us, from September 2004 to June 2005, Ms. Chan served as senior accountant at DTI Dental Technologies Inc. She is a Certified General Accountant in Canada, qualified in August 2004, and holds a Bachelor degree in Art from the University of Tunghai, Taiwan.

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

      We believe all of our directors are qualified to act as such due to their prior involvement with us.

Compensation Committee Interlocks and Insider Participation

      Our directors act as our compensation committee. During the year ended December 31, 2010 each director participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2010, none of our officers were also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

Employment Agreements

      As of September 15, 2009, we entered into an employment agreement with Denis R. Burger, Ph.D., our then executive chairman. The employment agreement expires on December 31, 2013. If we do not renew the employment agreement, we must pay Dr. Burger twelve months severance pay. Under the employment agreement,

Dr. Burger is responsible for performing such duties as assigned to him from time to time by our board of directors. Dr. Burger is also required to devote his best efforts to our service throughout the term of the agreement, including devoting at least 40 hours per month to our affairs. In return for his services, Dr. Burger will receive an initial annual base compensation of $100,000 and reimbursement for all expenses reasonably incurred by him in discharging his duties and is entitled to participate in any applicable benefit plans. Dr. Burger may also receive a bonus at the discretion of the board of directors. Our employment agreement with Dr. Burger may be terminated voluntarily by Dr. Burger upon sixty days written notice. We may terminate the employment agreement upon thirty days written notice, in which event we must pay Dr. Burger eighteen months severance pay.

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

ITEM 11.    EXECUTIVE COMPENSATION

      The following table shows in summary form the compensation received by (i) our Chief Executive Officer and (ii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2010.

                                                                       All
                                                                      Other
                                                                      Annual
                                                  Restric-             Com-
  Name and                                       ted Stock  Option    pensa-
  Principal             Fiscal  Salary   Bonus    Awards    Awards     tion
  Position               Year     (1)     (2)      (3)       (4)       (5)       Total
------------            ------  -------  -----   --------   -------  -------    -------

Dr. Ricardo Moro         2010  $148,407    --       --     $847,418     --     $995,825
Chief Executive Officer  2009        --    --       --     $148,480     --     $148,480

Gladys Chan              2010   $75,000    --       --      $28,247     --     $103,247
Principal Financial and  2009        --    --       --           --     --           --
Accounting Officer (6)

Denis Burger             2010  $104,333    --       --     $564,946     --     $669,279
Executive Chairman       2009        --    --       --           --     --           --


(1) The dollar value of base salary (cash and non-cash) earned. During 2009 Dr. Moro did not receive any cash compensation from us directly. We paid Pacific BioScience Research Centre, a company owned by Dr. Moro, to conduct all research on our behalf, and Dr. Moro received compensation from PBRC. In 2010 and 2009, Dr. Moro received total payments of $101,593 and $71,340, respectively, from PBRC.

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

(6) Ms. Chan became our Principal Financial and Accounting Officer on in October 2009.

     We do not have a compensation committee. Our directors approve their own compensation since decisions regarding compensation to be paid to our officers and directors are made by the directors. We do not have any policy which prohibits or limits the power of directors to approve their own compensation.

Compensation of Directors During Year Ended December 31, 2010

    The table below sets forth the compensation earned by our directors, other than Dr. Moro, for the fiscal year ended December 31, 2010.

                                 Paid      Stock    Option
                                  in       Awards   Awards   All other
Name                             Cash       (1)      (2)    Compensation  Total
---------------                -------    -------- -------  ------------  -----

Phil Gold                         --        --    $56,495       --      $56,495
Jim Walsh                         --        --    $56,495       --      $56,495
Antonia Bold-de-Haughton     $78,000        --    $56,495       --     $134,495


(1) The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2) The fair value of options granted computed in accordance with ASC 718 on the date of grant.


Long-Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      None.

Stock Option and Bonus Plans

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

                                Options Exercised
                                -----------------

      Our officers and directors did not exercise any options during the year ended December 31, 2010.

      Dr. Wittenberg resigned as an officer and director on February 17, 2009. On February 24, 2009 Dr. Wittenberg exercised options and warrants to purchase 2,070,000 shares of our common stock. The exercise price of the options and warrants was $0.001 per share. The closing price of our common stock on February 24, 2009 was $0.08.

      The following tables show the options held by the persons named below as of March 31, 2011. Except as indicated, all options were granted pursuant to our Non-Qualified Stock Option Plan.

                          Shares underlying unexercised
                                 options which are:
                          ------------------------------   Exercise  Expiration
     Name                 Exercisable      Unexercisable    Price       Date
     ----                 -----------      -------------   --------  ----------

  Dr. Ricardo Moro          225,000                          0.001     1/31/12
  Dr. Ricardo Moro          450,000                          0.001     3/31/12

  Dr. Ricardo Moro          650,000                          0.001    3/31/14
  Dr. Ricardo Moro          255,000                          0.001    2/28/10

  Dr. Ricardo Moro        1,578,947                          0.001    3/19/11
  Dr. Ricardo Moro       10,000,000          5,000,000 (1)   0.074     1/22/10
  Dr. Phil Gold              25,000                          0.001     1/31/12
  Dr. Phil Gold             684,210                          0.001     3/19/11
  Dr. Phil Gold             666,667            333,333 (1)   0.074     1/22/10
  Gladys Chan               333,333            166,667 (1)   0.074     1/22/10
  Antonia Bold-de-Haughton  666,667            333,333 (1)   0.074     1/22/10
  Denis Burger            6,666,667          3,333,333 (1)   0.074     1/22/10
  Jim Walsh                 666,667            333,333 (1)   0.074     1/22/10
  Gladys Chan               161,400                          0.001     8/17/13
  Antonia Bold-de-Haughton  220,800                          0.001     8/17/13

(1) These options, which were granted on January 22, 2010, were not granted pursuant to our Non-Qualified Stock Option Plan. One-third of the options granted became exercisable April 24, 2010, and additional one third of the options became exercisable on January 22, 2011. The final third of the options will be exercisable on January 22, 2012. If, before January 22, 2012, an option holder's employment terminates for any reason other than death or disability or an option holder ceases to be a director for any reason other than death or disability, any options which are not then exercisable will expire. In the event of the death or disability of an option holder, all options will be immediately exercisable. The options will be exercisable for cash or, in our discretion, through the delivery of shares of our common stock having a market value equal to the exercise price of the options.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2010. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.



                         Number                         Number of Securities Remaining
                      of Securities                     Available For Future Issuance
                      to be Issued    Weighted-Average    Under Equity Compensation
                      Upon Exercise  Exercise Price of   Plans (Excluding Securities
                     of Outstanding   of Outstanding          Reflected in the
Plan category            Options          Options        First Column of This Table)
--------------------------------------------------------------------------------------

Non-Qualified Stock
 Option Plan

Stock Bonus Plan

      The following table shows the number of outstanding stock options and stock bonuses granted by us pursuant to the Plans, as of March 31, 2011. Each option represents the right to purchase one share of our common stock.

                    Total Shares                           Shares      Remaining
                      Reserved     Options     Options    Issued As  Options/Shares
Name of Plan        Under Plans  Outstanding  Exercised  Stock Bonus   Under Plans
------------        ------------ -----------  ---------  ----------- --------------

Non-Qualified Stock  22,500,000   4,594,757   9,034,577       N/A     8,870,666
  Option Plan

Stock Bonus Plan     20,000,000       N/A        N/A      10,020,868  9,979,132


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of March 31, 2011, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of our common stock, (ii) each of our officers and directors, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                              Number of          Percent of
      Name and Address                        Shares (1)           Class

      Dr. Ricardo Moro                       19,003,947          11.23%
      7080 River Road, Suite 215
      Richmond, British Columbia
      country-regionplaceCanada  V6X 1X5

      Gladys Chan                               661,400           0.39%
      7080 River Road, Suite 215
      Richmond, British Columbia
      country-regionplaceCanada  V6X 1X5

      Antonia Bold-de-Haughton                1,220,800           0.72%
      7080 River Road, Suite 215
      Richmond, British Columbia
      country-regionplaceCanada  V6X 1X5

      Dennis Burger, Ph.D                    12,257,286           7.24%
      1534 SW Myrtle St.
      Portland, OR 97201

                                              Number of          Percent of
      Name and Address                        Shares (1)           Class

      Dr. Phil Gold                           1,884,210           1.11%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      Jim Walsh                               1,714,286           1.01%
      c/o Biocurex, Inc.
      7080 River Road
      Richmond, British Columbia
      Canada V6X 1X5

      All Officers and Directors             36,741,929          21.72%
      as a Group (6 persons)


(1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are exercisable prior to June 30, 2011.

                                Shares Issuable
                                Upon Exercise of      Exercise    Expiration
         Name                  Options or Warrants     Price         Date
         ----                  ------------------- ------------   -----------

       Dr. Ricardo Moro           17,903,947       .001 - .0714   3/11 - 1/20
       Gladys Chan                   661,400       .001 - .0714   8/13 - 1/20
       Antonia Bold-de-Haughton    1,220,800       .001 - .0714   8/13 - 1/20
       Denis Burger               10,000,000       .0714 - .107   1/15 - 1/20
       Dr. Phil Gold               1,709,210       .001 - .0714   3/11 - 1/20
       Jim Walsh                   1,000,000              .0714      1/20


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Manning Elliott LLP, Chartered Accountants ("Manning Elliott"), served as our independent public accountants for the fiscal year ended December 31, 2010 and 2009.

      The following table shows the aggregate fees billed to us for the years ended December 31, 2010 and 2009 by Manning Elliott.

                                                   2010           2009
                                                   ----           ----

                    Audit Fees                   $55,000         $45,588
                    Audit Related Fees            34,250              --
                    All Other Fees                    --         $20,075

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

ITEM 15.    EXHIBITS

Exhibit
  No.      Description

1.1        Underwriting Agreement with Paulson Investment Company (1)
3.1        Articles of Incorporation as amended (2)
3.2        Bylaws, as amended (3)
4.4        Warrant Agreement with Paulson Investment Company (4)
10.1       Non-Qualified Stock Option Plan (5)
10.2       Stock Bonus Plan (6)
10.3(a)    License Agreement with Abbott Laboratories (7)
10.3(b)    Amendment to Semi-Exclusive License Agreement (4)
10.3(c)    Second Amendment to Semi-Exclusive License Agreement (7)
10.4 License Agreement with Inverness Medical Switzerland GmbH (portions of Exhibit 10.4 have been omitted pursuant to a request for confidential treatment) (4)
10.5       Agreement with Pacific BioScience Research Centre (4)
10.6       Employment Agreement with Dr. Ricardo Moro-Vidal (4)
10.7       Employment Agreement with Denis Burger, Ph.D. (4)
21.1       Subsidiaries (4)
31         Rule 13a-14(a) Certifications  __________________________________
32         Section 1350 Certifications    __________________________________


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

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                                December 31, 2010


                                      INDEX




Consolidated Balance Sheets                                            F-1

Consolidated Statements of Operations                                  F-2

Consolidated Statements of Cash Flows                                  F-3

Consolidated Statements of Stockholders' Equity (Deficit)              F-4

Notes to the Consolidated Financial Statements                        F-14

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders of
BioCurex, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of BioCurex, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (placeplaceUnited States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCurex, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16 to the consolidated financial statements, the 2009 consolidated financial statements have been restated to correct a misstatement.

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


CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2011

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                   December 31,    December 31,
ASSETS                                                 2010            2009
                                                        $               $
                                                                  (Restated -
                                                                     Note 16)

Current Assets

    Cash                                            1,770,194        126,605
    Prepaid expenses                                    4,623          8,380
                                                  -----------      ---------
Total Current Assets                                1,774,817        134,985

Debt issue costs (Notes 4 (b) and 6 (b))               48,851        143,927
Deferred financing costs                                    -        689,862
Patents (Note 3)                                      498,500        471,464
                                                  -----------      ---------
Total Assets                                        2,322,168      1,440,238
                                                  -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                   90,022        555,460
    Derivative liability (Note 12)                    145,159      1,019,503
    Accrued liabilities                               359,322        462,159
    Loans payable (Note 4 (a) and (c))                 32,550        280,189
    Due to related parties (Note 5)                   434,718        594,107
    Convertible note payable to a
      related party (Note 6 (a))                       33,885         33,885
                                                  -----------      ---------
                                                    1,095,656      2,945,303

Loans payable (Note 4 (b))                             81,301         62,707
Convertible debt (Note 6 (b))                         437,735      1,198,999
                                                  -----------      ---------
                                                    1,614,692      4,207,009

Commitments and Contingencies (Notes 1 and 13)

Stockholders' Equity (Deficit)
  Common stock
    Authorized: 450,000,000 shares, par value $0.001
      Issued and outstanding: 168,188,974 (December
      31, 2009 - 73,062,205)                          168,189        73,061
    Additional paid-in capital                     24,474,411     17,845,563
    Accumulated deficit                              (114,175)      (114,175)
    Deficit accumulated during the development
      stage                                       (23,820,949)   (20,571,220)
                                                  -----------      ---------
Stockholders' Equity (Deficit)                        707,476     (2,766,771)
                                                  -----------      ---------
Total Liabilities and Stockholders'
   Equity (Deficit)                                 2,322,168      1,440,238
                                                  -----------      ---------

The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)




                                                                                 Accumulated
                                                                                 During the
                                                                               Development Stage
                                                           Year Ended           January 1, 2001
                                                          December 31,          to December 31,
                                                       2010          2009            2010
                                                        $             $               $
                                                                 (Restated -      (Restated -
                                                                  note 16)          note 16)
                                                 ------------   ------------    ------------
   Revenue                                                 -             -       1,464,456
                                                 ------------   ------------    ------------
   Operating Expenses
       Amortization of patents                       103,162        50,524         327,702
       General and administrative (Notes 5(a)
         and 8)                                    2,249,000       881,767       8,346,476
       Impairment of patents                               -             -          67,620
       Professional and consulting fees              450,092       352,063       5,599,609
       Research and development (Note 5(a))          534,363       504,996       4,779,196
                                                 ------------   ------------    ------------

    Total Operating Expenses                       3,336,617     1,789,350      19,120,603
                                                 ------------   ------------    ------------
    Loss From Operations                          (3,336,617)   (1,789,350)    (17,656,147)
                                                 ------------   ------------    ------------
    Other Income (Expense)
       Accretion of discounts on debt               (613,841)     (372,978)     (3,927,975)
       Amortization of debt issue costs              (95,076)     (369,581)       (786,307)
       Gain (loss) on derivative                     816,194      (635,250)        101,276
       Gain (loss) on extinguishments of
       convertible debt                                    -       498,003        (374,909)
       Gain (loss) sale of equity investment
          securities                                       -       (20,935)        147,991
       Gain on settlement of accounts payable         44,655        58,282         102,937
       Interest expense                              (65,044)     (872,239)     (1,811,494)
       Interest income                                     -             -         383,679
                                                 ------------   ------------    ------------
    Total Other Expense                               86,888    (1,714,698)     (6,164,802)
                                                 ------------   ------------    ------------
    Net Loss                                      (3,249,729)   (3,504,048)    (23,820,949)
    Other Comprehensive Income
     Unrealized gain on investment securities              -        15,529               -
                                                 ------------   ------------    ------------
    Total Comprehensive Loss                      (3,249,729)   (3,488,519)    (23,820,949)
                                                 ------------   ------------    ------------
    Net Loss Per Share - Basic and Diluted             (0.02)        (0.06)
                                                 ------------   ------------
    Weighted Average Shares Outstanding           159,605,039   56,579,000
                                                 ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)



                                                                                 Accumulated
                                                                                 During the
                                                                               Development Stage
                                                           Year Ended           January 1, 2001
                                                          December 31,          to December 31,
                                                       2010          2009            2010
                                                        $             $               $
                                                                 (Restated -      (Restated -
                                                                  note 16)          note 16)
                                                 ------------   ------------    ------------
Operating Activities:
Net loss                                          (3,249,729)    (3,504,048)    (23,820,949)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Accretion of discounts on debt                  613,841        372,978       3,927,975
     Allowance for uncollectible notes
     receivable                                            -              -          98,129
     Amortization of patents                         103,162         50,524         327,702
     Amortization of debt issue costs                 95,076        369,581         786,307
     Gain on extinguishments of debt                       -       (498,003)        374,909
     Gain on write off accounts payable              (44,655)       (58,282)
     Loss (gain) on sale of investment
     securities                                            -         20,935        (253,065)
     Loss from impairment of patents                       -              -          67,620
     Change in fair value of derivative
     liability                                      (816,194)       635,250        (101,276)
     Stock-based compensation                      1,680,221      1,176,076       7,742,759

Changes in operating assets and liabilities:

     Notes and interest receivable                         -         (8,380)         (6,296)
     Prepaid expenses and other                        3,757        100,000          31,072
     Accounts payable and accrued liabilities       (454,567)       725,518       1,715,416
     (Decrease) in related party                    (159,389)             -         (51,412)
     Deferred revenue                                      -              -        (162,000)
     Subscriptions receivable                              -              -        (100,682)

                                                 ------------   ------------    ------------
Net Cash Used in Operating Activities             (2,228,477)      (617,851)     (9,526,728)
                                                --------------------------------------------

Investing Activities:
     Net proceeds from notes receivable                    -              -           1,171
     Patent costs                                   (130,198)       (75,042)       (689,353)
     Proceeds from sale of investment
     securities                                            -         12,608         451,123
                                                 ------------   ------------    ------------
Net Cash Used in Investing Activities               (130,198)       (62,434)       (237,059)
                                                 ------------   ------------    ------------

Financing Activities:
     Due to related parties                                -        150,861         552,281
     Proceeds from loans payable                      32,549        575,000         607,549
     Repayment on loans payable                     (450,000)             -        (450,000)
     Proceeds from convertible debt                        -              -       3,639,743
     Repayment on convertible debt                (1,186,700)       (36,251)     (2,400,951)
     Deferred financing costs                        (94,851)      (142,136)       (769,487)
     Debt issue costs                                      -        (89,444)        (89,444)
     Proceeds from shares issued of common
     stock                                         6,461,400        315,000       9,962,872
     Proceeds from the exercise of stock
     options and warrants                              1,392          2,070       1,147,916
     Share issuance costs                           (761,526)       (13,835)       (909,049)
                                                 ------------   ------------    ------------

Net Cash Provided by Financing Activities          4,002,264        761,265      11,291,430
                                                 ------------   ------------    ------------

Net Increase in Cash                               1,643,589         80,980       1,527,643

Cash - Beginning of Period                           126,605         45,625         242,551
                                                 ------------   ------------    ------------

Cash - End of Period                               1,770,194        126,605       1,770,194
                                                 ------------   ------------    ------------

Non-cash Investing and Financing Activities:
     Shares issued to settle accounts payable        127,200        164,334       1,109,881
     Units issued as share issuance costs            939,771              -         939,771
     Note payable converted into common shares             -        560,945       1,594,021
                                                 ------------   ------------    ------------

Supplemental Disclosures:
       Interest paid                                  63,700         76,222         705,287
       Income taxes                                        -              -               -
                                                 ------------   ------------    ------------

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

Issuance of common
 stock for Debt
 Settlement:
Jan 2009 - $0.16 -
 $0.24 per share       181,250       181       40,819          -           -          -        -         -           -       41,000
Feb 2009 - $0.08
 per share             (33,333)      (33)      (2,633)         -           -          -        -         -           -       (2,666)
Apr 2009 - $0.09
 per share             250,000       250       22,250          -           -          -        -         -           -       22,500
May 2009 - $0.08
 per share             125,000       125        9,875          -           -          -        -         -           -       10,000
Jul 2009 - $0.075 -
 $0.08 per share       750,000       750       56,750          -           -          -        -         -           -       57,500
Dec 2009 - $0.12
 per share             300,000       300       35,700          -           -          -        -         -           -       36,000
Issuance of common
 stock for Cash:
Jan 2009 - $0.60
 per share             267,000       267       39,783    (40,050)          -          -        -         -           -            -
Jan 2009 - $0.13
 per share             307,892       308       39,692          -           -          -        -         -           -       40,000
Apr 2009 - $0.05
 per share           2,900,000     2,900      142,100          -           -          -        -         -           -      145,000
Aug 2009 - $0.05
 per share           1,000,000     1,000       49,000          -           -          -        -         -           -       50,000
Sep 2009 - $0.05
 per share             400,000       400       19,600          -           -          -        -         -           -       20,000
Sep 2009 - $0.05
 per share             500,000       500       24,500          -           -          -        -         -           -       25,000
Sep 2009 - $0.07
 per share             500,000       500       34,500                      -          -        -         -           -       35,000
Finder fees on
 financing                   -         -      (12,500)         -           -          -        -         -           -      (12,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
Fair Value of
 options granted             -         -      324,650          -           -          -        -         -           -      324,650
Issuance of common
 stock pursuant to
 the exercise of
 stock options and
 warrants             2,070,000     2,070           -          -           -          -        -         -           -        2,070
Fair value of
 warrants granted             -         -      71,389          -           -          -        -         -           -       71,389
Fair value of
 warrants modified            -         -      66,423          -           -          -        -         -           -       66,423
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
Sep 2009 - $0.014
 per share - $0.073
 per share            5,116,818     5,117     555,827          -           -          -        -          -           -     560,944
Issuance of common
stock of Bridge loan  8,214,293     8,214     279,286          -           -          -        -          -           -     287,500
Share issue cost of
 Bridge loan                  -         -      (1,335)         -           -          -        -          -           -      (1,335)
Comprehensive income -
 unrealized gain              -         -           -          -           -          -   15,529          -           -      15,529
Net loss of the year ended
December 31, 2009             -         -           -          -           -          -        -          -  (2,368,072) (2,368,072)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance,  December
 31, 2009            73,062,207     3,061   17,476,322         -           -          -        -   (114,175)(19,435,244) (2,000,036)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------



                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $
Balance,  December
 31, 2009,
 restated           73,062,207      3,061   17,845,563         -            -          -       -  (114,175) (20,571,220) (2,766,771)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for services:
 Feb 2010 - $0.07
  per share            200,000        200       13,800         -            -          -       -         -            -      14,000
 Nov 2010 - $0.05
  per share            800,000        800       43,200         -            -          -       -         -            -      44,000
Issuance of common
 stock for debt
 settlement:
 Feb 2010 - $0.07
  per share          1,157,143      1,157       79,843         -            -          -       -         -            -      81,000
 Jun 2010 - $0.06
  per share            420,000        420       24,780         -            -          -       -         -            -      25,200
 Sep 2010 - $0.06
  per share            350,000        350       20,650         -            -          -       -         -            -      21,000
Issuance of common
 stock for cash:
 Jan 2010 - $0.0714
  per share         90,459,600     90,460    6,370,940         -            -          -       -         -            -   6,461,400
Finder fees &
 Shares issue costs
 on financing                -          -   (1,546,238)        -            -          -       -         -            -  (1,546,238)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
 Feb 2010 - $0.001
  per share            920,000        920            -         -            -          -       -         -            -         920
 Apr 2010 - $0.001
  per share            284,000        284            -         -            -          -       -         -            -         284
 Sep 2010 - $0.001
  per share            188,300        189            -         -            -          -       -         -            -         189
Fair value of options
 granted                     -          -    1,598,845         -            -          -       -         -            -   1,598,845
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
 Warrants exercised
  with cashless        347,727        348         (348)        -            -          -       -         -            -           -
 feature
Fair value of
 warrants modified           -          -       23,376         -            -          -       -         -            -      23,376
Net loss for the
 year ended
 December 31, 2010           -          -             -        -            -          -       -         -   (3,249,729) (3,249,729)
                  ------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 2010          168,188,916    168,189    24,474,411        -            -          -       -  (114,175) (23,820,949)    707,476
                  ------------------------------------------------------------------------------------------------------------------


                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

     BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of placeplaceTexas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. ("Biocurex China"), a wholly-owned subsidiary in China. On December 8, 2009, the Company incorporated OncoPet Diagnostics Inc., a wholly-owned subsidiary under the laws of the State of placeplaceColorado.

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the placeplaceUnited States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at December 31, 2010, the Company has has accumulated losses of $23,820,949 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biocurex China, and OncoPet Diagnostics Inc. The Company's fiscal year-end is December 31.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the placeplaceUnited States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

     Foreign Currency Translation

     The Company's functional and reporting currency is the placeplaceUnited States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to placeplaceUnited States dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

     Revenue Recognition

     The  Company   recognizes  revenue  in  accordance  with  ASC  605  Revenue
     Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company's revenue since the inception of the development stage consisted of license fees related to the licensing of its RECAF(TM) technology.

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

     Fair Value of Financial Instruments

     The Company's financial instruments consist principally of cash, accounts payable, derivative liability, loans payable, convertible notes payable, convertible debt and amounts due to related parties. These financial instruments are valued in accordance with ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. See Note 11.

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

     Comprehensive Income

     ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the year ended December 31, 2009, the Company's only component of other comprehensive income was unrealized holding gains on available-for-sale investment securities.

     Basic and Diluted Net Loss per Share

     The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2010, the Company had approximately 158,843,504 of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

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

3. PATENTS

     Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of December 31, 2010, the Company had received patent approval from five countries and the European patent office. Additions made after December 31, 2010 will have a remaining life of approximately four years. The Company intends to apply for extensions in the near future.

     A schedule of the patents is as follows:


                                                     December 31,   December 31,
                                                         2010          2009
                                                           $             $

     Patents                                            817,451        696,003
     Less:
     Accumulated amortization                          (318,951)      (224,539)
     ---------------------------------------------------------------------------
     Net Carrying Value                                 498,500        471,646
     ---------------------------------------------------------------------------

     Amortization expense totaled $103,162 and $50,524 for the year ended December 31, 2010 and 2009, respectively.

     The estimated future amortization expense is as follows:

                                     $

                  2011            103,162
                  2012            103,162
                  2013            103,162
                  2014            103,162
                  Thereafter       85,852
                               --------------
                                  498,500
                               --------------

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

     In February 2010, the Company repaid principal of $450,000 and interest of $16,890. For the year ended December 31, 2010, the Company recorded $169,811 (2009 - $55,190) of accretion expense related to these promissory notes.

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

     During the year ended of December 31, 2010, the Company paid interest in the amount of $12,466 (2009 - $ 3,493) and recorded $15,130 (2009 - $207)
     as the accretion expense related to these promissory notes. As at December 31, 2010, the carrying value of these notes was $81,301(2009 - $62,707).

     The Company incurred $118,612 in debt issue costs for the promissory notes described above. The debt issue costs are being expensed over the term of the promissory notes.

     During the year ended December 31, 2010, the Company expensed $73,853 (2009
     - $32,722) of the debt issue costs related to promissory note, and at December 31, 2010, the balance of debt issue costs was $6,347 (December 31, 2009 - $80,021).

c) During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (US$32,530) from BioCurex placeplaceChina's Agent. The advance is non interest bearing, unsecured and due on demand.

5. RELATED PARTY TRANSACTIONS AND BALANCES

                                                     December 31,   December 31,
                                                         2009          2009
                                                           $             $

     Due to Pacific BioSciences Research Centre Inc. &
       Company's President (a)                          417,734       526,827
     Due to Company's Chairman (b)                       12,054        62,350
     Due to a former officers (c)                         4,930         4,930
   -----------------------------------------------------------------------------
                                                        434,718       594,107
   -----------------------------------------------------------------------------

a)   The  Company's   research  and  development  is  performed  by  Pacific
     BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the year ended December 31, 2010 and 2009, Pacific performed research and development for the Company valued at $479,778 and $514,225, respectively.

     Pacific also provided administrative services during the year ended December 31, 2010 and 2009, valued at $198,230 and $216,522, respectively. During the year ended December 31, 2010, and 2009, Pacific charged interest of $8,904 and $10,669, respectively, calculated at the bank prime rate on the monthly balance owed. As at December 31, 2010 and 2009, the amount due to Pacific of $405,688 and $479,129, respectively, is unsecured and due on demand.

     On September 15, 2009, the Company has an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During year ended December 31, 2010, the Company incurred $250,000 (2009 - $44,049) for the management services of which $12,054 remains unpaid as of December 31, 2010 (2009 - $36,049).

b) On September 15, 2009, the Company has an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the year ended December 31, 2010, the Company incurred $140,333 (2009 - $29,167) for management services. As at December 31, 2010, the Company is indebted to the Company's Chairman for $12,054 of December management fees and miscellaneous expense (2009 - $33,183).

c) The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.


6.    CONVERTIBLE NOTES AND DEBT

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

     As of December 31, 2010, one $33,885 (2009 - $33,885) convertible note remained outstanding which is payable to a related party.

b) Convertible Notes (the "Notes") bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

       i. shares or options issued to employees of Biocurex for services rendered pursuant to any stock or option plan adopted by the Directors of Biocurex, not to exceed 500,000 shares or options in any year;

      ii. options issued to officers or directors of Biocurex, provided that the number of options issued during any twelve-month period may not exceed 500,000;

     iii. shares or options issued at fair market value for services rendered to independent consultants, limited to 500,000 shares or options in any year;

      iv. restricted equity securities sold for cash, provided that no more than 500,000 restricted equity securities can be sold in any year, the restricted equity securities cannot be registered for public sale, and the restricted equity securities, and the exercise price of any warrants, cannot be less than 75% of the market price of Biocurex's common stock;

       v. shares issued to any note holder in payment of principal or interest;

      vi. shares sold to any note holder;

     vii. securities issued upon the conversion of the Notes or the exercise of the Warrants;

    viii. securities issued upon the conversion of notes or the exercise of options or warrants issued and outstanding on June 25, 2007, provided that the securities have not been amended to increase the number of such securities or to decrease the exercise, exchange or conversion price of the securities.

     Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 16 below). This fair value of the derivative liability at issuance of $732,588 was discounted from the note payable.

     During the year ended December 31, 2010, the Company modified the conversion price on outstanding convertible debt with a principal amount of $563,300 from $0.14 to $0.13, in accordance with the contingent adjustment provisions contained in the modified convertible loan agreement.

     The following table summarizes the changes in the Notes during the years ended December 31, 2010 and 2009:

                                                                        Carrying
                                                 Principal  Discount     Value
                                                     $          $          $
                                                --------------------------------

        Balance, December 31, 2008               1,955,000 (129,642)
        Penalty of default                         231,250        -     231,250
        Principal repayments                       (36,250)       -     (36,250)
        Modification of principal                        - (608,168)   (608,168)
        Conversion of debt                        (400,000)       -    (400,000)
        Accretion of discount on convertible
          debt                                           -  186,809     186,809
                                                --------------------------------
        Balance, December 31, 2009               1,750,000 (551,001)  1,198,999
        Accretion of discount on convertible
          debt                                           -  425,436     425,436
        Principal repayments                    (1,186,700)       -  (1,186,700)
                                                --------------------------------
        Balance, December 31, 2010                 563,300 (125,565)    437,735
                                                ================================


     During the year ended December 31, 2010, the Company expensed $21,223 (2009
     - $10,640) of the debt issue costs related to these convertible notes. The balance of debt issue costs at December 31, 2010 is $42,504 (December 31, 2009 - $63,727).

7. COMMON STOCK

     For the year ended December 31, 2010:

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

b) In February 2010, the Company issued 800,000 shares of common stock to a vendor to settle account payable of $56,000.

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

f) In February 2010, the Company issued 357,143 shares of common stock to a vendor to settle account payable of $25,000.

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

k) In November 2010, the Company issued 800,000 shares of common stock to an investor relations company for their consulting services at a fair value of $44,000.

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

bb) In September 2009, the Company issued 2,000,000 shares of common stock at a fair value of $70,000 to a legal firm for legal services.

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

nn) In December 2009, the President of the Company returned 3,648,947 shares of common stock to for his stock options exercised in September 2009 and total of $3,649 was charged back to related party's account.

8. STOCK-BASED COMPENSATION

     Stock Bonus Plan

     Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 10,500,000 shares to 20,000,000 shares with 9,979,132 common shares available for future issuance as of December 31, 2010.

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

     On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of December 31, 2010.

     During the year ended December 31, 2010, there were no stock options granted pursuant to this plan. During the year ended December 31, 2009 the Company granted 2,263,157 stock options from this plan at a fair value of $212,822 to two directors at a below market exercise price of $0.001 per share.

     Management stock options

     During the year ended December 31, 2010, the Company granted 28,500,000 stock options with a grant date value of $1,994,903 to five directors and one officer at an exercise price of $0.0714 per share. The Stock options expire on December 31, 2020. These options were revalued at December 31, 2010 to be $1,994,346. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company's board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company's Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

     The fair value for stock options granted was estimated at the date of grant and revalued on December 31, 2010 using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2010 and 2009 was $0.07 and $0.09 per share, respectively.

     The weighted average assumptions used are as follows:

                                                     Year Ended December 31
                                                      2010           2009
                                                      ----           ----

     Expected dividend yield                            0%              0%
     Risk-free interest rate                         3.28%           1.50%
     Expected volatility                              239%            123%
     Expected option life (in years)                  8.93           2.78

     A summary of the changes in the Company's stock options is presented below:



                                                          Weighted
                                                Weighted   Average
                                                Average   Remaining   Aggregate
                                                Exercise Contractual  Intrinsic
                                   Number of     Price       Life        Value
                                     Shares        $       (Years)         $
     ---------------------------------------------------------------------------
     Outstanding, December 31,
      2008                         3,890,000     0.001       2.99       774,110

       Granted                     3,717,057     0.001
       Exercised                  (1,620,000)    0.001
     ---------------------------------------------------------------------------
     Outstanding, December 31,
      2009                         5,987,057     0.001       1.65       652,589

       Granted                    28,500,000    0.0714
       Exercised                  (1,392,300)    0.001
     ---------------------------------------------------------------------------
     Outstanding, December 31,
      2010                        33,094,757     0.062       7.98       294,064
     ---------------------------------------------------------------------------
     Exercisable, December 31,
      2010                        14,094,757     0.048       6.54       310,085
     ---------------------------------------------------------------------------

     As at December 31, 2010, there was $384,251 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized over a weighted-average period of two years. The total compensation cost of shares vested during the year ended December 31, 2010 and 2009 were $1,610,095 and $324,650, respectively.

     A summary of the status of the Company's non-vested options as of December 31, 2010, and changes during the year end of December 31, 2010, is presented below:


                                              Number of     Weighted Average
     Non-vested                                Options       Exercise Price
     -----------                               -------       --------------


     Non-vested at December 31, 2009           1,453,900        0.0010
     Granted                                  28,500,000        0.0714
     Vested                                  (10,953,900)       0.0621
     --------------------------------------------------------------------------
     Non-vested at December 31, 2010          19,000,000        0.0714
     ==========================================================================

9. SHARE PURCHASE WARRANTS

     A summary of the changes in the Company's share purchase warrants is presented below:


                                                           Weighted Average
                                       Number of shares     Exercise Price
                                       ----------------     --------------
      Balance, December 31, 2008          11,774,962             0.35

         Issued                            7,812,422             0.10
         Exercised                          (450,000)           0.001
         Expired                          (2,184,573)            0.77
      -------------------------------------------------------------------------
      Balance, December 31, 2009          16,952,811             0.14

      Issued                              90,459,600            0.107
      Exercised                           (1,275,000)            0.08(1)
      Expired                             (1,945,277)            0.19
      -------------------------------------------------------------------------
      Balance, December 31, 2010                                0.134
      -------------------------------------------------------------------------

      (1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

     In January 2010, the Company modified the exercise price of 3,500,000 shares purchase warrants issued with the convertible debt described in Note 6 (b) from $0.25 to $0.135, in accordance with the adjustment provisions contained in the warrant agreement. In accordance with ASC 718, modifications to the terms of an award (i.e. a warrant) are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the year ended December 31, 2010, the Company recognized an incremental compensation cost of $23,376 for these modified share purchase warrants.

      As at December 31, 2010, the following share purchase warrants were outstanding:

              Warrants          Exercise Price        Expiration Date
              --------          --------------        ---------------
               233,092             $0.06                 7-Jul-2011
               252,278             $0.05                31-Dec 2011(1)
               307,692             $0.17                 2-Feb-2011
               343,833             $0.20                 7-Jul-2011
               400,000             $0.11                18-Aug-2011
               500,000             $0.11                17-Aug-2011
               500,000             $0.11                 3-Sep-2011
               590,909             $0.12                19-Jul-2011
               900,000             $0.11                 5-Apr-2011
             1,000,000             $0.11                15-Jun-2011
             1,000,000             $0.25                30-Apr-2012
             2,000,000             $0.11                 1-Apr-2012
             2,204,730             $0.08                26-Aug-2014
             3,500,000             $0.14                27-Jun-2012
            90,459,600             $0.11                19-Jan-2015(2)
           -----------
           104,192,134
           -----------

      (1) The warrants can be exercised by paying in cash or on a cashless basis. (see note 7).

       (2)The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days' notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10. UNIT PURCHASE WARRANTS

     On January 28, 2010, the Company issued a warrant in conjunction with the Underwriting Agreement described in Note 7(a). The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company's common stock at an exercise price of $0.107 per share. As at December 31, 2010, the 120,000 unit purchase warrants were outstanding.


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

     Assets measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2010 as follows:

                                      Fair Value Measurements Using
                               Quoted
                              Prices in
                               Active     Significant
                             Markets For     Other    Significant
                              Identical    Observable Unobservable Balance as of
                             Instruments     Inputs     Inputs     December 31,
                              (Level 1)    (Level 2)   (Level 3)      2010
                             -------------------------------------------------
   Assets:
   Cash equivalents          $  1,770,194  $       -   $     -    $  1,770,194
   -----------------------------------------------------------------------------
   Total assets measured at  $  1,770,194  $       -   $     -    $  1,770,194
    fair value
   -----------------------------------------------------------------------------
   Liabilities:

   Derivative liabilities    $         -   $ 145,159   $     -    $   145,159
   -----------------------------------------------------------------------------
   Total liabilities
    measured at fair value   $         -   $ 145,159   $     -    $   145,159
   -----------------------------------------------------------------------------

12.  DERIVATIVE LIABILITIES

     The embedded conversion option in the Company's note described in Note 6(b) contains a reset provision that can cause an adjustment to the conversion price if the Company issues certain equity instruments at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

     The following table summarizes the change in derivative liabilities for the year ended December 31, 2010 and 2009:

                                                                      $
     Derivative Liabilities at December 31, 2008                         -
     Addition of new derivative liabilities                        753,494
     Conversion of derivative liabilities                         (369,241)
     Change in fair value of derivative liabilities                635,250
     ---------------------------------------------------------------------------
     Derivative Liabilities at December 31, 2009                 1,019,503
     Settlement of derivative liabilities                          (58,150)
     Change in fair value of derivative liabilities               (816,194)
     ---------------------------------------------------------------------------
     Derivative Liabilities at December 31, 2010                   145,159
     ---------------------------------------------------------------------------


     The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 182% - 228%; risk-free interest rates ranging from 0.42% - 1.98% and expected terms based on the contractual term.

13.     COMMITMENTS AND CONTINGENCIES

a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of December 31, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2010, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c) During the year ended December 31, 2010, BioCurex placeplaceChina entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of $78,200 RMB (approximately $11,885 USD) at December 31, 2010 to paid annually.

14. INCOME TAXES

     The Company has adopted the provisions of ASC 740, "Accounting for Income Taxes". Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

     The Company has incurred operating losses of approximately $14,435,298 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

            Year                            Net     Expiration
          Incurred                         Loss       Date
          --------                         ----       ----

          2000                          $    24,052   2020
          2001                              793,976   2021
          2002                              231,928   2022
          2003                            1,120,379   2023
          2004                            1,400,412   2024
          2005                            1,645,391   2025
          2006                            1,888,080   2026
          2007                            2,327,750   2027
          2008                            1,050,348   2028
          2009                            2,221,456   2029
          2010                            1,731,526   2030
                                        -----------
                                        $14,435,298
                                        -----------



     The Company is subject to placeplaceUnited States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the placeplaceUnited States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                  Year Ended      Year Ended
                                                 December 31,    December 31,
                                                     2010            2009
                                                      $                $

     Income tax recovery at statutory rate          1,137,405        1,226,417

     Accretion of discount on debt                   (214,844)        (130,542)
     Derivative gain/loss                             285,668         (222,338)
     Loss on convertible debt modification                  -          174,301
     Stock based compensation                        (567,778)        (144,400)
     Financing costs                                  (33,277)        (129,353)
     Other                                             15,630            6,400
     Expiry of losses                                 (31,483)               -
     Valuation allowance change                      (591,321)        (780,485)
     --------------------------------------------------------------------------
     Provision for income taxes                             -              -
     --------------------------------------------------------------------------

     The significant components of deferred income tax assets and liabilities as at December 31, 2010 and 2009 are as follows:

                                                  December 31,     December 31,
                                                      2010             2009
                                                        $                $
                                                  ------------------------------

     Net operating loss carryforward                 5,052,354        4,477,802
     Intangible assets                                  52,012           35,243
     Valuation allowance                            (5,104,366)      (4,513,045)
     ---------------------------------------------------------------------------
     Net deferred income tax asset                           -              -
     ---------------------------------------------------------------------------

15.   SUBSEQUENT EVENTS

a) In January 2011, the Company issued 500,000 shares of common stock to a vendor to settle accounts payable of $35,000.

b) In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company agreed to issue 500,000 restricted common shares on the agreement date and issue up to 4,500,000 restricted shares which will be held in custody by the Company subject to certain performance conditions. The Company has the option to issue cash rather than shares based on a formula specified in the agreement.

16.   RESTATEMENT


     The Company has restated the December 31, 2009 financial statements due to an error in the accounting for the conversion feature embedded in the convertible note described in Note 6(b). The Company entered into a loan modification agreement, dated as of August 31, 2009, with the debt holders. The present value of the cash flows under the terms of the July 1, 2009 debt instrument was greater than 10% different from the November 26, 2008 debt instrument. As a result, in accordance with ASC 470-50 Debt - Modifications and Extinguishments, the Company deemed the terms of the amendment to be substantially different and treated the November 26, 2008 convertible notes extinguished and exchanged for new convertible notes. The fair value of the July 1, 2009 Notes was recorded at July 1, 2009. In accordance with ASC 470-20, the Company determined there was no intrinsic value to the conversion feature and thus no beneficial conversion feature and the Company recorded a discount equal to the difference of the face value of the new note and the present value of the revised cash flows. After further review, the Company has determined that the conversion feature should have been classified as derivative liability. The Company has recorded the fair value of the derivative liability on the date of issuance and the change in fair value of the derivative liability for each subsequent balance sheet date.

    The following tables reflect the adjustment and restated amounts:


                                December 31, 2009
                                  As Previously                December 31, 2009
                                     Reported     Adjustment      As Restated
                                        $             $                 $
                                ----------------- ----------   ----------------
   Consolidated Balance Sheets

   Current Liabilities
     Derivative liabilities             39,966     732,588  (a)
                                                   616,190  (b)
                                                  (369,241) (d)      1,019,503
   Long Term Liabilities
     Convertible debt                1,411,801      48,251  (c)
                                                  (261,053) (e)      1,198,999


   Stockholders' Equity

     Additional Paid-in Capital     17,476,322     369,241  (d)     17,845,563

     Retained Earnings            (19,435,244)  (1,135,976)        (20,571,220)




                                   Period from
                                  January 1, 2001                  Period from
                                     (Date of                    January 1, 2001
                                  Inception) to                     (Date of
                                   December 31,                  Inception) to
                                       2009                       December 31,
                                  As Previously                       2009
                                     Reported     Adjustment      As Restated
                                        $             $                  $
   Consolidated Statements of
   Operations and Other
   Comprehensive Loss

     Accretion of discounts on
     debt                          (3,265,883)    (48,251)   (c)   (3,314,134)
     Loss on derivative                           616,190)
     financial instruments            (98,728)   (471,535)   (b)     (714,918)
     Gain (loss) on
     extinguishments of
     convertible debt                   96,626   (471,535)   (e)     (374,909)


     Net Loss                     (19,435,244)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)  (20,571,220)

     Total Comprehensive Loss     (19,435,244)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)  (20,571,220)

                                    Year Ended
                                   December 31,
                                       2009                       Year Ended
                                  As Previously                December 31, 2009
                                     Reported     Adjustment      As Restated
                                        $             $                $
   Consolidated Statements of
   Operations and Other
   Comprehensive Loss

     Accretion of discounts on
      debt                           (324,727)    (48,251)   (c)     (372,978)
     Loss on derivative                           616,190)
      financial instruments           (19,060)   (471,535)   (b)     (635,250)
     Gain (loss) on
      extinguishments of
      convertible debt                969,538    (471,535)   (e)       498,003

     Net Loss                      (2,368,072)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)   (3,504,048)


     Total Comprehensive Loss      (2,352,543)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)   (3,488,519)



     (a) To record fair value of derivative liabilities upon issuance of convertible notes.

     (b) To record change in fair value of the derivative liabilities.

     (c) To adjust the discount and accretion on the convertible note.

     (d) To record conversion of derivative liability upon conversion of debt.

     (e) To  revise   accounting  for  modification  of  convertible  debt  for
         derivative included in modified convertible debt.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2011.

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

Signature                       Title                      Date
---------                       -----                      ----
/s/ Ricardo Moro
----------------------          Principal Executive        March 31, 2011
Dr. Ricardo Moro                Officer and a Director


/s/ Gladys Chan
----------------------          Principal Financial        March 31, 2011
Gladys Chan                     and Accounting Officer


/s/ Antonia Bold-de-Haughton
----------------------------    Director                   March 31, 2011
Antonia Bold-de-Haughton


/s/ Denis Burger
----------------------          Director                   March 31, 2011
Denis Burger


/s/ Phil Gold
----------------------          Director                   March 31, 2011
Dr. Phil Gold


/s/ Jim Walsh
----------------------          Director                   March 31, 2011
Jim Walsh

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS