Form 10-K/A
period 2010-12-31
BIOCUREX INC
filed 2011-04-01
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
 (Mark One)

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

/s/ Manning Elliot LLP

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

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

     BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. ("Biocurex China"), a wholly-owned subsidiary in China. On December 8, 2009, the Company incorporated OncoPet Diagnostics Inc., a wholly-owned subsidiary under the laws of the State of Colorado.

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

c) During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (US$32,530) from BioCurex China's Agent.
     The advance is non interest bearing, unsecured and due on demand.

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

c) During the year ended December 31, 2010, BioCurex China entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of $78,200 RMB (approximately $11,885 USD) at December 31, 2010 to paid annually.

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