Form 10-Q
period 2011-03-31
BIOCUREX INC
filed 2011-05-16
CIK 1092562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the transition period from _____ to _______

                        Commission File Number: 000-26947

                                 BIOCUREX, INC.
                        --------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                        Texas                         75-2742601
          -------------------------------        -------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)


                           7080 River Road, Suite 215
                       Richmond, British Columbia V6X 1X5
                    ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (866) 884-8669

                                       N/A
        ----------------------------------------------------------------
            Former name, former address, and former fiscal year, if
                           changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 171,627,131 shares outstanding as of May 10, 2011.

)

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                                 March 31, 2011


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

Consolidated Statements of Operations                                      F-2

Consolidated Statements of Cash Flows                                      F-3

Notes to the Consolidated Financial Statements                             F-4

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)


                                                  March 31,      December 31,
ASSETS                                               2011            2010
                                                      $                $
                                                 (unaudited)
Current Assets

    Cash                                           1,351,987       1,770,194
    Prepaid expenses and other                             -           4,623
                                               ------------------------------
Total Current Assets                               1,351,987       1,774,817

Debt issue costs (Note 4 (a) and 6 (b))               42,867          48,851
Patents (Note 3)                                     490,688         498,500
                                               ------------------------------
Total Assets                                       1,885,542       2,322,168
                                               ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                 121,805          90,022
    Derivative liability (Note 12)                    89,443         145,159
    Accrued liabilities                              374,283         359,322
    Loans payable (Note 4 (b))                        31,681          32,550
    Due to related parties (Note 5)                  446,893         434,718
    Convertible notes payable (Note 6 (a))            33,885          33,885
                                               ------------------------------
                                                   1,097,990       1,095,656
Loans payable (Note 4 (a))                            85,537          81,301
Convertible debt (Note 6 (b))                        451,543         437,735
                                               ------------------------------
                                                   1,635,070       1,614,692

Commitments and Contingencies (Notes 1 and 13)
Subsequent Events (Note 14)

Stockholders' Equity
    Common stock
       Authorized: 450,000,000 shares, par
        value $0.001
       Issued and outstanding: 169,188,974
        (December 31, 2010 - 168,188,974)            169,189         168,189
    Additional paid-in capital                    24,546,469      24,474,411
    Commitment to purchase shares                      2,288               -
    Accumulated deficit                             (114,175)       (114,175)
    Deficit accumulated during the development
     stage                                       (24,353,299)    (23,820,949)
                                               ------------------------------
Stockholders' Equity                                 250,472         707,476
                                               ------------------------------
Total Liabilities and Stockholders' Equity         1,885,542       2,322,168
                                               ------------------------------

        The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)



                                                                        Accumulated
                                                                         During the
                                                                     Development Stage
                                             Three months Ended       January 1, 2001
                                                  March 31,             to March 31,
                                             2011          2010             2011
                                               $             $                $

Revenue                                            -             -        1,464,456
                                         -----------------------------------------------
Operating Expenses
   Amortization of patents (Note 3)           26,512        10,691          354,214
   General and administrative (Note
    5(a) & 8)                                172,908       944,505        8,519,386
   Impairment of patents                           -             -           67,620
   Professional and consulting fees          159,668       101,569        5,759,277
   Research and development (Note 5(a))      190,210       116,253        4,969,404
                                         -----------------------------------------------
Total Operating Expenses                     549,298     1,173,018
                                         -----------------------------------------------
Loss From Operations                        (549,298)   (1,173,018)     (18,205,445)
                                         -----------------------------------------------
Other Income (Expense)
   Accretion of discounts on debt            (18,044)     (414,172)      (3,946,019)
   Amortization of debt issue costs           (5,984)      (76,793)        (792,291)
   Gain (loss) on derivative                  54,996       (13,496)         156,272
   Gain on sale of equity investment
    securities                                     -             -          147,991
   Gain on settlement of accounts
    payable                                        -        44,655          102,937
   Loss on extinguishments of
    convertible debt                               -             -         (374,909)
   Interest expense                          (14,020)      (21,958)      (1,825,514)
   Interest income                                 -             -          383,679
                                         -----------------------------------------------
Total Other Income (Expense)                  16,948      (481,764)      (6,147,854)
                                         -----------------------------------------------
Net Loss and Comprehensive loss for the
 Period                                     (532,350)   (1,654,782)     (24,353,299)
                                         -----------------------------------------------
Net Loss Per Share - Basic and Diluted         (0.00)        (0.01)
                                         --------------------------
Weighted Average Shares Outstanding      168,645,000   136,775,000
                                         --------------------------

 The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                         Accumulated
                                                                            During
                                                                       The Development
                                                 Three months Ended         Stage
                                                     March 31,         January 1, 2001
                                                                         to March 31,
                                                  2011        2010           2011
                                              ------------------------------------------
                                                   $            $             $
Operating Activities:

Net loss for the period                         (532,350)  (1,654,782)    (24,353,299)

Adjustments to reconcile net loss to net cash

used in operating activities:

   Accretion of discounts on debt                 18,044      414,172       3,946,019
   Allowance for uncollectible notes
    receivable                                         -            -          98,129
   Amortization of patents                        26,512       10,691         354,214
   Amortization of debt issue costs                    -       76,793         786,307
   Debt issue costs                                5,984            -         (83,460)
   Gain (loss) on derivative liability           (54,996)      13,496        (156,272)
   Gain on extinguishments of debt                     -            -         374,909
   Gain on write off accounts payable                  -      (44,655)       (102,937)
   Gain on sale of investment securities               -            -        (253,065)
   Loss from impairment of patents                     -            -          67,620
   Stock-based compensation                       73,058      802,901       7,815,817
   Unrealized foreign exchange gain                 (869)           -            (869)
Changes in operating assets and liabilities:
   Notes and interest receivable                       -            -          (6,296)
   Prepaid expenses and other                      4,623      (20,936)         35,695
   Accounts payable & accrued liabilities         46,024     (409,677)      1,761,440
   Increase (Decrease) in related party           12,175     (149,522)        (39,237)
   Deferred revenue                                    -            -        (162,000)
   Subscriptions receivable                            -            -        (100,682)
                                              ------------------------------------------
Net Cash Used in Operating Activities           (401,795)    (961,519)    (10,017,967)
                                              ------------------------------------------
Investing Activities:

   Net  proceeds from notes receivable                 -            -           1,171
   Patent costs                                  (18,700)     (15,889)       (708,053)
   Proceeds from sale of investment
    securities                                         -            -         451,123
                                              ------------------------------------------
Net Cash Used in Investing Activities            (18,700)     (15,889)       (255,759)
                                              ------------------------------------------
Financing Activities:

   Due to related parties                              -            -         552,281
   Proceeds from loans payable                         -            -         607,549
   Repayment on loans payable                          -     (450,000)       (450,000)
   Proceeds from convertible debt                      -            -       3,639,743
   Repayment on convertible debt                       -   (1,186,700)     (2,400,951)
   Deferred financing costs                            -      (94,850)       (769,487)
   Proceeds from shares issued of common
    stock                                              -    6,461,400       9,962,872
   Proceeds from the exercise of stock
    options and warrants                           2,288        1,204       1,150,204
   Share issuance costs                                -     (761,526)       (909,049)
                                              ------------------------------------------

Net Cash Provided by Financing Activities          2,288    3,969,528      11,383,162
                                              ------------------------------------------

Net (Decrease) Increase in Cash                 (418,207)   2,992,120       1,109,436
Cash - Beginning of period                     1,770,194      126,605         242,551
                                              ------------------------------------------
Cash - End of period                           1,351,987    3,118,725       1,351,987
                                              ------------------------------------------
Non-cash Investing and Financing Activities:
   Share issued to settle debt and services       70,000       81,000       1,179,881
   Units issued as share issuance costs                -      939,771         939,771
   Note payable converted into common shares           -            -       1,594,021
                                              ------------------------------------------
Supplemental Disclosures:
     Interest paid                                13,602       21,880         718,889
     Income taxes                                      -            -               -
                                              ------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
               FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
                                   (Unaudited)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

   BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of StateplaceTexas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex country-regionChina Co., Ltd. ("Biocurex country-regionChina"), a wholly-owned subsidiary in country-regionplaceChina. On December 8, 2009, the Company incorporated OncoPet Diagnostics Inc., a wholly-owned subsidiary under the laws of the State of StateplaceColorado.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at March 31, 2011, the Company has accumulated losses of $24,353,299 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the country-regionplaceUnited States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BioCurex country-regionplaceChina and OncoPet Diagnostics Inc. The Company's fiscal year-end is December 31.

   Interim Financial Statements

   The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K/A filed on April 1, 2011 with the SEC.

   In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2011, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to valuation of patent costs, stock-based compensation, financial instrument valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

   Foreign Currency Translation

   The Company's functional and reporting currency is the country-regionplaceUnited States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to country-regionplaceUnited States dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Chinese Renminbi.

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

   Basic and Diluted Net Loss per Share

   The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2011, the Company had approximately 156,247,655 of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

   Comprehensive Loss

   ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the three months ended March 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

   Patents

   Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

   Reclassifications

   Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

   Recent Accounting Pronouncements

   In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance requires expanded disclosures only, and did not have a material impact on the Company's financial statements.

   The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. PATENTS

   Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called "RECAF." The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of March 31, 2011, the Company had received patent approval from five countries and the European patent office. Additions made after March 31, 2011 will have a remaining life of approximately four years. The Company intends to apply for extensions in the near future.

   A schedule of the patents is as follows:


                                                       March 31,    December 31,
                                                         2011          2010
                                                           $            $
   Patents                                              836,151      817,451
   Less:
   Accumulated amortization                            (345,463)    (318,951)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   490,688      498,500
   ----------------------------------------------------------------------------

   Amortization expense totaled $26,512 and $10,691 for the three months ended March 31, 2011 and 2010, respectively.

   The estimated future amortization expense is as follows:

                                     $

                  2011             79,536
                  2012            106,047
                  2013            106,047
                  2014            106,047
                  Thereafter       93,011
                               --------------
                                  490,688
                               --------------

4.    LOANS PAYABLE

a) On September 21, 2009, the Company completed a private placement in which it sold three promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

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

      During the three months ended of March 31, 2011, the Company paid interest in the amount of $3,082 (2010 - $ 3,082) and recorded $4,236 (2010 -
      $6,912) as the accretion expense related to these promissory notes. As at March 31, 2011, the carrying value of these notes was $85,537 (December 2010 - $81,301).

      The Company incurred $9,391 in debt issue costs for the promissory notes described above. The debt issue costs are being expensed over the term of the promissory notes.

      During three months ended March 31, 2011, the Company expensed $751 (2010
      - $751) of the debt issue costs related to promissory notes, and at March 31, 2011, the balance of debt issue costs was $5,596 (December 2010 - $6,347).

   b) During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (March 31, 2011- US$31,681; December 31, 2010 -
      US$32,550) from BioCurex placecountry-regionChina's Agent. The advance is non interest bearing, unsecured and due on demand. The balance remains unchanged at March 31, 2011



5. RELATED PARTY TRANSACTIONS AND BALANCES



                                                       March 31,    December 31,
                                                         2011          2010
                                                           $            $

   Due to Pacific BioSciences Research Centre Inc.
    and Company's President (a)                        429,909       417,734
   Due to Company's Chairman (b)                        12,054        12,054
   Due to a former officer (c)                           4,930         4,930
   -----------------------------------------------------------------------------
                                                       446,893       434,718
   -----------------------------------------------------------------------------

a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the three months ended March 31, 2011 and 2010, Pacific performed research and development for the Company valued at $165,949 and $96,332, respectively.

      Pacific also provided administrative services during the three months ended March 31, 2011 and 2010, valued at $49,720 and $53,457, respectively. During the three months ended March 31, 2011, and 2010, Pacific charged interest of $2,031 and $2,345, respectively, calculated at the bank prime rate on the monthly balance owed. As at March 31, 2011 and December 31, 2010, the amount due to Pacific was $422,337 and $405,688, respectively, and is unsecured and due on demand.

      On September 15, 2009, the Company entered into an agreement with the Company's President to provide management services for a fee of $250,000 per annum. During three months ended March 31, 2011, the Company incurred $62,500 (2010 - $62,500) for the management services of which $7,572 remains unpaid as of March 31, 2011 (December 31, 2010 - $12,046).

b) On September 15, 2009, the Company entered into an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the three months ended March 31, 2011, the Company incurred $36,000 (2010 - $32,333) for management services. As at March 31, 2011, the Company is indebted to the Company's Chairman for $12,054 of March management fees and miscellaneous expense (December 31, 2010- $12,054).

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

      As of March 31, 2011, one $33,885 (2010 - $33,885) convertible note remained outstanding which is payable to a related party.

b) In August 2009, the Company sold Convertible Notes (the "Notes") in the principal amount of $2,150,000. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

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

        Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12)

        The following table summarizes the changes in the Notes during the three months ended March 31, 2011:



                                                                       Carrying
                                                Principal   Discount    Value

                                                    $          $          $
                                                --------------------------------
        Balance, December 31, 2010                563,300   (125,565)   437,735
        Accretion of discount on convertible
         debt                                           -     13,808     13,808
                                                --------------------------------
        Balance, March 31, 2011                   563,300   (111,757)   451,543
                                                --------------------------------

        During the three months ended March 31, 2011, the Company expensed $5,233 (2010 - $5,233) of the debt issue costs related to these convertible notes. The balance of debt issue costs at March 31, 2011 is $37,271 (December 31, 2010 - $42,504).

7. COMMON STOCK


    For the three months ended March 31, 2011:

     a) In January 2011, the Company issued 500,000 shares of common stock to a vendor to settle accounts payable of $35,000.

     b) In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company issued 500,000 restricted common shares with a fair value of $35,000.

8.    STOCK-BASED COMPENSATION

   Stock Bonus Plan

   Under the Company's Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 10,500,000 shares to 20,000,000 shares with 9,479,132 common shares available for future issuance as of March 31, 2011.

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

   On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of March 31, 2011.

   Management stock options

   During the year ended December 31, 2010, the Company granted 28,500,000 stock options with a grant date value of $1,613,263 to five directors and one officer at an exercise price of $0.0714 per share. The stock options expire on December 31, 2020. These options were revalued at March 31, 2011 to be $1,804,427. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company's board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company's Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

   The fair value for stock options granted was estimated at the date of grant and revalued on March 31, 2011 using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $0.06 and $0.07 per share, respectively.

   The weighted average assumptions used are as follows:
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2011                2010
                                                     ----                ----
   Expected dividend yield                             0%                  0%
   Risk-free interest rate                          3.42%                3.7%
   Expected volatility                               243%                255%
   Expected option life (in years)                  8.93                  10

   A summary of the changes in the Company's stock options is presented below:




                                                Weighted    Weighted
                                                 Average     Average   Aggregate
                                                Exercise    Remaining  Intrinsic
                                     Number of    Price    Contractual   Value
                                      Shares        $     Life (Years)     $
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2010  33,094,757      0.062        7.98    294,064
   Exercised                       (2,288,157)     0.001
   -----------------------------------------------------------------------------
   Outstanding, March 31, 2011     30,806,600      0.066        8.31    113,023
   -----------------------------------------------------------------------------
   Exercisable, March 31, 2011     21,306,600      0.064        8.09    113,023
   -----------------------------------------------------------------------------

   As at March 31, 2011, there was $191,165 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized within a year. The total compensation cost of shares vested during the three months ended March 31, 2011 and 2010 were $3,057 and $765,525, respectively, which has been included in general and administration expense in the statement of operations.

   A summary of the status of the Company's non-vested options as of March 31, 2011, and changes during the three months end of March 31, 2011, is presented below:



                                            Number of        Weighted Average
   Non-vested                                Options          Exercise Price
   -----------                               -------          --------------

   Non-vested at December 31, 2010          19,000,000            0.0714
   Vested                                   (9,500,000)           0.0714
   ---------------------------------------------------------------------------
   Non-vested at March 31, 2011              9,500,000            0.0714
   ===========================================================================


9. SHARE PURCHASE WARRANTS

   A summary of the changes in the Company's share purchase warrants is presented below:

                                                             Weighted Average
                                        Number of shares      Exercise Price
      -------------------------------------------------------------------------
         Balance, December 31, 2009       16,952,811               0.14

         Issued                           90,459,600               0.107
         Exercised                        (1,275,000)              0.08(1)
         Expired                          (1,945,277)              0.19
      -------------------------------------------------------------------------
         Balance, December 31, 2010      104,192,134               0.134
         Expired                            (307,692)              0.17
      -------------------------------------------------------------------------
         Balance, March 31, 2011         103,884,442               0.13
      -------------------------------------------------------------------------

     (1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

      As at March 31, 2011, the following share purchase warrants were outstanding:

              Warrants          Exercise Price       Expiration Date
              --------          --------------       ---------------
               233,092             $0.06                 7-Jul-2011
               252,278             $0.05                31-Dec-2011(1)
               343,833             $0.20                 7-Jul-2011
               400,000             $0.11                18-Aug-2011
               500,000             $0.11                17-Aug-2011
               500,000             $0.11                 3-Sep-2011
               590,909             $0.12                19-Jul-2011
               900,000             $0.11                 5-Apr-2011
             1,000,000             $0.11                15-Jun-2011
             1,000,000             $0.25                30-Apr-2012
             2,000,000             $0.11                 1-Apr-2012
             2,204,730             $0.08                26-Aug-2014
             3,500,000             $0.14                27-Jun-2012
            90,459,600             $0.11                19-Jan-2015(2)
      ----------------------
           103,884,442
      ----------------------

     (1) The warrants can be exercised by paying in cash or on a cashless basis.

     (2) The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days' notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.


10. UNIT PURCHASE WARRANTS


   On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement . The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company's common stock at an exercise price of $0.107 per share. As at March 31, 2011, the 120,000 unit purchase warrants were outstanding.


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

   The Company's financial instruments consist principally of cash, accounts payable, derivative liability, loans payable, convertible notes payable, convertible debt and amounts due to related parties. The carrying value of accounts payable and amounts due to related parties approximate fair value due to their nature and short terms of maturity. The carrying value of loans payable, convertible notes payable and convertible notes approximate fair value are based on market rate for similar financial instruments.

   Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2011 as follows:

                                           Fair Value Measurements Using

                                  Quoted
                                 Prices in
                                  Active
                                  Markets    Significant
                                   For          Other     Significant
                                 Identical    Observable  Unobservable
                                Instruments     Inputs       Inputs     Balance as of
                                 (Level 1)    (Level 2)     (Level 3)   March 31, 2011
                               -------------------------------------------------------
   Assets:
   Cash                        $  1,351,987   $       -    $      -      $  1,351,987
   -----------------------------------------------------------------------------------
   Total assets measured at
    fair value                 $  1,351,987   $       -    $      -      $  1,351,987
   -----------------------------------------------------------------------------------
   Liabilities:

   Derivative liabilities      $         -    $  89,443    $      -      $    89,443
   -----------------------------------------------------------------------------------
   Total liabilities measured
    at fair value               $         -   $  89,443    $      -      $    89,443
   -----------------------------------------------------------------------------------

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

    The following table summarizes the change in derivative liabilities for the three months ended March 31, 2011:

                                                                           $
   -----------------------------------------------------------------------------
   Derivative Liabilities at December 31, 2010                          145,159
   Change in fair value of derivative liabilities                       (55,716)
   -----------------------------------------------------------------------------
   Derivative Liabilities at March 31, 2011                              89,443
   -----------------------------------------------------------------------------

    The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 152% - 228%; risk-free interest rates ranging from 0.33% - 1.98% and expected terms based on the contractual term.

13.     COMMITMENTS AND CONTINGENCIES

     a) On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of March 31, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     b) On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

     c) BioCurex China has entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of 78,200 RMB (approximately $11,885 USD) to be paid annually.

     d) In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company agreed issue 500,000 restricted common shares on the agreement date and issue up to 4,500,000 restricted shares which will be held in custody by the Company subject to certain performance conditions. The Company has the option to issue cash rather than shares based on a formula specified in the agreement. In January 2011, the Company issued 500,000 restricted common shares with fair value of $35,000.

     e) On January 3, 2011, the Company entered into a consulting agreement with CaroLink Science Solutions ("CaroLink") whereby the CaroLink will provide consulting services to the Company from January 3, 2011 to December 31, 2011 in consideration of 417,000 common shares of the Company to be paid through quarterly instalments on March 31, June 30, September 30 and December 31. No shares were issued by the Company to CaroLink at March 31, 2011. Subsequent to period end, the Company issued 150,000 common shares of the Company to CaroLink at a fair value of $6,000. This amount has been accrued as accounts payable at March 31, 2011.

14.     SUBSEQUENT EVENTS

     a) In April 2011, the Company issued 2,288,157 shares of common stock pursuant to stock options exercised at $0.001 per share for common shares subscriptions totaling $2,288 received in March 2011.

     b) In April 2011, the Company issued 150,000 shares of common stock to a scientist with a fair value of $7,500 for consulting services.

     c) On April 13, 2011, the Company entered into an agreement with First Barrington Group, Inc.("Barrington"), whereby the Company will repurchase 800,000 shares of the Company's common stock in consideration for $30,000. This amount was paid subsequent to period end.

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

     Our principal objectives for the twelve-month period ending March 31, 2012 are as follows:

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

     Our sources and (uses) of cash during the three months ended March 31, 2011 and 2010 were as follows:

                                                      Three Months Ended
                                                            March 31,
                                                      2011               2010
                                                      ----               ----

 Cash used in operations                         $ (401,795)      $ (961,519)
 Patent costs                                       (18,700)         (15,889)
 Repayment of loans                                      --         (450,000)
 Repayment of convertible debt                           --       (1,186,700)
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                    2,288        5,701,078
 Deferred financing costs                                            (94,850)

     In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.13. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of March 31, 2011 was $563,300.

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

     We anticipate that our capital requirements for the twelve-month period ending March 31, 2012 will be as follows:

       Research, development and production of our
        diagnostic products                                    $  900,000
       General and administrative expenses                        700,000
       Marketing and investor communications                      150,000
       Business development                                        50,000
       Payment of interest on amended senior
        convertible notes and unsecured promissory notes          100,000
       Payment of outstanding liabilities                         250,000
                                                             ------------
                                                               $2,150,000

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

      Material changes of items in our Statement of Operations for the three months ended March 31, 2011, as compared to the same period in the prior year, are discussed below:

                                    Increase
                                       (I)
                                       or
                                    Decrease
Item                                    (D)                   Reason

General and administrative               D        The  decrease  was   primarily
                                                  attributable to lower
                                                  stock-based  compensation
                                                  expense.

Professional and Consulting Fees         I        The Company  entered  into
                                                  consulting  agreements  to
                                                  strength   the    overall
                                                  marketing strategies.

Accretion of discount on                 D        The  repayment  of  a  large
convertible debt                                  portion  of  the  convertible
                                                  notes in January 2010 resulted
                                                  in the decrease in accretion
                                                  of discount on the convertible
                                                  debt during the year.

Amortization of debt issue costs         D        A large
                                                  portion of the convertible
                                                  notes were repaid in January
                                                  2010. As a result, the debt
                                                  issue costs were less during
                                                  the current period.

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

     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

                                     PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the three months ended March 31, 2011.

     In connection with the issuance of the shares described in subparagraph (b) of Note 7, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

     The shares described in subparagraph (a) of Note 7 were registered by means of a registration statement on Form S-8.

Item 6.  Exhibits

Exhibits
--------

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


                                      BIOCUREX, INC.

May 12, 2011                          By /s/ Ricardo Moro
                                         --------------------------------------
                                         Dr. Ricardo Moro - President, Principal
                                         Executive Officer


May 12, 2011                          By:/s/ Gladys Chan
                                         -----------------------------------
                                         Gladys Chan - Principal Financial and
                                         Accounting Officer