Form 10-Q
period 2011-06-30
BIOCUREX INC
filed 2011-08-15
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-26947

BIOCUREX, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2742601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

7080 River Road, Suite 215
Richmond, British Columbia V6X 1X5
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (866) 884-8669

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,177,131 shares outstanding as of August 10, 2011.

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2011

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
ASSETS	2011 $	2010 $
	(Unaudited)

Current Assets

Cash	782,283	1,770,194
Prepaid expenses and other	55,514	4,623
Total Current Assets	837,797	1,774,817

Debt issue costs (Note 4 (a) and 6 (b))	36,817	48,851

Patents (Note 3)	479,419	498,500

Total Assets	1,354,033	2,322,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	23,866	90,022
Derivative liability (Note 12)	66,481	145,159
Accrued liabilities	387,161	359,322
Loans payable (Note 4 (b))	32,078	32,550
Due to related parties (Note 5)	447,258	434,718
Convertible note payable to related party (Note 6 (a))	33,885	33,885
	990,729	1,095,656

Loans payable (Note 4 (a))	90,043	81,301
Convertible debt (Note 6 (b))	465,946	437,735
	1,546,718	1,614,692

Commitments and Contingencies (Notes 1 and 13)

Stockholders' Equity (Deficit)
Common stock
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding: 174,427,131 (December 31, 2010 – 168,188,974)	174,427	168,189
Additional paid-in capital	24,842,616	24,474,411
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(25,095,553)	(23,820,949)
Stockholders' Equity (Deficit)	(192,685)	707,476
Total Liabilities and Stockholders' Equity (Deficit)	1,354,033	2,322,168

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated During
					the Development Stage
	Three Months Ended		Six Months Ended		January 1, 2001
	June 30,		June 30,		to June 30,
	2011 $	2010 $	2011 $	2010 $	2011 $

Revenue	-		-	-	1,464,456

Operating Expenses

Amortization of patents (Note 3)	27,832	10,815	54,344	21,506	382,046
General and administrative (Note 5(a) & 8)	382,741	557,523	548,798	1,502,028	8,895,274
Impairment of patents	-	-	-	-	67,620
Professional and consulting fees	133,890	115,611	293,559	217,180	5,893,168
Research and development (Note 5(a))	189,435	119,504	379,643	235,757	5,158,839
Total Operating Expenses	733,898	803,453	1,276,344	1,976,471	20,396,947
Loss From Operations	(733,898)	(803,453)	(1,276,344)	(1,976,471)	(18,932,491)

Other Income (Expense)

Accretion of discounts on debt	(18,909)	(11,987)	(36,953)	(426,159)	(3,964,928)
Amortization of debt issue costs	(6,050)	(6,050)	(12,034)	(82,843)	(798,341)
Gain (loss) on derivative liability	23,683	(7,201)	78,678	(20,697)	179,954
Loss on extinguishments of convertible debt	-	-	-	-	(374,909)
Gain on sale of equity investment securities	-	-	-	-	147,991
Gain on settlement of accounts payable	-	-		44,655	102,937
Interest expense	(13,932)	(14,346)	(27,951)	(36,304)	(1,839,445)
Interest income	-	-	-	-	383,679
Total Other Income (Expense)	(15,208)	(39,584)	1,740	(521,348)	(6,163,062)

Net Loss and Comprehensive Loss for the Period	(749,106)	(843,037)	(1,274,604)	(2,497,819)	(25,095,553)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding	171,686,000	166,401,000	170,171,000	151,647,000

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated During
	Six months Ended		The Development Stage
	June 30,		January 1, 2001
	2011 $	2010 $	to June 30, 2011 $
Operating Activities:
Net loss and comprehensive loss for the period	(1,274,604)	(2,497,819)	(25,095,553)

Adjustments to reconcile net loss to net cash
used in operating activities:

Accretion of discounts on debt	36,953	426,159	3,964,928
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents	54,344	21,506	382,046
Amortization of debt issue costs	12,034	82,843	798,341
Gain on extinguishments of debt	-	-	374,909
Gain on write off accounts payable	-	(44,655)	(102,937)
Loss (gain) on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	-	-	67,620
Gain (loss) on derivative liability	(78,678)	20,697	(179,954)
Stock-based compensation	196,654	1,191,963	7,939,413

Changes in operating assets and liabilities:
Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	(50,891)	1,319	(19,819)
Accounts payable & accrued liabilities	136,711	(505,394)	1,852,127
(Decrease) in related party	12,540	(153,108)	(38,872)
Deferred revenue	-	-	(162,000)
Subscriptions receivable	-	-	(100,682)
Net Cash Used in Operating Activities	(954,937)	(1,456,489)	(10,481,665)

Investing Activities:

Net Proceeds from notes receivable	-	-	1,171
Patent costs	(35,263)	(57,851)	(724,616)
Proceeds from sale of investment securities	-	-	451,123
Net Cash Used in Investing Activities	(35,263)	(57,851)	(272,322)

Financing Activities:
Due to related parties	-	-	552,281
Proceeds from loans payable	-	-	607,549
Repayment on loans payable	-	(450,000)	(450,000)
Proceeds from convertible debt	-		3,639,743
Repayment on convertible debt	-	(1,186,700)	(2,400,951)
Deferred financing costs	-	(94,851)	(769,487)
Debt issue costs	-	-	(89,444)
Proceeds from shares issued of common stock	-	6,461,400	9,962,872
Proceeds from the exercise of stock options and warrants	2,289	1,392	1,150,205
Share issuance costs	-	(761,526)	(909,049)
Net Cash Provided by Financing Activities	2,289	3,969,715	11,293,719

Net Increase (Decrease) in Cash	(987,911)	2,455,375	539,732

Cash - Beginning of period	1,770,194	126,605	242,551

Cash - End of period	782,283	2,581,980	782,283

Non-cash Investing and Financing Activities:
Share issued to settle debt	140,500	106,200	1,285,381
Units issued as share issuance costs	-	939,771	939,771
Note payable converted into common shares	-		1,594,021

Supplemental Disclosures:
Interest paid	27,112	35,805	732,399
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at June 30, 2011, the Company has accumulated losses of $25,095,553 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BioCurex China and OncoPet Diagnostics Inc. The Company’s fiscal year-end is December 31.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2011, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Registration Payment Arrangements

The Company accounts for registration rights arrangements and related liquidated damages provisions under FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Entity, which addresses an issuer's accounting for registration payment arrangements. ASC 815-40 defines a registration payment arrangement as an arrangement where the issuer i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. The Company’s revenue since the inception of the development stage consisted of license fees related to the licensing of its RECAF™ technology.

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2011, the Company had approximately 154,347,655 of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the six months ended June 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only, and did not have a material impact on the Company’s financial statements.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

3.	PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of June 30, 2011, the Company had received patent approval from five countries and the European patent office.  Additions made after June 30, 2011 will have a remaining life of approximately four years.  The Company intends to apply for extensions in the near future.

A schedule of the patents is as follows:

	June 30, 2011 $	December 31, 2010 $

Patents	852,712	817,451
Less:
Accumulated amortization	(373,293)	(318,951)

Net Carrying Value	479,419	498,500

Amortization expense totaled $54,344 and $21,506 for the six months ended June 30, 2011 and 2010, respectively.

The estimated future amortization expense is as follows:

$

2011	54,344
2012	108,687
2013	108,687
2014	108,687
Thereafter	99,014
479,419

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

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

During the six months ended of June 30, 2011, the Company paid interest in the amount of $6,198 (2010 - $ 6,199) and recorded $8,742 (2010 – $10,787) as the accretion expense related to these promissory notes.  As at June 30, 2011, the carrying value of these notes was $90,043 (December 2010 - $81,301).

During six months ended June 30, 2011, the Company expensed $1,510 (2010 - $1,510) of the debt issue costs related to promissory notes, and at June 30, 2011, the balance of debt issue costs was $4,837 (December 2010 - $6,347).

b)
During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (June 30, 2011- US$32,078; December 31, 2010 – US$32,550) from BioCurex China’s Agent.  The advance is non-interest bearing, unsecured and due on demand. The balance remains unchanged at June 30, 2011

5.      RELATED PARTY TRANSACTIONS AND BALANCES

	June 30, 2011 $	December 31, 2010 $

Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	433,940	417,734
Due to Company’s Chairman (b)	8,388	12,054
Due to a former officer (c)	4,930	4,930

	447,258	434,718

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

a)
The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the six months ended June 30, 2011 and 2010, Pacific performed research and development for the Company valued at $345,067 and $205,497, respectively.

Pacific also provided administrative services during the six months ended June 30, 2011 and 2010, valued at $67,403 and $104,978, respectively. During the six months ended June 30, 2011, and 2010, Pacific charged interest of $3,881 and $4,556, respectively, calculated at the bank prime rate on the monthly balance owed.  As at June 30, 2011 and December 31, 2010, the amount due to Pacific was $422,338 and $405,688, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During six months ended June 30, 2011, the Company incurred $125,000 (2010 - $125,000) for the management services of which $11,602 remains unpaid as of June 30, 2011 (December 31, 2010 - $12,046).

b)
On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the six months ended June 30, 2011, the Company incurred $49,998 (2010 - $68,333) for management services. As at June 30, 2011, the Company is indebted to the Company’s Chairman for $8,388 of June management fees and miscellaneous expense (December 31, 2010- $12,054).

c)	The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.

6.      CONVERTIBLE NOTES AND DEBT

a)	As of June 30, 2011, one $33,885 (2010 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price at $0.17 or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion.

b)
As at June 30, 2011, the Company has convertible notes (the “Notes”) in the principal amount of $563,300. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price.  An Exempt Issuance is defined as:

i.	shares or options issued to employees of Biocurex for services rendered pursuant to any stock or option plan adopted by the Directors of Biocurex, not to exceed 500,000 shares or options in any year;

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
6.      CONVERTIBLE NOTES AND DEBT (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the six months ended June 30, 2011:

	Principal $	Discount $	Carrying Value $
Balance, December 31, 2010	563,300	(125,565)	437,735
Accretion of discount on convertible debt	–	28,211	28,211
Balance, June 30, 2011	563,300	(97,354)	465,946

During the six months ended June 30, 2011, the Company expensed $10,524 (2010 - $10,524) of the debt issue costs related to these convertible notes. The balance of debt issue costs at June 30, 2011 is $31,980 (December 31, 2010 - $42,504).

7.	COMMON STOCK

For the six months ended June 30, 2011:

a)	In January 2011, the Company issued 500,000 shares of common stock to a vendor to settle accounts payable of $35,000.

b)
In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company issued 500,000 restricted common shares with a fair value of $35,000.

c)	In April 2011, the Company issued 2,288,157 shares of common stock pursuant to stock options exercised at $0.001 per share for common shares subscriptions totaling $2,288 received in March 2011.

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
7.	COMMON STOCK (continued)

d)	In April 2011, the Company issued 150,000 shares of common stock to a scientist to settle accounts payable of $7,500.

e)	In June 2011, the Company issued 300,000 shares of common stock to a scientist with a fair value of $10,500 for consulting services.

f)	In June 2011, the Company issued 2,500,000 shares of common stock to a vendor with a fair value of $87,500 for consulting services.

8.	STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 10,500,000 shares to 20,000,000 shares with 6,529,132 common shares available for future issuance as of June 30, 2011.

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of June 30, 2011.

Management stock options

During the year ended December 31, 2010, the Company granted 28,500,000 stock options with a grant date value of $1,581,327 to five directors and one officer at an exercise price of $0.0714 per share. The stock options expire on December 31, 2020.  Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

The fair value for stock options granted was estimated at the date of grant and revalued on June 30, 2011 using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $0.06 and $0.07 per share, respectively.

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
8.	STOCK-BASED COMPENSATION (continued)

The weighted average assumptions used are as follows:

Six Months Ended June 30, 2010
Expected dividend yield	0%
Risk-free interest rate	3.7%
Expected volatility	255%
Expected option life (in years)	10

A summary of the changes in the Company’s stock options is presented below:

	Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $
Outstanding, December 31, 2010	33,094,757	0.062	7.98	294,064
Exercised	(2,288,157)	0.001
Outstanding, June 30, 2011	30,806,600	0.066	8.06	58,818
Exercisable, June 30, 2011	21,306,600	0.064	7.84	58,818

As at June 30, 2011, there was $283,378 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized within a year. The compensation cost of shares vested was $196,654 and $1,154,587 for the six months ended June 30, 2011 and 2010, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of June 30, 2011, and changes during the six months end of June 30, 2011, is presented below:

	Number of	Weighted Average
Non-vested	Options	Exercise Price

Non-vested at December 31, 2010	19,000,000	0.0714
Vested during period	(9,500,000)	0.0714

Non-vested at June 30, 2011	9,500,000	0.0714

9.      SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2010	104,192,134	0.134
Expired	(2,207,692)	0.12
Balance, June 30, 2011	101,984,442	0.134

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
9.      SHARE PURCHASE WARRANTS (continued)

As at June 30, 2011, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

233,092	$0.06	7-Jul-2011
252,278	$0.05	31-Dec-2011(1)
343,833	$0.20	7-Jul-2011
400,000	$0.11	18-Aug-2011
500,000	$0.11	17-Aug-2011
500,000	$0.11	3-Sep-2011
590,909	$0.12	19-Jul-2011
1,000,000	$0.25	30-Apr-2012
2,000,000	$0.11	1-Apr-2012
2,204,730	$0.08	26-Aug-2014
3,500,000	$0.14	27-Jun-2012
90,459,600	$0.11	19-Jan-2015(2)
101,984,442

(1)	The warrants can be exercised by paying in cash or on a cashless basis.

(2)
The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10.    UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement.  The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015.  Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at June 30, 2011, the 120,000 unit purchase warrants were outstanding.

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

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

11.   FAIR VALUE MEASUREMENTS (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable, derivative liability, loans payable, convertible note payable to related party, convertible debt and amounts due to related parties.  The carrying value of accounts payable and amounts due to related parties approximate fair value due to their nature and short terms of maturity.  The carrying value of loans payable, convertible note payable to related party and convertible notes approximate fair value are based on market rates for similar financial instruments.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets:
Cash	$782,283	$–	$–	$782,283
Total assets measured at fair value	$782,283	$–	$–	$782,283

Liabilities:

Derivative liabilities	$–	$66,481	$–	$66,481
Total liabilities measured at fair value	$–	$66,481	$–	$66,481

BIOCUREX, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

12.    DERIVATIVE LIABILITIES

The embedded conversion option in the Company’s note described in Note 6(b) contains a reset provision that can cause an adjustment to the conversion price if the Company issues certain equity instruments at a price lower than the initial conversion price.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the six months ended June 30, 2011:

$
Derivative liabilities at December 31, 2010	145,159
Change in fair value of derivative liabilities	(78,678)
Derivative liabilities at June 30, 2011	66,481

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 99% - 175%; risk-free interest rates ranging from 0.21% - 1.98% and expected terms based on the contractual term.

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

d)
In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company agreed to issue 500,000 restricted common shares on the agreement date and to issue up to 4,500,000 restricted shares which were to be held in custody by the Company subject to certain performance conditions.  The Company had the option to issue cash rather than shares based on a formula specified in the agreement. In January 2011, the Company issued 500,000 restricted common shares with fair value of $35,000.  No additional restricted common shares were issued subsequently as the consultant did not meet the specified performance conditions.  The agreement expired on May 31, 2011.

e)
On January 3, 2011, the Company entered into a consulting agreement with CaroLink Science Solutions (“CaroLink”) whereby the CaroLink will provide consulting services to the Company from January 3, 2011 to December 31, 2011 in consideration of common shares of the Company with an estimated fair value of approximately $30,000 to be paid through quarterly installments on March 31, June 30, September 30 and December 31. As at June 30, 2011, 450,000 common shares have been issued with a fair value of $18,000.

14.	SUBSEQUENT EVENTS

On July 13, 2011, the Company issued 750,000 shares of common stock to a vendor with a fair value of $27,000 for consulting services of which was recorded as accrued liability in the financial of June 30, 2011.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Our principal objectives for the twelve-month period ending June 30, 2012 are as follows:

●	grant one additional license for our cancer detection blood test;
●	commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
●	finish development for our rapid, point of care cancer test; and
●	commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by June 30, 2012, or at all.

Recent Developments

In October 2010 we filed a new patent within the Patent Cooperation Treaty, which presently includes 142 countries. The subject of this patent is a synthetic peptide that recognizes RECAF™ and that can replace the antibodies used in our RECAF test. The synthetic peptide also allows for many other applications that cannot be performed with an antibody. Our patent application contains over 50 claims covering different applications and uses of this peptide.

An antibody is a biological reagent that requires production under sterile conditions in large volumes of cell culture medium. The antibodies then need to be extracted and purified from the medium. This process is expensive and delicate. The synthetic peptide will allow us to replace the antibodies in the RECAF test. A peptide is a short sequence of amino acids, much like a very small protein. Peptides are produced with an automated peptide synthesizer. A well known small peptide is aspartame, the synthetic sweetener used in Nutrasweet®.

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

In October 2010 we entered into a non-exclusive distribution agreement with VetRed B.V. from Naarden, the Netherlands. VetRed, a private company under Dutch law, will represent our wholly owned subsidiary OncoPet Diagnostics to distribute our OncoPet RECAF™ cancer test for dogs in Europe.

Through a network of its own companies, agents and distributors, VetRed will market our OncoPet’s RECAF™ test to the European Union member states. Samples will be collected and grouped prior to their dispatch to our laboratories Canada. Europe is second in the world for its number of cats and dogs, according to a recent survey—there are approximately 78 million dogs and 94 million cats in Europe. The United States and Canada have the largest dog and cat population, with an estimated 52 million dogs and 66 million cats.

VetRed made an entrance in the veterinary diagnostic market in 2009 with the introduction of the Pandora® Slide Stainer, a tabletop fully automated unit, which stains in fully reproducible samples prior to their evaluation under the microscope. VetRed also markets chromogenic media for rapid determination of fungi and bacteria.

Liquidity and Capital Resources

Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees.  We do not have lines of credit with banks or other financial institutions.

Our sources and (uses) of cash during the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
Cash used in operations	$(945,937)	$(1,456,489)
Patent costs	(35,263)	(57,851)
Repayment of loans	-	(450,000)
Repayment of convertible debt	-	(1,186,700)
Proceeds from sale of common stock and exercise of options and warrants, net of issuance costs	2,289	5,701,266
Deferred financing costs	-	(94,851)

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000.  The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets.  At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.13.  From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders.  Due to principal payments and conversions, the outstanding principal balance of the notes as of June 30, 2011 was $563,300.

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

We anticipate that our capital requirements for the twelve-month period ending June 30, 2012 will be as follows:

Research, development and production of our diagnostic products	$900,000
General and administrative expenses	700,000
Marketing and investor communications	150,000
Business development	50,000
Payment of interest on amended senior convertible notes and unsecured promissory notes	100,000
Payment of outstanding liabilities	250,000
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

Material changes of items in our Statement of Operations for the three and six months ended June 30, 2011, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.

Professional and Consulting Fees	I	The Company entered into consulting agreements to strength the overall marketing strategies.

Research and Development	I	The increase was primarily attributable to lab materials, supplies and a new scientist was retained.

Accretion of discount on convertible debt (six month period only)	D	The repayment of a large portion of the convertible notes in January 2010 resulted in the decrease in accretion of discount on the convertible debt during the year.

Amortization of debt issue costs (six month period only)	D	A large portion of the convertible notes were repaid in January 2010. As a result, the debt issue costs were less during the current period.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the six months ended June 30, 2011.

With the exception of the shares described in subparagraphs (b) of Note 7, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

The shares described in the remaining subparagraphs of Note 7 were registered by means of a registration statement on Form S-8.

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

BIOCUREX, INC.

August __, 2011	By:	/s/ Dr. Ricardo Moro
Dr. Ricardo Moro,
President, Principal Executive Officer

August __, 2011	By:	/s/ Gladys Chan
Gladys Chan
Principal Financial and Accounting Officer