Form 10-Q
period 2011-09-30
BIOCUREX INC
filed 2011-11-14
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-26947

BIOCUREX, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2742601
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,210,464 shares outstanding as of November 08, 2011.

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
September 30, 2011

INDEX

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
ASSETS	2011	2010
	$	$
	(unaudited)	(audited)

Current Assets

Cash	323,286	1,770,194
Prepaid expenses and other	1,707	4,623
Total Current Assets	324,993	1,774,817

Debt issue costs (Note 4 (a) and 6 (b))	30,700	48,851
Patents (Note 3)	457,045	498,500

Total Assets	812,738	2,322,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	90,361	90,022
Derivative liability (Note 12)	49,521	145,159
Accrued liabilities	371,416	359,322
Loans payable (Note 4 (a))	32,489	32,550
Due to related parties (Note 5)	416,390	434,718
Convertible notes payable to related party (Note 6 (a))	33,885	33,885
	994,062	1,095,656

Loans payable (Note 4 (b))	94,839	81,301
Convertible debt (Note 6 (b))	480,971	437,735
	1,569,872	1,614,692

Commitments and Contingencies (Notes 1 and 12)
Subsequent Event (Note 14)

Stockholders' Equity (Deficit)
Common stock
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding: 176,010,464 (December 31, 2010 – 168,188,974)	176,010	168,189
Additional paid-in capital	24,974,329	24,474,411
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(25,793,298)	(23,820,949)
Stockholders' Equity (Deficit)	(757,134)	707,476
Total Liabilities and Stockholders' Equity (Deficit)	812,738	2,322,168

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated During the
					Development Stage
	Three Months Ended		Nine Months Ended		January 1, 2001
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Revenue	-	-	-	-	1,464,456

Operating Expenses

Amortization of patents (Note 3)	27,172	11,220	81,516	32,726	409,218
General and administrative (Note 5(a) & 8)	292,006	405,450	840,804	1,907,478	9,187,280
Impairment of patents	-	-	-	-	67,620
Professional and consulting fees	110,097	95,080	403,656	312,260	6,003,265
Research and development (Note 5(a))	200,068	134,561	579,711	370,318	5,358,907
Total Operating Expenses	629,343	646,311	1,905,687	2,622,782	21,026,290
Loss From Operations	(629,343)	(646,311)	(1,905,687)	(2,622,782)	(19,561,834)

Other Income (Expense)

Accretion of discounts on debt	(19,821)	(20,020)	(56,774)	(446,179)	(3,984,749)
Amortization of debt issue costs	(6,117)	(6,117)	(18,150)	(88,960)	(804,457)
Gain (loss) on derivative liability	(28,614)	1,835	50,064	(18,863)	151,340
Gain (loss) on extinguishments of convertible debt	-	-	-	-	(374,909)
Gain (loss) sale of equity investment securities	-	-	-	-	147,991
Gain on settlement of accounts payable	-	-		44,655	102,937
Interest expense	(13,850)	(14,484)	(41,802)	(50,788)	(1,853,296)
Interest income	-	-	-	-	383,679

Total Other Income (Expense)	(68,402)	(38,786)	(66,662)	(560,135)	(6,231,464)

Net Loss and Comprehensive Loss for the Period	(697,745)	(685,097)	(1,972,349)	(3,182,917)	(25,793,298)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.02)

Weighted Average Shares Outstanding	176,049,000	166,989,900	172,145,000	156,832,430

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated During
			The Development Stage
	Nine months Ended September 30,		January 1, 2001 to September 30,
	2011	2010	2011
	$	$	$
Operating Activities:
Net loss for the period	(1,972,349)	(3,182,917)	(25,793,298)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of discounts on debt	56,774	446,179	3,984,749
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents	81,516	32,726	409,218
Amortization of debt issue costs	18,151	88,960	786,307
Gain on extinguishments of debt	-	-	374,909
Gain on write off accounts payable	-	-	(102,937)
Loss (gain) on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	-	-	67,620
Gain (loss) on derivative liability	(95,638)	18,863	(196,915)
Stock-based compensation	329,953	1,443,376	8,072,711

Changes in operating assets and liabilities:

Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	2,917	6,380	33,990
Accounts payable & accrued liabilities	187,870	(523,690)	1,903,287
(Decrease) in related party	(18,327)	(162,391)	(69,739)
Deferred revenue	-	-	(162,000)
Subscriptions receivable		-	(100,682)

Net Cash Used in Operating Activities	(1,409,133)	(1,832,514)	(10,954,012)

Investing Activities:

Net Proceeds from notes receivable	-	-	1,171
Patent costs	(40,063)	(81,698)	(729,416)
Proceeds from sale of investment securities	-	-	451,123

Net Cash Provided by (Used in) Investing Activities	(40,063)	(81,698)	(277,122)

Financing Activities:

Due to related parties	-	-	552,281
Proceeds from loans payable	-	-	607,549
Repayment on loans payable	-	(450,000)	(450,000)
Proceeds from convertible debt	-	-	3,639,743
Repayment on convertible debt	-	(1,186,700)	(2,400,951)
Deferred financing costs	-	(94,851)	(769,487)
Debt issue costs	-	-	(71,293)
Proceeds from shares issued of common stock	-	6,461,400	9,962,872
Proceeds from the exercise of stock options and warrants	2,288	1,392	1,150,204
Share issuance costs	-	(761,526)	(909,049)

Net Cash Provided by Financing Activities	2,288	3,969,715	11,311,869

Net Increase (Decrease) in Cash	(1,446,908)	2,055,503	80,735

Cash - Beginning of period	1,770,194	126,605	242,551

Cash - End of period	323,286	2,182,108	323,286

Non-cash Investing and Financing Activities:
Share issued to settle debt	175,500	127,200	1,285,381
Units issued as share issuance costs	-	939,771	939,771
Note payable converted into common shares	-	-	1,594,021

Supplemental Disclosures:
Interest paid	40,540	49,526	745,827
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at September 30, 2011, the Company has accumulated losses of $25,793,298 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2011, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2011, the Company had approximately 151,779,821 potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the nine months ended September 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

3.	PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of September 30, 2011, the Company had received patent approval from five countries and the European patent office.  Additions made after September 30, 2011 will have a remaining life of approximately four years.  The Company intends to apply for extensions in the near future.

A schedule of the patents is as follows:

	September 30, 2011	December 31, 2010
	$	$

Patents	857,512	817,451
Less:
Accumulated amortization	(400,467)	(318,951)

Net Carrying Value	457,045	498,500

Amortization expense totaled $81,516 and $32,726 for the nine months ended September 30, 2011 and 2010, respectively.

The estimated future amortization expense is as follows:

$

2011	27,172
2012	108,687
2013	108,687
2014	108,687
Thereafter	103,812
457,045

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

During the nine months ended of September 30, 2011, the Company paid interest in the amount of $9,349 (2010 - $ 9,349) and recorded $13,538 (2010 – $11,018) as the accretion expense related to these promissory notes.  As at September 30, 2011, the carrying value of these notes was $94,839 (December 2010 - $81,301).

During nine months ended September 30, 2011, the Company expensed $2,277 (2010 - $2,277) of the debt issue costs related to promissory notes, and at September 30, 2011, the balance of debt issue costs was $4,070 (December 2010 - $6,347).

b)
During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (September 30, 2011- US$32,489; December 31, 2010 – US$32,550) from BioCurex China’s Agent.  The advance is non-interest bearing, unsecured and due on demand. The balance as denominated in RMB remains unchanged at September 30, 2011

5.	RELATED PARTY TRANSACTIONS AND BALANCES

	September 30, 2011	December 31, 2010
	$	$

Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	403,072	417,734
Due to Company’s Chairman (b)	8,388	12,054
Due to a former officer (c)	4,930	4,930

	416,390	434,718

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

a)
The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the nine months ended September 30, 2011 and 2010, Pacific performed research and development for the Company valued at $506,250 and $327,960, respectively.

Pacific also provided administrative services during the nine months ended September 30, 2011 and 2010, valued at $178,093 and $153,684, respectively. During the nine months ended September 30, 2011, and 2010, Pacific charged interest of $5,520 and $6,824, respectively, calculated at the bank prime rate on the monthly balance owed. As at September 30, 2011 and December 31, 2010, the amount due to Pacific was $403,072 and $405,688, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During nine months ended September 30, 2011, the Company incurred $187,500 (2010 - $187,500) for the management services of September 30, 2011. As at December 31, 2010, $12,054 was payable to the CEO.

b)
On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the nine months ended September 30, 2011, the Company incurred $86,000 (2010 - $104,333) for management services. As at September 30, 2011, the Company is indebted to the Company’s Chairman for $8,388 of June management fees and miscellaneous expense (December 31, 2010- $12,054).

c)	The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand.

6.     CONVERTIBLE NOTES AND DEBT

a)
As of September 30, 2011, one $33,885 (2010 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

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

b)
As at September 30, 2011, the Company has convertible notes (the “Notes”) in the principal amount of $563,300. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price.  An Exempt Issuance is defined as:

i.	shares or options issued to employees of Biocurex for services rendered pursuant to any stock or option plan adopted by the Directors of Biocurex, not to exceed 500,000 shares or options in any year;

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the nine months ended September 30, 2011:

	Principal	Discount	Carrying Value
	$	$	$
Balance, December 31, 2010	563,300	(125,565)	437,735
Accretion of discount on convertible debt	–	43,236	43,236

Balance, September 30, 2011	563,300	(82,329)	480,971

During the nine months ended September 30, 2011, the Company expensed $15,873 (2010 - $15,873) of the debt issue costs related to these convertible notes. The balance of debt issue costs at September 30, 2011 is $26,630 (December 31, 2010 - $42,504).

7.	COMMON STOCK

For the nine months ended September 30, 2011:

a)	In January 2011, the Company issued 500,000 shares of common stock to a vendor to settle accounts payable of $35,000.

b)
In January 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company issued 500,000 restricted common shares with an estimated fair value of $35,000.

c)	In April 2011, the Company issued 2,288,157 shares of common stock pursuant to stock options exercised at $0.001 per share for common shares subscriptions totaling $2,288 received in March 2011.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

7.	COMMON STOCK (continued)

d)	In April 2011, the Company issued 150,000 shares of common stock to a scientist to settle accounts payable of $7,500.

e)	In June 2011, the Company issued 300,000 shares of common stock to a scientist with an estimated fair value of $10,500 for consulting services.

f)	In June 2011, the Company issued 2,500,000 shares of common stock to a vendor with an estimated fair value of $87,500 for consulting services.

g)	In July, 2011, the Company issued 750,000 shares of common stock to a vendor with an estimated fair value of $27,000 for consulting services.

h)	In September, 2011, the Company issued 833,333 shares of common stock to a vendor with an estimated fair value of $22,500 for consulting services (see Note 13(e)).

8.	STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 10,500,000 shares to 20,000,000 shares with 6,529,132 common shares available for future issuance as of September 30, 2011.

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of September 30, 2011.

Management stock options

During the year ended December 31, 2010, the Company granted 28,500,000 stock options to five directors and one officer at an exercise price of $0.0714 per share. The stock options expire on December 31, 2020.  Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

8.	STOCK-BASED COMPENSATION (continued)

A summary of the changes in the Company’s stock options is presented below:

	Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2010	33,094,757	0.062	7.98	294,064

Exercised	(2,288,157)	0.001

Outstanding, September 30, 2011	30,806,600	0.066	7.81	57,665
Exercisable, September 30, 2011	21,306,600	0.064	7.59	57,665

As at September 30, 2011, there was $101,107 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized within a year. The compensation cost of shares vested was $280,451 and $1,406,000 for the nine months ended September 30, 2011 and 2010, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of September 30, 2011, and changes during the nine months end of September 30, 2011, is presented below:

	Number of	Weighted Average
Non-vested	Options	Exercise Price

Non-vested at December 31, 2010	19,000,000	0.0714
Vested during period	(9,500,000)	0.0714

Non-vested at September 30, 2011	9,500,000	0.0714

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

9.     SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2010	104,192,134	0.134
Expired	(4,775,526)	0.12
Balance, September 30, 2011	99,416,608	0.13

As at September 30, 2011, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

252,278	$0.05	31-Dec-2011(1)
1,000,000	$0.25	30-Apr-2012
2,000,000	$0.11	1-Apr-2012
2,204,730	$0.08	26-Aug-2014
3,500,000	$0.14	27-Jun-2012
90,459,600	$0.11	19-Jan-2015(2)
99,416,608

(1)	The warrants can be exercised by paying in cash or on a cashless basis.

(2)
The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10.   UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement.  The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015.  Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at September 30, 2011, the 120,000 unit purchase warrants were outstanding.

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
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

The Company’s financial instruments consist principally of cash, accounts payable, derivative liability, loans payable, convertible note payable to related party, convertible debt and amounts due to related parties.  The carrying value of accounts payable and amounts due to related parties approximate fair value due to their nature and short terms of maturity.  The carrying value of loans payable, convertible note payable to related party and convertible debt approximate fair value are based on market rates for similar financial instruments.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Assets:
Cash	$323,286	$–	$–	$323,286

Total assets measured at fair value	$323,286	$–	$–	$323,286

Liabilities:

Derivative liabilities	$–	$49,521	$–	$49,521

Total liabilities measured at fair value	$–	$49,521	$–	$49,521

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The following table summarizes the change in derivative liabilities for the nine months ended September 30, 2011:

$
Derivative liabilities at December 31, 2010	145,159
Settlement of derivative liabilities	(45,574)
Change in fair value of derivative liabilities	(50,064)
Derivative liabilities at September 30, 2011	49,521

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 99% - 175%; risk-free interest rates ranging from 0.16% - 1.98% and expected terms based on the contractual term.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

13.	COMMITMENTS AND CONTINGENCIES

a)
On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of September 30, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b)
On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c)
BioCurex China has entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of 78,200 RMB (approximately $11,885 USD) to be paid annually.

d)
On January 3, 2011, the Company entered into a consulting agreement with CaroLink Science Solutions (“CaroLink”) whereby CaroLink will provide consulting services to the Company from January 3, 2011 to December 31, 2011 in consideration of common shares of the Company with an estimated fair value of approximately $30,000 to be paid through quarterly installments on March 31, June 30, September 30 and December 31. As at September 30, 2011, 450,000 common shares have been issued with a fair value of $18,000.

e)
On July 12, 2011, the Company entered into a consulting agreement with Strategic Services (“Strategic”) whereby Strategic will provide consulting services to the Company from August 15, 2011 to November 15, 2011 in consideration of common shares of the Company to be issued through three equal installments on September 14, 2011, October 14, 2011 and November 13, 2011. As at September 30, 2011, 833,333 common shares have been issued with a fair value of $22,500 (see Note 14(b)).

14.	SUBSEQUENT EVENTS

a)	On October 12, 2011, the Company issued 1,200,000 shares of common stock to a vendor with an estimated fair value of $36,000 for consulting services.

b)	On October 14, 2011, 833,333 shares of common stock became issuable under the agreement disclosed in Note 13(e).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Our principal objectives for the twelve-month period ending September 30, 2012 are as follows:

•	grant one additional license for our cancer detection blood test;
•	commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
•	finish development for our rapid, point of care cancer test; and
•	commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by September 30, 2012, or at all.

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

To make a peptide in a laboratory, its amino acids sequence is entered into a computer and the rest of the process is automatically handled by special computer software and instrumentation. Since the peptide is synthesized chemically rather than biologically, the batch-to-batch variability is drastically reduced and the cost reduction is significant. Being small molecules, peptides are also more stable than antibodies, resulting in longer shelf life and related issues.

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

On November 4, 2011, our wholly owned subsidiary, OncoPet(TM) Diagnostics, Inc., has entered into another non-exclusive distribution agreement with Webster Veterinary Supply for the distribution of the OncoPet Sample Collection Kit for canine cancer diagnosis. Webster Veterinary, is a division of Patterson Companies, Inc.

Per the non-exclusive distribution agreement, Webster Veterinary will purchase vouchers for tests to be carried out in our facilities. The distributor then sells the vouchers to veterinarians, veterinary practices, veterinary hospitals and others within the United States and territories of the U.S. including Puerto Rico, Guam as well as others. The voucher includes a sample collection kit which the veterinarian will use to process the blood and ship the serum to our laboratory for testing. OncoPet then emails the results directly to the veterinarian.

Liquidity and Capital Resources

Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

Our sources and (uses) of cash during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010

Cash used in operations	$(1,409,133)	$(1,832,514)
Patent costs	(40,063)	(81,698)
Repayment of loans	-	(450,000)
Repayment of convertible debt	-	(1,186,700)
Proceeds from sale of common stock and exercise of options and warrants, net of issuance costs	-	5,699,874
Deferred financing costs	-	(94,851)
Other	2,288	1,392

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.13. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of September 30, 2011 was $563,300.

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

We anticipate that our capital requirements for the twelve-month period ending September 30, 2012 will be as follows:

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

Material changes of items in our Statement of Operations for the three and nine months ended September 30, 2011, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.

Professional and Consulting Fees	I	The Company entered into consulting agreements to strength the overall marketing strategies.

Research and Development	I	The increase was primarily attributable to lab materials, supplies and a new scientist was retained.

Interest expenses	D	The repayment of a large portion of the convertible notes in January 2010 resulted in decreasing of interest payment.

Accretion of discount on convertible debt (nine month period only)	D	The repayment of a large portion of the convertible notes in January 2010 resulted in the decrease in accretion of discount on the convertible debt during the year.

Amortization of debt issue costs (nine month period only)	D	A large portion of the convertible notes were repaid in January 2010. As a result, the debt issue costs were less during the current period.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the nine months ended September 30, 2011.

With the exception of the shares described in subparagraphs (b), (g) and (h) of Note 7, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

BIOCUREX, INC.

November 14, 2011	By:	/s/ Dr. Ricardo Moro
Dr. Ricardo Moro – Principal Executive Officer

November 14, 2011	By:'	/s/ Gladys Chan
Gladys Chan – Principal Financial and
Accounting Officer