Form 10-K/A
period 2010-12-31
BIOCUREX INC
filed 2012-03-28
CIK 1092562

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
                       ----------------------------------
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


     Unlike other cancer markers mentioned in the American Cancer Society's website (www.cancer.org) that only detect the presence of a specific cancer type (CEA for colon cancer and PSA for prostate cancer), RECAF is found on most types of cancer and, therefore, could have much broader use than most other cancer markers in development or currently in use. Moreover, unlike these existing cancer markers, RECAF has been shown to detect early stages of breast and prostate cancers when the likelihood of cure is highest.


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

The RECAF Cancer Marker


     Based on our research, which has been confirmed by Abbott and jointly presented at an international cancer conference, RECAF appears to be a cancer marker for multiple types of cancer. Every type of cancerous tissue that we have tested has expressed RECAF. It is expressed on over 90% of cancer samples that we have studied thus far, including breast, lung, stomach, colon, ovarian and prostate cancer samples. To our knowledge, there is no other cancer marker in use that has the same universal presence with comparable sensitivity and specificity as RECAF. Since RECAF detects cancer earlier and more accurately with less false positive than other markers, we believe that RECAF could replace many currently available cancer markers that are targeted to only one type of cancer, as well as offer a useful diagnostic tool for cancers where there is not yet thought to be an effective marker, such a lung and breast cancer.


     RECAF is a molecule that is present on cancer cells but is not detected in significant levels on healthy cells or benign tumor cells. This characteristic enables RECAF to more accurately detect cancer than many current tumor markers, as RECAF is less likely to report a false positive result.


     However, since RECAF does not identify a specific type of cancer, a positive test would be followed up with further testing using other diagnostic tools to determine the location and type of cancer.


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


     Serum-RECAF can be effectively used to initially screen patients who present symptoms of cancer as well as to monitor patients for recurrence who have already been treated for cancer. We believe that our Serum-RECAF assay performs better than many current technologies at detecting prostate cancer as well as at discriminating between malignant and benign tumors. Accordingly, Serum-RECAF may have the potential to become a standardized blood test widely available in clinical laboratories due to its detection capabilities and ease of use. If successfully developed and submitted to the FDA for clearance, we believe that Serum-RECAF, used to monitor a patient's progress following surgery, chemotherapy or other treatment, will be considered a Class II Medical Device, which is important in the pathway to regulatory approval. Future variations of this product could include the ability to test other body fluids, such as saliva, vaginal fluids, and urine, for RECAF.


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

Manual Format


     We have developed prototype RECAF test kits and materials for small laboratories where automated instrumentation is not available or not practical. These manual formats have the same sensitivity and specificity as the formats that use automated instrumentation. We plan to finish development of these kits and to place them in a few laboratories in major metropolitan cities in China. However, before laboratories in China can market and run the RECAF tests, the Chinese equivalent of the FDA must approve the use of the RECAF tests.

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

     Our POC rapid test device will be similar to a common pregnancy test kit. The rapid test cartridge will contain a small strip that is coated with the indicator molecules to detect RECAF in a blood sample. These types of tests are used for a variety of applications in diagnostic medicine, and they can be efficiently developed from the prototype data that we currently have.

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

Business Strategy

     Our RECAF technology has possibilities in a wide variety of applications in the fields of human and veterinary medicine. Our strategy is to continue to focus on obtaining non-exclusive licensing agreements for various application of RECAF technology while developing other applications ourselves. Specifically, we intend to pursue the following:

     o grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

     o commercialize veterinary applications of RECAF testing technology not requiring regulatory approvals;

     o finish developing a POC rapid format test for the doctor's office and bedside use;


     o conduct clinical trials and seek FDA clearance for marketing of our RECAF tests; and

     o    commercialize manual testing formats in China.

     o We cannot assure you that we can successfully achieve any of these objectives.

      Our future objectives may change due to a number of factors, including:

     o    the amount of capital we are able to raise;

     o    our ability to accomplish the objectives listed above;

     o our determination that a market does not exist for our products or tests;

     o new estimates of the time and capital required to accomplish an objective are substantially greater than our original estimates.

     o our assessment of potentially faster ways to begin generating revenue using our RECAF technology; and

     We have been attempting to earn revenue from our RECAF technology since 2001. We have abandoned earlier products and tests incorporating our RECAF technology since we determined that a market did not exist for these products and tests.


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


     In September 2007 we presented preliminary results with our prototype rapid test to an international cancer congress. Data indicated solid discrimination between cancer and healthy cells and correlated with results from our Serum-RECAF. With the N.N. Blokhin Cancer Research Center in Moscow, Russia, we studied RECAF as a rapid test for cancer detection. Results found that RECAF could detect 80.4% of ovarian cancers in Stages I to III with an 88% specificity. This study tested 64 normal, non-cancerous samples and 51 ovarian cancer serum samples, which included 25 Stage I or II cancers and 26 Stage III cancers. We believe that these results signify a potential breakthrough that could simplify cancer detection. When applied to early stage ovarian cancer, our prototype POC demonstrated better performance than a CA-125 blood test, a tumor marker often found in higher-than-normal amounts in the blood of women with ovarian cancer.


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

     Initially our focus will be directed to dogs and cats. We believe we can begin marketing this application quickly because it does not require any government or regulatory approvals and we have completed the developmental testing. We will market this application under a separate brand name. We plan to pursue a dual-channel revenue generation strategy. In some markets we will license our technology to clinical labs who will conduct the testing and in other markets PBRC will do the testing in our own contract laboratory. Our POC rapid test is also being developed for the veterinary market and may be available for commercialization before it is available for human use. We will market our product directly to end users, such as veterinarians and animal protection societies, and through distributors.

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


     Our RECAF tests for the veterinarian market will be marketed initially by us and by distributors of veterinarian products. . Since October 2010 we have entered into agreements with three veterinary product distributors for the marketing of tests in the United States, Europe and Taiwan. The distributors for the U.S. and Taiwan markets will purchase vouchers for tests to be carried out in our facilities. The distributors will then sell the vouchers to veterinarians, veterinary practices, veterinary hospitals and others within the their territories. The voucher includes a sample collection kit which the veterinarian will use to process the blood and ship the serum to our laboratory for testing. We will then email the results directly to the veterinarian. The distributor for Europe will purchase RECAF test kits from us and will perform the tests at the distributor's facility in the Netherlands.


Suppliers and Manufacturing/Production

     For the Serum-RECAF products licensed on a semi-exclusive basis, our licensees are responsible for manufacturing. We plan to contract with OEMs for all of the products that are not covered by our license agreements.

Research and Development


     Our research and development efforts are all related to improving our RECAF technology for detection, diagnosis and follow-up of cancer. We continually focus on improving our various RECAF test formats leading to filing of additional patents to protect our technology. Since the basic research on our RECAF cancer marker is complete, most of our continuing work will be in the development area rather than in research. The clinical data from our studies, which have been ongoing since 2004, and the validation from independent data from our licensees, Abbott and Inverness, support our contention that we are in the final development stages rather than at the research stage.

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

     In October 2010 we filed a new patent within the Patent Cooperation Treaty, which presently includes 142 countries. The subject of this patent is a synthetic peptide that recognizes RECAF(TM) and that can replace the antibodies used in our RECAF test. The synthetic peptide also allows for many other applications that cannot be performed with an antibody. Our patent application contains multiple claims covering different applications and uses of this peptide.

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


     Our potential competitors include large pharmaceutical and medical device companies who develop, market, and sell diagnostic products such as cancer detection kits, instruments and reagents used in clinical laboratories to measure serum cancer markers. Such companies include F. Hoffman-La Roche Ltd.,

Dako A/S, DIANON Systems (an affiliate of Lab Corp. of America Holdings), Miraculins Inc. and Ortho-Clinical Diagnostics, Inc. (an affiliate of Johnson & Johnson Co.). In addition, potential competition may come from smaller companies, research facilities and government-funded organizations that seek to discover improved cancer markers or that are developing new screening and diagnostic tests and tools for patients and animals. To our knowledge, no existing cancer markers currently in use can detect the range of cancers that can be detected by RECAF with similar sensitivity and specificity. Potential competitors in the veterinary market include Idexx and Abaxis but they are also potential licensees.


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


     This type of FDA submission is referred to as a 510k submission and is initially handled by the FDA within a 90-day timeframe but can be longer if additional information is required. Based upon our review of the FDA's classification of other cancer markers, we are of the opinion that our RECAF tests used to monitor a patient's progress after surgery, chemotherapy or other treatment, will be classified as Class II medical devices. If the FDA classifies our RECAF tests as Class III medical devices, then a pre market approval (PMA) would be required which typically requires more extensive clinical data .FDA reviews PMA submissions in a 180-day timeline. If there are unaddressed scientific issues, the FDA review scientists can ask for additional information and put the submission temporarily on hold. If a product is a first of a kind, or if it presents unusual issues of safety and effectiveness, it is generally reviewed before it is approved by an advisory panel of outside experts. Approval of a PMA requires review of the manufacturing processes, an inspection of the manufacturing facility, a monitoring audit of clinical data sites, as well as comprehensive review of the premarket data. The review process for a Class III medical device can take up to 12 months, and in some cases longer.

     In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

     Under our existing license agreements, the licensees are responsible for obtaining the necessary regulatory approvals in the countries where they intent to market our products. However, since our licensees have not yet sought FDA clearance for our products, we plan to conduct clinical trials, if necessary, and seek FDA approval on our own for marketing our RECAF tests.

     With respect to our Pet-RECAF test, devices for infectious disease currently require U.S. Department of Agriculture approval whereas devices for cancer detection currently do not. Cancer tests run in our laboratory do not require USDA or Canadian approval since we are providing a service, as opposed to a device. Our Pet-RECAF test does not require FDA or Canadian approval.


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

     As of March 31, 2011 we had 169,188,974 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as the result of payment of note principal or interest with shares of our common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

                                                         Number of      Note
                                                          Shares      Reference
                                                          ------      ---------

   Shares issuable upon the exercise of warrants:       3,500,000       A

   Shares issuable upon conversion of notes or as
      payment of principal on the notes                 4,333,077       A

   Shares issuable upon exercise of warrants issued
      to consultants                                      937,500       B

   Shares issuable upon exercise of Non-Qualified Stock
      Options granted to officers, directors,
      employees and consultants.                        4,594,757       C

   Shares issuable upon exercise of warrants granted to
      our officers, directors, employees, financial
      consultants and private investors                 6,859,970       D

   Shares issuable upon conversion of notes               211,768       E

                                                        Number of      Note
                                                          Shares      Reference
                                                          ------      ---------

   Shares issuable upon exercise of warrants issued to
      note holders                                      3,372,564       E

   Shares issuable upon warrants sold to public
      investors                                        90,459,600       F

   Shares issuable upon exercise of warrants issued to
      underwriter                                      16,800,000       F

   Shares issuable upon exercise of options granted to
      officers and directors                           28,500,000       G

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

F. In January 2010 we sold 90,459600 shares of our common stock at a price of $0.0714 per share in a public offering. For each share sold the investor also received one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.107 per share at any time on or before January 2015.

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

     Material changes in the line item of our balance sheet between December 31, 2010 and December 31, 2009 are discussed below

                            Increase (I)
Item                        Decrease (D)              Reason
----                        ------------              -------

Cash                            I                        (1)
Deferred financing costs        D                        (1)
Accounts payable                D                        (1)
Derivative liability            D                        (2)
Loans payable                   D                        (1)
Due to related parties          D                        (1)
Convertible debt                D                        (1)

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

     Our sources and (uses) of cash during the years ended December 31, 2010 and 2009 were as follows:

                                                      Year Ended December 31,
                                                      ----------------------

                                                     2010             2009
                                                     ----             ----

 Cash (used) in operations                      $(2,228,477)       $(617,851)
 Patent costs                                      (130,198)         (75,042)
 Sale of investment securities                           --           12,608
 Loans from related parties                              --          150,861
 Loans from unrelated parties                        32,549          575,000
 Repayment of loans                                (450,000)              --
 Repayment of convertible debt                   (1,186,700)         (36,251)
 Deferred financing /debt issue costs               (94,851)        (231,580)
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                5,701,266          303,235

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

     Material changes of items in our Statement of Operations for the year ended December 31, 2010, as compared to the same period in the prior year, are discussed below:

                                     Increase
                                        (I)
                                        or
                                     Decrease
Item                                    (D)        Reason
----                                 ---------     ------

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

Accretion of discount on                 I
convertible debt                                  The   repayment   of  a  large
                                                  portion  of  the   convertible
                                                  notes    in    January    2010
                                                  resulted  in the  increase  in
                                                  accretion  of  discount on the
                                                  convertible  debt  during  the
                                                  year.

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

Gain on derivative instruments           I        Increase  is   attributed   to
                                                  repayment    of    convertible
                                                  notes  in  January   2010,  as
                                                  well  as  a  decrease  in  the
                                                  fair  value of the  derivative
                                                  instrument  as a  result  of a
                                                  decrease  in  volatility  used
                                                  to compute  the  Black-Scholes
                                                  fair value.

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


     The basis for our conclusion that each current director should serve as a director is listed below:

            Name                      Reason
            ----                      ------
            Dr. Ricardo Moro           (1)
            Antonia Bold-De Haughton   (1)
            Dennis Burger              (2)
            Phil Gold                  (1)
            Jim Walsh                  (2)

(1) Long standing relationship with us.
(2) Past experience with companies involved with the development of drugs and diagnostic products.

     Other  than  the  foregoing,   we  did  not  consider  any  other  specific
experience, qualifications, attributes or skills that led to our conclusion in this regard.


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


                                                                      All
                                                                    Other
                                                                    Annual
                                                 Restric-            Com-
  Name and                                      ted Stock  Option    pensa-
   Principal            Fiscal  Salary  Bonus    Awards    Awards    tion
   Position              Year     (1)    (2)      (3)       (4)        (5)    Total
------------            ------  ------  -----   ---------  ------   ------    -----

Dr. Ricardo Moro         2010 $148,407    --       --     $847,418     --    $995,825
Chief Executive Officer  2009       --    --       --     $148,480     --    $148,480

Gladys Chan              2010  $75,000    --       --      $28,247     --    $103,247
Principal Financial and  2009       --    --       --           --     --          --
Accounting Officer (6)

Denis Burger             2010 $104,333    --       --     $564,946     --    $669,279
Executive Chairman       2009       --    --       --           --     --          --


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

                                          Stock   Option
                                Paid in   Awards   Awards    All other
Name                             Cash      (1)      (2)     Compensation  Total
--------------------------------------------------------------------------------

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

Non-Qualified Stock
 Option Plan             2,306,000          $0.001             8,870,666


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

                                      Number of          Percent of
      Name and Address                Shares (1)           Class
      ----------------                ----------         ----------

      Dr. Ricardo Moro               19,003,947          11.23%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Gladys Chan                       661,400           0.39%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Antonia Bold-de-Haughton        1,220,800           0.72%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Dennis Burger, Ph.D            12,257,286           7.24%
      1534 SW Myrtle St.
      Portland, OR 97201

      Dr. Phil Gold                   1,884,210           1.11%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      Jim Walsh                       1,714,286           1.01%
      c/o Biocurex, Inc.
      7080 River Road
      Richmond, British Columbia
      Canada V6X 1X5

      All Officers and Directors     36,741,929          21.72%
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

ITEM 15. EXHIBITS

Exhibit
  No.      Description
------     -----------

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

21.1       Subsidiaries (4)
23         Consent of Accountants

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


                                      INDEX
                                      -----




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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (country-regionplaceUnited States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Issuance of common
 stock for Debt
 Settlement:
Jan 2009 - $0.16 -
 $0.24 per share       181,250       181       40,819          -           -          -        -         -           -       41,000
Feb 2009 - $0.08
 per share             (33,333)      (33)      (2,633)         -           -          -        -         -           -       (2,666)
Apr 2009 - $0.09
 per share             250,000       250       22,250          -           -          -        -         -           -       22,500
May 2009 - $0.08
 per share             125,000       125        9,875          -           -          -        -         -           -       10,000
Jul 2009 - $0.075 -
 $0.08 per share       750,000       750       56,750          -           -          -        -         -           -       57,500
Dec 2009 - $0.12
 per share             300,000       300       35,700          -           -          -        -         -           -       36,000
Issuance of common
 stock for Cash:
Jan 2009 - $0.60
 per share             267,000       267       39,783    (40,050)          -          -        -         -           -            -
Jan 2009 - $0.13
 per share             307,892       308       39,692          -           -          -        -         -           -       40,000
Apr 2009 - $0.05
 per share           2,900,000     2,900      142,100          -           -          -        -         -           -      145,000
Aug 2009 - $0.05
 per share           1,000,000     1,000       49,000          -           -          -        -         -           -       50,000
Sep 2009 - $0.05
 per share             400,000       400       19,600          -           -          -        -         -           -       20,000
Sep 2009 - $0.05
 per share             500,000       500       24,500          -           -          -        -         -           -       25,000
Sep 2009 - $0.07
 per share             500,000       500       34,500                      -          -        -         -           -       35,000
Finder fees on
 financing                   -         -      (12,500)         -           -          -        -         -           -      (12,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
Fair Value of
 options granted             -         -      324,650          -           -          -        -         -           -      324,650
Issuance of common
 stock pursuant to
 the exercise of
 stock options and
 warrants             2,070,000     2,070           -          -           -          -        -         -           -        2,070
Fair value of
 warrants granted             -         -      71,389          -           -          -        -         -           -       71,389
Fair value of
 warrants modified            -         -      66,423          -           -          -        -         -           -       66,423
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
Sep 2009 - $0.014
 per share - $0.073
 per share            5,116,818     5,117     555,827          -           -          -        -          -           -     560,944
Issuance of common
stock of Bridge loan  8,214,293     8,214     279,286          -           -          -        -          -           -     287,500
Share issue cost of
 Bridge loan                  -         -      (1,335)         -           -          -        -          -           -      (1,335)
Settlement of derivitative
 liability through
 conversion                   -         -     369,241          -           -          -        -          -           -     369,241
Comprehensive income -
 unrealized gain              -         -           -          -           -          -   15,529          -           -      15,529
Net loss of the year ended
December 31, 2009             -         -           -          -           -          -        -          -  (3,504,048) (3,504,048)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance,  December
 31, 2009            73,062,205    73,061   17,845,563         -           -          -        -   (114,175)(20,571,220) (2,766,711)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------



                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $
Balance,  December
 31, 2009,
 restated           73,062,205     73,061   17,845,563         -            -          -       -  (114,175) (20,571,220) (2,766,771)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for services:
 Feb 2010 - $0.07
  per share            200,000        200       13,800         -            -          -       -         -            -      14,000
 Nov 2010 - $0.05
  per share            800,000        800       43,200         -            -          -       -         -            -      44,000
Issuance of common
 stock for debt
 settlement:
 Feb 2010 - $0.07
  per share          1,157,143      1,157       79,843         -            -          -       -         -            -      81,000
 Jun 2010 - $0.06
  per share            420,000        420       24,780         -            -          -       -         -            -      25,200
 Sep 2010 - $0.06
  per share            350,000        350       20,650         -            -          -       -         -            -      21,000
Issuance of common
 stock for cash:
 Jan 2010 - $0.0714
  per share         90,459,600     90,460    6,370,940         -            -          -       -         -            -   6,461,400
Finder fees &
 Shares issue costs
 on financing                -          -   (1,546,238)        -            -          -       -         -            -  (1,546,238)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
 Feb 2010 - $0.001
  per share            920,000        920            -         -            -          -       -         -            -         920
 Apr 2010 - $0.001
  per share            284,000        284            -         -            -          -       -         -            -         284
 Sep 2010 - $0.001
  per share            188,300        189            -         -            -          -       -         -            -         189
Fair value of options
 granted                     -          -    1,598,845         -            -          -       -         -            -   1,598,845
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
 Warrants exercised
  with cashless        347,727        348         (348)        -            -          -       -         -            -           -
 feature
Fair value of
 warrants modified           -          -       23,376         -            -          -       -         -            -      23,376
Net loss for the
 year ended
 December 31, 2010           -          -             -        -            -          -       -         -   (3,249,729) (3,249,729)
                  ------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 2010          168,188,916    168,189    24,474,411        -            -          -       -  (114,175) (23,820,949)    707,476
                  ------------------------------------------------------------------------------------------------------------------


                                 BIOCUREX, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. dollars)
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS


   BioCurex, Inc. (the "Company") was incorporated on December 8, 1997, under the laws of the State of StateplaceTexas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based on patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex country-regionChina Co., Ltd. ("Biocurex country-regionChina"), a wholly-owned subsidiary in country-regionplaceChina. On December 8, 2009, the Company incorporated OncoPet Diagnostics Inc., a wholly-owned subsidiary under the laws of the State of placeStateColorado.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at December 31, 2010, the Company has accumulated losses of $23,820,949 since the inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the country-regionplaceUnited States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BioCurex placecountry-regionChina and OncoPet Diagnostics Inc. The Company's fiscal year-end is December 31.

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

   Recent Accounting Pronouncements


   In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures have been adopted during the period ended of March 31, 2011 and had no material impact on the Company's financial statements.


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

   A schedule of the patents is as follows:


                                                     December 31,   December 31,
                                                         2010          2009
                                                           $            $

   Patents                                              817,451        696,003
   Less:
   Accumulated amortization                            (318,951)      (224,539)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   498,500        471,464
   ----------------------------------------------------------------------------

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

   c) During the year ended December 31, 2010, the Company received a net advance of 207,325 RMB (US$32,530) from BioCurex country-regionplaceChina's Agent. The advance is non interest bearing, unsecured and due on demand.


5. RELATED PARTY TRANSACTIONS AND BALANCES

                                                    December 31,    December 31,
                                                        2009          2009
                                                          $             $

Due to Pacific BioSciences Research Centre Inc. &      417,734       526,827
Company's President (a)
Due to Company's Chairman (b)                           12,054        62,350
Due to a former officers (c)                             4,930         4,930
-------------------------------------------------------------------------------
                                                       434,718       594,107
-------------------------------------------------------------------------------
a) The Company's research and development is performed by Pacific BioSciences Research Centre ("Pacific"). Pacific is 100% owned by the President of the Company. During the year ended December 31, 2010 and 2009, Pacific performed research and development for the Company valued at $479,778 and $514,225, respectively.


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

       On May 1, 2009, as a result of the Company defaulting on paying interest and principal repayments, the Company expensed the remaining discount of $69,412 and deferred financing fees of $214,434 relating to the Notes. On June 4, 2009, the Company repaid $36,250 to the debt holders and the amount was applied to the principal.

       As a result of the default on repayment, the Company accrued a mandatory prepayment amount of $479,688 at 25% of the outstanding principal, interest in the amount of $232,324 at 18% retroactive from November 1, 2008 and late fee of $12,009 at 18% on the unpaid interest. These amounts owing are included in accrued liabilities.

       The Company entered into a loan modification agreement, dated August 31, 2009, with the debt holders. Pursuant to the agreement, the mandatory prepayment amount and late interest were waived and the terms of the notes were amended as follows:

       i. The maturity date of the notes was extended to December 31, 2012 and no principal payments are due on the notes prior to the maturity date.

        ii.All interest due on the notes through June 30, 2009 was added to the outstanding principal balance and as a result the aggregate principal amount of the notes at June 30, 2009 was increased by $231,250 to $2,150,000.

        iii.The interest rate on the notes remains at prime (as adjusted monthly) plus 2.75% per annum and accrued from July 1, 2009 and is payable in arrears on the first day of each month

        iv.The conversion price was reset at $0.14 per share.

       The present value of the cash flows under the terms of the July 1, 2009 debt instrument was greater than 10% different from the November 26, 2008 debt instrument. As a result, in accordance with ASC 470-50 Debt - Modifications and Extinguishments, the Company deemed the terms of the amendment to be substantially different and treated the convertible notes as extinguished and exchanged for new convertible notes.

       The amended notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.14 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price.

       An Exempt Issuance is defined as:


        i. shares or options issued to employees of the Company for services rendered pursuant to any stock or option plan adopted by the Directors of the Company, not to exceed 500,000 shares or options in any year;

        ii.options issued to officers or directors of the Company, provided that the number of options issued during any twelve-month period may not exceed 500,000;

        iii.shares or options issued at fair market value for services rendered to independent consultants, limited to 500,000 shares or options in any year;

        iv.restricted equity securities sold for cash, provided that no more than 500,000 restricted equity securities can be sold in any year, the restricted equity securities cannot be registered for public sale, and the restricted equity securities, and the exercise price of any warrants, cannot be less than 75% of the market price of the Company's common stock;

        v. shares issued to any note holder in payment of principal or interest;

        vi.shares sold to any note holder;

        vii.securities issued upon the conversion of the Notes or the exercise of the Warrants;

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


      The modified notes were deemed to be extinguished on July 1, 2009 and accordingly the Company reversed the remaining discount associated with the old debt of $129,642 and recognized a discount on the new debt of $737,810 which resulted in a net increase of $608,168. The Company also recorded a gain on extinguishment of debt of $498,003 equal to the difference between the net carrying amount of the old notes and the reacquisition price.


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

      The following table summarizes the changes in the Notes during the years ended December 31, 2010 and 2009:

                                                                        Carrying
                                             Principal     Discount      Value
                                                 $            $            $
                                          --------------------------------------

         Balance, December 31, 2008           1,955,000    (129,642)  1,825,358
         Principal repayments                   (36,250)          -     (36,250)
         Penalty of default                     231,250           -     231,250
         Modification of debt                         -    (608,168)   (608,168)
         Conversion of debt                    (400,000)          -    (400,000)
         Accretion of discount on
         convertible debt                             -     186,809    186,809

                                          --------------------------------------

         Balance, December 31, 2009           1,750,000    (551,001)  1,198,999
         Accretion of discount on
         convertible debt                             -     425,436     425,436


         Principal repayments                (1,186,700)          -  (1,186,700)
                                          --------------------------------------
         Balance, December 31, 2010             563,300    (125,565)    437,735
                                          ======================================

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

   For the year ended December 31, 2009: (continued)

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

   For the year ended December 31, 2009: (continued)

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

   For the year ended December 31, 2009: (continued)

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

8. STOCK-BASED COMPENSATION

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

8. STOCK-BASED COMPENSATION

   A summary of the changes in the Company's stock options is presented below:



                                                                Weighted
                                                Weighted         Average
                                                 Average        Remaining          Aggregate
                                    Number of Exercise Price  Contractual Life   Intrinsic Value
                                     Shares         $             (Years)               $
   ---------------------------------------------------------------------------------------------
     Outstanding, December 31,      3,890,000       0.001           2.99             774,110
      2008

     Granted                        3,717,057       0.001
     Exercised                     (1,620,000)      0.001
   ---------------------------------------------------------------------------------------------
   Outstanding, December 31, 2009   5,987,057       0.001           1.65             652,589

   Granted                         28,500,000      0.0714
   Exercised                       (1,392,300)      0.001
   ---------------------------------------------------------------------------------------------
   Outstanding, December 31, 2010  33,094,757       0.064           7.98             294,064
   ---------------------------------------------------------------------------------------------
   Exercisable, December 31, 2010  14,094,757       0.048           6.54             310,085
   ---------------------------------------------------------------------------------------------

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

   A summary of the status of the Company's non-vested options as of December 31, 2010, and changes during the year end of December 31, 2010, is presented below:

                                            Number of         Weighted Average
   Non-vested                                Options           Exercise Price
   -----------                               -------           --------------

   Non-vested at December 31, 2009           1,453,900            0.0010
   Granted                                  28,500,000            0.0714
   Vested                                  (10,953,900)           0.0621
   ---------------------------------------------------------------------------
   Non-vested at December 31, 2010          19,000,000            0.0714
   ===========================================================================


9. SHARE PURCHASE WARRANTS

     A summary of the changes in the Company's share purchase warrants is presented below:


                                       Weighted Average
                                       Number of shares     Exercise Price
                                       ----------------     --------------
      Balance, December 31, 2008          11,774,962             0.35

         Issued                            7,812,422             0.10
         Exercised                          (450,000)           0.001
         Expired                          (2,184,573)            0.77
      -------------------------------------------------------------------------
      Balance, December 31, 2009          16,952,811             0.14

      Issued                              90,459,600            0.107
      Exercised                           (1,275,000)            0.08(1)
      Expired                             (1,945,277)            0.19
      -------------------------------------------------------------------------
      Balance, December 31, 2010         104,192,134            0.134
      ------------------------------------------------------------------------

      (1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8).

9. SHARE PURCHASE WARRANTS


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

      As at December 31, 2010, the following share purchase warrants were outstanding:


            Warrants          Exercise Price       Expiration Date
            --------          --------------       ---------------

               233,092             $0.06                 7-Jul-2011
               252,278             $0.05                31-Dec-2011(1)
               307,692             $0.17                 2-Feb-2011
               343,833             $0.20                 7-Jul-2011
               400,000             $0.11                18-Aug-2011
               500,000             $0.11                17-Aug-2011
               500,000             $0.11                 3-Sep-2011
               590,909             $0.12                19-Jul-2011
               900,000             $0.11                 5-Apr-2011
             1,000,000             $0.11                15-Jun-2011
             1,000,000             $0.25                30-Apr-2012
             2,000,000             $0.11                 1-Apr-2012
             2,204,730             $0.08                26-Aug-2014
             3,500,000             $0.14                27-Jun-2012
            90,459,600             $0.11                19-Jan-2015(2)
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
                              (Level 1)    (Level 2)   (Level 3)      2010
                             -------------------------------------------------
   Assets:
   Cash equivalents          $  1,737,645  $       -   $     -    $  1,737,645
   -----------------------------------------------------------------------------
   Total assets measured at  $  1,737,645  $       -   $     -    $  1,737,645
    fair value
   -----------------------------------------------------------------------------
   Derivative liabilities    $         -   $       -   $145,159    $   145,159
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

    The following table summarizes the change in derivative liabilities for the year ended December 31, 2010 and 2009:

                                                                           $
   Derivative Liabilities at December 31, 2008                                -
   Addition of new derivative liabilities                               753,494
   Conversion of derivative liabilities                                (369,241)
   Change in fair value of derivative liabilities                       635,250
   -----------------------------------------------------------------------------
   Derivative Liabilities at December 31, 2009                        1,019,503
   Settlement of derivative liabilities                                 (58,150)
   Change in fair value of derivative liabilities                      (816,194)
   -----------------------------------------------------------------------------
   Derivative Liabilities at December 31, 2010                          145,159
   ----------------------------------------------------------------------------

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


c) During the year ended December 31, 2010, BioCurex China entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of $78,200 RMB (approximately $11,885
        USD) at December 31, 2010 to be paid annually.



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


                                           Net     Expiration
          Year Incurred                    Loss       Date

          2000                         $     24,052   2020
          2001                              793,976   2021
          2002                              231,928   2022
          2003                            1,120,379   2023
          2004                            1,400,412   2024
          2005                            1,645,391   2025
          2006                            1,888,080   2026
          2007                            2,327,750   2027
          2008                            1,050,348   2028
          2009                            2,221,456   2029
          2010                            1,731,526   2030
                                         -----------
                                       $ 14,435,298
                                         -----------


   The Company is subject to country-regionplaceUnited States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the country-regionplaceUnited States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                  Year Ended      Year Ended
                                                 December 31,    December 31,
                                                     2010            2009
                                                      $                $

   Income tax recovery at statutory rate            1,137,405        1,226,417

   Accretion of discount on debt                     (214,844)        (130,542)
   Derivative gain/loss                               285,668         (222,338)
   Loss on convertible debt modification                    -          174,301
   Stock based compensation                          (567,778)        (144,400)
   Financing costs                                    (33,277)        (129,353)
   Other                                               15,630            6,400
   Expiry of losses                                   (31,483)               -
   Valuation allowance change                        (591,321)        (780,485)
   ----------------------------------------------------------------------------
   Provision for income taxes                               -                -
   ----------------------------------------------------------------------------

   The significant components of deferred income tax assets and liabilities as at December 31, 2010 and 2009 are as follows:

                                                  December 31,     December 31,
                                                      2010             2009
                                                        $                $
                                                  ------------------------------

   Net operating loss carryforward                   5,052,354        4,477,802
   Intangible assets                                    52,012           35,243
   Valuation allowance                              (5,104,366)      (4,513,045)
   -----------------------------------------------------------------------------
   Net deferred income tax asset                             -                -
   -----------------------------------------------------------------------------

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

16. RESTATEMENT OF PRIOR YEAR'S FIGURES



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

    The following tables reflect the adjustment and restated amounts:

                                   December 31, 2009
                                  As Previously                December 31, 2009
                                     Reported     Adjustment      As Restated
                                        $             $                 $
                                ----------------- ----------   ----------------
   Consolidated Balance Sheets

   Current Liabilities
     Derivative liabilities             39,966     732,588  (a)
                                                   616,190  (b)
                                                  (369,241) (d)      1,019,503
   Long Term Liabilities
     Convertible debt                1,411,801      48,251  (c)
                                                  (261,053) (e)      1,198,999


   Stockholders' Equity

     Additional Paid-in Capital     17,476,322     369,241  (d)     17,845,563

     Retained Earnings            (19,435,244)  (1,135,976)        (20,571,220)

                                   Period from
                                  January 1, 2001                  Period from
                                     (Date of                    January 1, 2001
                                  Inception) to                     (Date of
                                   December 31,                  Inception) to
                                       2009                       December 31,
                                  As Previously                       2009
                                     Reported     Adjustment      As Restated
                                        $             $                  $
   Consolidated Statements of
   Operations and Other
   Comprehensive Loss

     Accretion of discounts on
     debt                          (3,265,883)    (48,251)   (c)   (3,314,134)
     Loss on derivative
     financial instruments            (98,728)   (616,190)   (b)     (714,918)
     Gain (loss) on
     extinguishments of
     convertible debt                   96,626   (471,535)   (e)     (374,909)


     Net Loss                     (19,435,244)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)  (20,571,220)

     Total Comprehensive Loss     (19,435,244)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)  (20,571,220)


                                    Year Ended
                                   December 31,
                                       2009                       Year Ended
                                  As Previously                December 31, 2009
                                     Reported     Adjustment      As Restated
                                        $             $                $
   Consolidated Statements of
   Operations and Other
   Comprehensive Loss

     Accretion of discounts on
      debt                           (324,727)    (48,251)   (c)     (372,978)
     Loss on derivative                           616,190)
      financial instruments           (19,060)   (471,535)   (b)     (635,250)

     Net Loss                      (2,368,072)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)   (3,504,048)


     Total Comprehensive Loss      (2,352,543)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)   (3,488,519)

     Net Loss per Share                 (0.04)      (0.01)   (b)
                                                    (0.01)   (e)        (0.06)

                                    Year Ended
                                   December 31,
                                       2009                        Year Ended
                                  As Previously                December 31, 2009
                                     Reported     Adjustment       As Restated
                                        $             $                  $
   Consolidated Statements of
   Cash Flows

     Net Loss                      (2,368,072)   (616,190)   (b)
                                                  (48,251)   (c)
                                                 (471,535)   (e)   (3,504,048)

     Accretion of discounts on
     debt                            (324,727)    (48,251)   (c)     (372,978)

     Gain on extinguishment of
     debt                            (969,538)     471,535   (e)     (498,003)

     Loss on derivative
     financial instruments             19,060      616,190   (b)      635,250

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

                                   SIGNATURES



     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23 day of March, 2012.


                                    BIOCUREX, INC.


                                     By:/s/ Dr. Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - Principal Executive
                                        Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date


/s/ Ricardo Moro
----------------------          Principal Executive        March 23, 2012
Dr. Ricardo Moro                Officer and a Director


 /s/ Gladys Chan
----------------------          Principal Financial        March 23, 2012
Gladys Chan                     and Accounting Officer


/s/ Antonia Bold-deHaughton     Director                   March 23, 2012
---------------------------
Antonia Bold-de-Haughton


                                Director
----------------------
Denis Burger


                                Director
----------------------
Dr. Phil Gold


                                Director
----------------------
Jim Walsh


/s/ Paul Slowey                 Director                   March 23, 2012
----------------------
Paul Slowey


/s/ Trent Davis                 Director                   March 23, 2012
----------------------
Trent Davis

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS