Form 10-K
period 2011-12-31
BIOCUREX INC
filed 2012-03-30
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2011, was approximately $4,463,194

As of March 31, 2012, the Registrant had 184,617,814 outstanding shares of common stock.

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

RECAF is a molecule found on most cancer cells, including breast, colon, prostate and lung cancers, but not on normal cells. RECAF can be used in blood tests to determine if a patient has cancer. The blood test can be formatted for use on automated instrumentation typically found in large clinical and hospital laboratories or manually. It can also be formatted as a point-of-care (POC) single use rapid test for use in physicians’ offices, urgent care facilities and at the bedside. Once approved by the FDA, the tests could be used in general screening or in high risk patients to determine if an individual has cancer. It could also be used to detect recurrence of cancer in patients after therapy.

Unlike other cancer markers mentioned in the American Cancer Society website (www.cancer.org) that only detect the presence of a specific cancer type (CEA for colon cancer and PSA for prostate cancer), RECAF is found on most types of cancer and, therefore, could have much broader use than most other cancer markers in development or currently in use. Moreover, unlike these existing cancer markers, RECAF has been shown to detect early stages of breast and prostate cancers when the likelihood of cure is highest.

We have granted Abbott and Inverness, two large diagnostic equipment manufacturers, semi-exclusive licenses to use the RECAF tests on blood samples processed in automatic equipment typically found only in large clinical/hospital laboratories and non-exclusive licenses for other test formats. Under the terms of these licenses, we can grant one additional similar semi-exclusive license for automated testing and we have retained rights for manual tests not processed in automatic equipment, POC rapid tests for the physicians’ office, including all other single-format potential uses and all test formats used for veterinary applications. The Abbott license has been amended to relieve them of research and development responsibilities and, to our knowledge, they have not taken any steps towards commercializing our technology. Inverness has been conducting research and development trying to adapt our technology to their diagnostic platform. However, to our knowledge, they have not yet reached the stage where they are prepared to enter into clinical trials in order to obtain FDA approval or to commercialize our technology or any related products.

We have previously developed the following tests, which are no longer the focus of our growth plans, for the detection of cancer in tissue or cells based on RECAF technology:

●	Histo-RECAF—a tissue-based cancer detection test that involves staining cancer cells, thereby allowing a pathologist to easily view the cancer cells with the use of a microscope; and

●	Cryo-RECAF—a cell-based cancer detection test that can be used by pathologists during surgery to determine whether cancer cells are benign or malignant.

See “Business Strategy” below for information concerning our principal objectives for the twelve months ending January 31, 2013.

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

The American Cancer Society has estimated that there were over 1.5 million new cancer diagnoses in the USA and roughly 570,000 million deaths during 2011. Although the United States has reported declining cancer-related deaths for the past few years, the World Health Organization estimates that worldwide there will likely be approximately 16 million new cancer diagnoses annually by the year 2020, with roughly 10 million related deaths each year. Over the next 20 years, the global incidence of cancer is projected to increase by 50%.  We believe that the growing numbers of people developing and living with cancer will continue to increase the demand for cancer diagnostic products. In particular, two diagnostic areas that have significant unmet need are the early detection of primary cancer and early detection of recurrence after therapy.

Market Dynamics

The oncology market is one of the largest pharmaceutical markets. The global cancer market is forecast to grow at an average annual growth rate of over 5% to an estimated $60  billion in 2012, up from $38.5 billion in 2003.  The National Institutes of Health estimates that the overall costs of cancer in 2010 were estimated to be $$263.8 billion, composed of $102.8 billion for direct medical costs (total of all health expenditures), $20.9 billion for indirect morbidity costs (cost of lost productivity due to illness), and $140.1  billion for indirect mortality costs (cost of lost productivity due to premature death).

Worldwide Cancer Diagnostics Market

As of 2010, the global in vitro diagnostics market for  diagnostic tests exceeded $46 billion annually Within the overall market the molecular diagnostic testing market sector is growing by approximately 10% each year and forecast to reach over $10.2 billion by 2012, with a forecast number of tests close to 550 million per annum. Within this larger diagnostics market, cancer testing is anticipated to experience some of the most robust growth over the next three to five years, having recently exceeded $1 billion in annual sales. We believe that the primary drivers for sales of diagnostic products for cancer markers are performance, price, service and marketing. At present, the five largest markets for these products are the United States, Europe, Japan, China and India.

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

While advances in early detection have improved the prognosis of many cancers, prostate, lung, and breast cancers are still among the most commonly diagnosed and the most fatal cancers. For example, among both men and women, lung cancer is the number one cause of cancer-related death, which is believed to be due to the lack of early detection methods. By the time of diagnosis, only approximately 16% of lung cancer patients have tumors that are still in an early stage. For these patients, the five-year survival rate is 50% versus 15% when more advanced tumors are also included. If breast cancer is caught and treated at its earliest stages, patients have five-year survival rates between 81% and 100%. However, if the cancer progresses to Stage IV before it is diagnosed, a patient’s likelihood of survival at five years is only 20%.

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

Detecting a cancer marker in higher-than-normal amounts in the body may signify the presence of a malignancy. For some indications, the expressed amount of a particular marker can also signal the disease’s stage (i.e., how far the cancer has progressed). For instance, a common cancer marker for liver cancer, alpha-fetoprotein (“AFP”), not only signals the potential presence of liver cancer, but can also indicate the size of the tumor. However, it is important to note that AFP’s sensitivity as a cancer marker is only approximately 60%, meaning that roughly 40% of patients with liver cancer do not have an elevated AFP. (In oncology, sensitivity is the ability of a test to detect cancer. If all cancer patients test positive for having cancer with a particular test, the test’s sensitivity would be 100%. Specificity measures how well the test detects healthy individuals, i.e., whether it produces false positives, that is, falsely identifies patients as having cancer when they do not. If a test does not return any false positives, it has 100% specificity.)

Cancer Markers in Clinical Use

Markers	Associated Cancers

Alpha-fetoprotein (“AFP”)	Testicular cancer, Liver cancer
CA-125	Ovarian cancer, Endometrial cancer
Carcinoembryonic antigen (“CEA”)	Colorectal cancer
Prostate specific antigen (“PSA”)	Prostate cancer
Human chorionic gonadotropin (“hCG”)	Testicular cancer, Choriocarcinoma
Nuclear matrix protein (“NMP22”)	Bladder cancer

After testing for a cancer marker, further identifying the cells that express the marker may enable a definitive diagnosis. Oncologists measure marker levels to assess a patient’s response to treatment, evaluate appropriate future treatments, and check for signs that the cancer may be recurring. If, after treatment, marker levels have decreased from the level at diagnosis, it may indicate that the cancer is responding favorably to the treatment. Conversely, if marker levels rise, the oncologist may consider an alternative therapy option, as the tumor is probably not responding to treatment. Depending upon the patient and the cancer, these follow-up tests may be continued for life, occurring as frequently as every two to three months.

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

●
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

●
If the minimum PSA value is increased (where men would have to show even higher levels of the marker in order to enable detection by a PSA test), the PSA could be considered to be more accurate, as more men will likely be correctly identified as having prostate cancer and not a benign condition. However, for many of these men, waiting for their PSA levels to

●
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

●	Many markers are also restricted to only certain cancers. For example, the PSA test can help detect prostate cancer, but would not be used to screen for breast cancer.

●
The same marker is not always expressed on every patient’s cancer even if it is related to the same organ. For instance, Genentech’s cancer drug, Herceptin, treats metastatic breast cancer that is positive for human epidermal growth factor receptor 2 (HER2). However, HER2 over-expression occurs in only approximately 25% of women with breast cancer.

●
The detection of “normal” levels of a cancer marker can occasionally be ambiguous. For some cancer markers (such as CA-125, which is more prevalent in ovarian cancer cells than in other cells), even individuals without the cancer can demonstrate varying levels of the marker. In some cases, CA- 125 expression depends on age and gender, with women younger than 50 having higher amounts of this protein in their bodies than women over 50 or men. Like other markers, benign conditions, including infections and endometriosis, can also cause elevated CA-125 levels. As a result, the classification of a normal value is difficult. MedlinePlus, a service of the U.S. National Library of Medicine and the National Institutes of Health (NIH), reports that perceived normal CA-125 levels vary depending on which laboratory is administering the test. Consequently, CA-125 tests are more effectively used to monitor the progression of ovarian cancer and the patient’s response to treatment, rather than to diagnose the cancer in an otherwise healthy individual.

In addition, in the early stages of cancer, many patients express relatively low levels of known cancer markers, evading detection by current cancer marker tests. As a result, even widespread markers—such as carcinoembryonic antigen (CEA), which can be found in patients with a variety of cancers—are not effective at detecting occult (hidden) cancers. The CEA assay, discovered by Dr. Phil Gold, a member of our board of directors, was one of the first successful blood tests to enter general clinical use.

Types of Cancer Testing

Cancer testing encompasses a wide variety of products and technologies, including the following: (1) assays for cancer markers; (2) imaging, such as mammography (a breast X-ray to detect tumors); (3) clinical chemistry assays that detect changes in normal physiological parameters; and (4) cytological and histological tests. Each of these procedures is used for at least one of three tasks—screening, diagnosis/monitoring, or imaging—each of which is briefly described below.

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

Diagnosis/Monitoring. Cancer markers are primarily used for diagnostic and monitoring purposes. While typically markers alone are not used to diagnose a disease, they do help determine if cancer is likely. They also help monitor the cancer’s progression, response to treatment, and potential for recurrence. To test for a marker, a sample of the patient’s tissue, blood or other body fluid is sent to a laboratory where the detection of the marker is determined.

Imaging. In healthcare, imaging is the process by which physicians obtain pictures of the body’s interior. Oncologists use imaging as a noninvasive method to help see tumors and detect occult metastatic cancer. Special dyes are often administered to enable organs to show up better on film. We believe that there are two primary unmet needs in imaging at present: (1) the existence of a marker test that can detect cancerous cells before the disease clinically manifests itself; and (2) the presence of a marker to identify secondary cancer after the primary treatment has begun.

Cancer testing is dominated by serum-based cancer markers, including CEA, PSA, CA-125, bladder tumor antigen (BTA), and TruQuant BR (for monitoring breast cancer). In 2003, worldwide sales of these serum assays were approximately $860 million. We estimate that there are over 100 million serum screening tests performed each year. However, most of the assays are specific to a particular cancer and suffer from poor sensitivity and specificity. As an example, assay sales for CEA, a relatively insensitive assay for colorectal cancer, are estimated to be over $300 million annually. In The Nation’s Investment in Cancer Research: A Plan and Budget Proposal for Fiscal Year 2008, the NCI emphasized the need for improved markers for prostate cancer as well as the development of more markers for hard-to-detect cancers. In addition, the NCI specifically listed validating cancer markers for disease prognosis, metastasis, treatment response, and progression as one of its future strategies.

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

Reimbursement, third-party payers and financing for companies developing diagnostics. In the United States, the costs of a variety of medical procedures, including diagnostic laboratory tests, are covered by both federal and private insurance plans. We believe the reimbursement policies of healthcare providers will drive increased usage of cancer marker tests and that reimbursement amounts will reflect the usefulness of the tests—the more accurate the test, the higher the reimbursement amount. On that basis, a RECAF-based test, which has broad applicability and is highly accurate, should command a relatively high reimbursement amount. Due to cost containment practices of managed care organizations as well as federal healthcare programs, certain testing technologies may be used more selectively by medical providers. We estimate that reducing healthcare expenses could lead to the reduction or the elimination of cancer markers with low associated sensitivities and specificities. We want to market RECAF as a high value-added test with widespread utility and significant predictive value that will meet applicable cost containment guidelines.

Funding for basic and disease-related research.  The NIH invests over $31 billion annually in medical research, of which an estimated $7-8 billion was spent on cancer research.  The National Cancer Institute’s Budget alone for fiscal year 2012, already approved by President Obama, is for $5.2 million and additional resources are allocated to cancer research  Additionally, R&D spending is increasing in all regions of the world, with the total R&D spending by biotechnology companies in 2006 estimated at 1.023 trillion, up from $977 billion in 2005 and $922 billion in 2004.

An increased focus on lowering healthcare spending via improved diagnostic testing and patient monitoring that can reduce the costs of misdiagnosis. In 2010  U.S. healthcare expenditures totaled approximately $2.593 trillion, and are forecasted to reach $2.75 trillion in 2012. For 2010, healthcare accounted for 17.9% of the gross domestic product in the United States up from 13.8% in the year 2000. U.S. healthcare premiums increased by 131% between 1999 and 2009 or 13.9% per annum.  Many policy experts believe new technologies and the spread of existing ones account for a large portion of medical spending and its growth.

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

The RECAF Cancer Marker

Based on our research, which has been confirmed by Abbott and jointly presented at an international cancer conference, RECAF appears to be a cancer marker for multiple types of cancer. Every type of cancerous tissue that we have tested has expressed RECAF. It is expressed on over 90% of cancer samples that we have studied thus far, including breast, lung, stomach, colon, ovarian and prostate cancer samples. To our knowledge, there is no other cancer marker in use that has the same universal presence with comparable sensitivity and specificity as RECAF. Since RECAF detects cancer earlier and more accurately with less false positives than other markers, we believe that RECAF could replace many currently available cancer markers that are targeted to only one type of cancer, as well as offer a useful diagnostic tool for cancers where there is not yet thought to be an effective marker, such a lung and breast cancer.

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

We believe that RECAF has potential as a universal cancer marker for the following reasons:

●	Current serum markers are deficient in terms of sensitivity and specificity, creating a need for enhanced markers.

●	Current markers for breast and lung cancers (one of the most fatal cancers) are not very accurate and therefore not widely used. These types of cancers are among the best detected by RECAF.

●
Routine RECAF testing after cancer therapy may be able to detect recurrence earlier and more economically than other technologies in current use. We believe that having one cancer marker to monitor all patients is a great advantage for the clinical laboratory.

●
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

Serum-RECAF can be effectively used to initially screen patients who present symptoms of cancer as well as to monitor patients for recurrence who have already been treated for cancer. We believe that our Serum-RECAF assay performs better than many current technologies at detecting prostate cancer as well as at discriminating between malignant and benign tumors. Accordingly, Serum-RECAF may have the potential to become a standardized blood test widely available in clinical laboratories due to its detection capabilities and ease of use. If successfully developed and submitted to the FDA for clearance, we believe that Serum-RECAF, used to monitor a patient’s progress following surgery, chemotherapy or other treatment, will be considered a Class II Medical Device, which is important in the pathway to regulatory approval. Future variations of this product could include the ability to test other body fluids, such as saliva, vaginal fluids, and urine, for RECAF.

RECAF Product Formats

There are three basic formats for RECAF technology: (i) automated testing in large clinical and hospital laboratories; (ii) non-automated, or manual, testing by clinicians in smaller laboratory settings and where expensive automated instrumentation is not available or not practical; and (iii) point-of- care (“POC”), rapid test formats for physicians’ offices, urgent care facilities, or the bedside. These formats may be used to detect cancer in patients and for veterinarian use.

Automated Format

Our initial business strategy was to license the automated testing format on a semi-exclusive basis to three licensees. We have granted two of the three semi-exclusive licenses for this testing format–one to Abbott and one to Inverness. Under the agreements with Abbott and Inverness, we are allowed to grant one more semi-exclusive license for the automated format.

In early 2007, we completed converting our blood based Serum-RECAF test to colorimetric format (“flash chemiluminescense”) to make it more practical for laboratory use required by our licensees and to improve sensitivity. This format improves detection of smaller, earlier stage tumors and magnifies the measured difference in RECAF serum values between cancer and normal patients. The test results found that RECAF had 80% to 90% sensitivity for a variety of cancers, with 95% specificity for lung, breast, stomach and ovarian cancers in particular.

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

To initiate this, we have formed a wholly owned subsidiary in China. The subsidiary, named “Biocurex China Co., Ltd.” will be used to assemble, market, and distribute our RECAF tests in China. The critical reagents will be shipped from North America for quality control purposes. Our first market is Shanghai, where we are represented by a clinical oncologist who will collect the samples and administer the tests in-house. Once we are operational in Shanghai, we will expand to other large population centers in China such as Beijing and Tianjin. If the model is successful, we then plan to replicate it in other countries in Asia, Latin America and Eastern Europe.

In the United States, once the FDA has approved the automated testing format, we will be able to apply for 510k approval for the manual testing format on an expedited basis.

Point-of-Care, Rapid Test

As another segment of our current strategy, we have developed a prototype blood-based POC rapid test for cancer detection or follow-up in physicians’ offices and urgent care facilities. This format may also be useful in third-world countries or areas with large rural populations where access to even small clinical laboratories is not available.

Our POC rapid test device will be similar to a common pregnancy test kit. The rapid test cartridge will contain a small strip that is coated with the indicator molecules to detect RECAF in a blood sample. These types of tests are used for a variety of applications in diagnostic medicine, and they can be efficiently developed from the prototype data that we currently have

We anticipate that our POC rapid test will require the development of a small, portable instrument to read the intensity of the colorimetric endpoint line in order to alleviate the variability of eye measurements. We will likely need to eliminate operator variability to be eligible for certain medical reimbursements.

When a patient enters a physician’s office with a specific symptom or concern where cancer is suspected, the physician could administer the rapid test to receive a preliminary indication as to the presence of elevated RECAF levels in the blood. We anticipate that such a cancer test could be used as easily and as routinely as a blood sugar or cholesterol reading is now used as part of a blood test. The more detailed Serum-RECAF laboratory test would be used to confirm the rapid test result as is common now for most of the rapid tests used in the infectious disease setting.

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

Currently, our wholly owned subsidiary, OncoPet(TM) Diagnostics, Inc., has entered into a further two non-exclusive distribution agreements with two prominent US veterinary suppliers for the distribution of the OncoPet Sample Collection Kit for canine cancer diagnosis.

Per the non-exclusive distribution agreement, the suppliers will purchase vouchers for tests to be carried out in our facilities.  The distributor then sells the vouchers to veterinarians, veterinary practices, veterinary hospitals and others within the United States and territories of the U.S. including Puerto Rico, Guam as well as others.  The voucher includes a sample collection kit which the veterinarian will use to process the blood and ship the serum to our laboratory for testing.  OncoPet then emails the results directly to the veterinarian.

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

Business Strategy

Our RECAF technology has possibilities in a wide variety of applications in the fields of human and veterinary medicine. Our strategy is to continue to focus on obtaining non-exclusive licensing agreements for various application of RECAF technology while developing other applications ourselves.  Specifically, we intend to pursue the following:

●	grant one additional semi-exclusive license for testing blood samples using automated testing equipment;

●	commercialize veterinary applications of RECAF testing technology not requiring regulatory approvals;

●	finish developing a POC rapid format test for the doctor’s office and bedside use;

●	conduct clinical trials and seek FDA clearance for marketing of our RECAF tests; and

●	commercialize manual testing formats in China.

●	We cannot assure you that we can successfully achieve any of these objectives.

Our future objectives may change due to a number of factors, including:

●	the amount of capital we are able to raise;

●	our ability to accomplish the objectives listed above;

●	our determination that a market does not exist for our products or tests;

●	new estimates of the time and capital required to accomplish an objective are substantially greater than our original estimates.

●	our assessment of potentially faster ways to begin generating revenue using our RECAF technology; and

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

Point-of Care Rapid Tests

We anticipate that a POC rapid cancer test could be used in the future as easily and as routinely as a blood sugar or cholesterol reading is now part of a blood test. When a patient enters a physician’s office with a specific symptom or concern where cancer is suspected, the physician could administer the rapid test to receive a preliminary indication as to the presence of elevated RECAF levels in the blood. The more detailed Serum-RECAF laboratory test would be used to confirm the rapid test result as is common now for most of the rapid tests used in the infectious disease setting.

In September 2007, we presented preliminary results with our prototype rapid test to an international cancer congress. Data indicated solid discrimination between cancer and healthy cells and correlated with results from our Serum-RECAF. With the N.N. Blokhin Cancer Research Center in Moscow, Russia, we studied RECAF as a rapid test for cancer detection. Results found that RECAF could detect 80.4% of ovarian cancers in Stages I to III with an 88% specificity. This study tested 64 normal, non-cancerous samples and 51 ovarian cancer serum samples, which included 25 Stage I or II cancers and 26 Stage III cancers. We believe that these results signify a potential breakthrough that could simplify cancer detection. When applied to early stage ovarian cancer, our prototype POC demonstrated better performance than a CA-125 blood test, a tumor marker often found in higher-than-normal amounts in the blood of women with ovarian cancer.

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

Veterinary Applications

Basic research shows that RECAF is a highly conserved (common and essentially identical) molecule in humans and animals. We confirmed in our laboratory with samples provided from three different sources that our RECAF test detects malignancy in dogs and cats. The test, which we call Pet- RECAF, correctly detected 85% of the cancers at the standard specificity value of 95%. These figures are consistent with those obtained on human patients.

Initially our focus will be directed to dogs and cats. We believe we can begin marketing this application quickly because it does not require government or regulatory approvals and we have completed the developmental testing. We will market this application under a separate brand name. We plan to pursue a dual-channel revenue generation strategy. In some markets we will license our technology to clinical labs who will conduct the testing and in other markets PBRC will do the testing in our own contract laboratory. Our POC rapid test is also being developed for the veterinary market and may be available for commercialization before it is available for human use. We will market our product directly to end users, such as veterinarians and animal protection societies, and through distributors.

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

Expenditures on Household Pets and Market Size

There are approximately 75 million household dogs in the United States and on average dog owners spend $219 on veterinary visits annually. There are approximately 88 million household cats in the United States and their owners spend an average of $175 a year on routine veterinary visits. Dog- owning households that spent $1,000 or more in a year jumped from 2.2 percent in 1996 to 8.4% in 2006. Dogs averaged 1.5 visits to the veterinarian during 2006, and cats averaged 0.7 visits to the vet in the same year.

An interesting statistic that supports the growth in dog and cat populations is that Western European cat and dog food sales were US$14.47 billion in 2007, up from US$10.16 billion in 2002. Growth was projected at 7.6% per annum, so by extrapolation the 2012 is estimated to be US$15.57 billion.

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

Market Strategy

Our marketing strategy for our Pet-RECAF test is based on the following assumptions:

●	There is no need for regulatory approval with respect to our Pet-RECAF product and, therefore, we can begin marketing this product immediately.

●	The costs involved to commercialize Pet-RECAF are manageable.

We plan to begin in British Columbia where we can commercialize the application ourselves and then expand into other markets as we establish ourselves. In essence, the local market becomes a testing ground to trim and assess the logistics related to this enterprise. Blotted blood samples collected by veterinarians will be shipped to PBRC for testing. Our marketing efforts will target both veterinarians, who have to recommend Pet-RECAF to the pet owners, and the pet owners themselves. For marketing purposes, we have formed a wholly owned subsidiary, OncoPet Diagnostics, Inc., and have reserved the Internet domains: OncoPet.net, OncoPet.com, OncoPetDiagnostics.com and OncoPetDiagnostics.net.

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

Our RECAF tests for the veterinarian market will be marketed initially by us and by distributors of veterinarian products. Since October 2010 we have entered into agreements with three veterinary product distributors for the marketing of tests in the United States, Europe and Taiwan. The distributors for the U.S. and Taiwan markets will purchase vouchers for tests to be carried out in our facilities.  The distributors will then sell the vouchers to veterinarians, veterinary practices, veterinary hospitals and others within their territories.  The voucher includes a sample collection kit which the veterinarian will use to process the blood and ship the serum to our laboratory for testing.  We will then email the results directly to the veterinarian. The distributor for Europe will purchase RECAF test kits from us and will perform the tests at the distributor’s facility in the Netherlands.

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

Patents

Our patents, currently registered in over 20 countries, cover over 40 claims and relate to methods for diagnosis and treatment of cancer using the RECAF cancer marker. Our original U.S. patent expires in 2014 and our patents in Australia, Russia and China expire in 2015. Our U.S. patent (“Detection of cancer using antibodies to the AFP receptor”) includes 17 claims and protects technologies using Serum-RECAF kits. The patent also entails in vitro applications for diagnosis, screening, and follow-up of cancer and leukemia. At present, we are working toward the submission of additional patent applications related to RECAF that potentially could provide us with protection for an additional 20 years.

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

At this point in time, we believe that our competitive position in the cancer detection market is strong for a number of reasons including the following:

●
Inherent Advantages of the RECAF marker. As previously discussed, the RECAF marker has several advantages over all other cancer markers known to us, including its ability (i) to detect all of the major cancers and likely the less ubiquitous ones as well, (ii) to detect them in early stages, where 80-90% can be cured and (iii) to function as a diagnostic and follow-up tool. In addition, and based upon studies we have conducted, we believe that for certain types of cancer, its serum-based screening assays is more accurate than the screening assays of our competitors.

●
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

●
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

This type of FDA submission is referred to as a 510k submission and is initially handled by the FDA within a 90-day timeframe but can be longer if additional information is required. Based upon our review of the FDA’s classification of other cancer markers, we are of the opinion that our RECAF tests used to monitor a patient’s progress after surgery, chemotherapy or other treatment, will be classified as Class II medical devices.  If the FDA classifies our RECAF tests as Class III medical devices, then a pre market approval (PMA) would be required which typically requires more extensive clinical data . FDA reviews PMA submissions in a 180-day timeline. If there are unaddressed scientific issues, the FDA review scientists can ask for additional information and put the submission temporarily on hold. If a product is a first of a kind, or if it presents unusual issues of safety and effectiveness, it is generally reviewed before it is approved by an advisory panel of outside experts. Approval of a PMA requires review of the manufacturing processes, an inspection of the manufacturing facility, a monitoring audit of clinical data sites, as well as comprehensive review of the premarket data. The review process for a Class III medical device can take up to 12 months, and in some cases longer.

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

We cannot assure you that we, or any of our licensees, will be successful in obtaining clearances or approvals from any regulatory authority with respect to our serum screening assay. The lack of regulatory approval for our products will prevent the sale of these products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries will have a material adverse impact on our operations.

With respect to our Pet-RECAF test, devices for infectious disease currently require U.S. Department of Agriculture approval whereas devices for cancer detection currently do not.  Cancer tests run in our laboratory, or in clinical laboratories licensed by us, do not require USDA or Canadian approval as a service, as opposed to a device is being marketed. Our Pet-RECAF test, as well as the marketing of this test, does not require FDA approval in the Unites States, Canada or China.

Employees

All of our research, development and other technical activities, as well as all of our administrative services, are performed for us by Pacific Bioscience Research Centre, which is owned by Dr. Moro-Vidal, our chief executive officer and a member of our board of directors. All of our employees are also employees of Pacific Bioscience Research Centre.  As of January 31, 2012, Pacific BioScience Research Centre had six full-time employees/consultants.  Our relationship with Pacific Bioscience Research Centre and with its employees is good.  See the section of this prospectus captioned “Management – Transactions with Related Parties” for information concerning our Agreement with Pacific Bioscience Research Centre.

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

ITEM 4.     MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol “BOCX.”

Shown below is the range of high and low quotations for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/2010	$0.07	$0.07
6/30/2010	$0.05	$0.05
9/30/2010	$0.06	$0.06
12/31/2010	$0.07	$0.06

3/31/2011	$0.07	$0.05
6/30/2011	$0.05	$0.01
9/30/2011	$0.05	$0.02
12/31/2011	$0.03	$0.01

As of March 27, 2012 there were approximately 135 record holders of our common stock and over 2,000 shareholders who owned shares through brokerage houses, banks and similar financial institutions.

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

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the year ended December 31, 2011.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 7 during the year ended December 31, 2011.

During the year ended December 31, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market.  During the year ended December 31, 2011 none of our officers or directors, nor any of its principal shareholders, purchased, on our behalf, any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2012 we had 184,617,814 outstanding shares of common stock.  The following table lists additional shares of our common stock which may be issued as the result of payment of note principal or interest with shares of our common stock or as the result of the exercise of outstanding options or warrants or the conversion of notes:

	Number of	Note
	Shares	Reference

Shares issuable upon conversion of notes or as payment of principal on the notes	4,188,154		A

Shares issuable upon exercise of warrants issued to consultants	937,500	B

Shares issuable upon exercise of Non-Qualified Stock Options granted to officers, directors, employees and consultants.	1,631,600	C

Shares issuable upon exercise of warrants granted to our officers, directors, employees, financial consultants and private investors	3,000,000	D

Shares issuable upon exercise of warrants issued to note holders	2,628,266	E

Shares issuable upon warrants sold to public investors	90,459,600	F

Shares issuable upon exercise of warrants issued to underwriter	8,400,000	F

Shares issuable upon exercise of options granted to officers and directors	28,500,000	G

Shares issuable upon conversion of note	7,850,000	H

Shares issuable upon conversion of note	4,250,000	I

A.           In June 2007 we sold convertible notes, plus warrants, to private investors for $3,000,000.  The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets.  At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.13.  Due to principal payments and conversions, the outstanding principal balance of the notes as of December 31, 2011 was $544,460.

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

C.           Options are exercisable at a price of $0.001 per share and expire on various prior to March 2014.

D.           Warrants in this category were not granted pursuant to our Non-Qualified Stock Option Plan.  The warrants are exercisable at prices between $0.05 and $0.12 per share and expire on various dates prior to August 2014.

E.    During 2003 we sold convertible notes in the principal amount of $529,813 to six private investors.  As of January 31, 2012, all notes, with the exception of one note in the principal amount of $33,000, had either been repaid or converted into shares of our common stock.  For every share issued upon conversion, the note holders received warrants to purchase one share of our common stock.  The warrants are exercisable at prices between $0.05 and $0.176 per share and expire in 2014.  As of January 31, 2012, warrants to purchase 2,204,730 shares remained outstanding.  The remaining note, which bears interest at 5% per year, can be converted at any time into 211,768 shares of our common stock.  If this note is converted, the note holder will receive warrants to purchase 211,768 shares of our common stock.  These warrants, if issued, will be exercisable at a price of $0.17 per share and will expire in five years after their issuance.

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

G.           These options, which were granted on January 22, 2010, were not granted pursuant to our Non-Qualified Stock Option Plan.  The options are exercisable at a price of $0.0714 per share and expire on January 22, 2020.

H.           In December 2011 we sold a convertible note in principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 5, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 7,850,000 shares of our common stock if the note was converted on March 31, 2012.

I.     In February 2012 we sold a convertible note in principal amount of $42,500 to the same private investor mentioned in Note H above. The note bears interest at 8% per year and is payable on or before February 19, 2013. At any time after August 7, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 4,250,000 shares of our common stock if the note was converted on February 20, 2012.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Material changes in the line item of our balance sheet between December 31, 2011 and December 31, 2010 are discussed below

Increase (I)
Item	or Decrease (D)	Reason

Cash	D	(1)
Debt issue cost	D	(1)
Derivative liability	D	Derivative liability decreased as a result of a decrease in the price of our common stock. The price of our common stock is one component used in determining the amount of the derivative liability.
Loans payable	I	Due to amortization of accretion
Due to related parties	I	Due to new related party fees to new director.
Convertible debt	I	This is related to the new convertible loan in December 2011.
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

Our sources and (uses) of cash during the years ended December 31, 2011and 2010 were as follows:

	Year Ended December 31
	2011	2010
Cash (used) in operations	$(1,554,571)	$(2,228,477)
Patent costs	(48,728)	(130,198)
Proceeds from sale/purchase of equipment,	(16,195)	--
Repurchase of shares	(20,000)	--
Loans from unrelated parties	--	32,549
Proceeds from convertible debt	78,500	--
Repayment of loans	--	(450,000)
Repayment of convertible debt	(18,840)	(1,186,700)
Deferred financing /debt issue costs	(3,500)	(94,851)
Proceeds from sale of common stock and exercise of options and warrants, net of issuance costs	2,288	5,701,266

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000.  The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets.  At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.13.  From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders.  The Company repaid $18,840 to the note holders from the proceeds of the Asher loan in December 2011. Due to principal payments and conversions, the outstanding principal balance of the notes as of December 31, 2011 was $544,460.

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

In December 2011 we sold a convertible note in principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 5, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 7,850,000 shares of our common stock if the note was converted on March 31, 2012.

We anticipate that our capital requirements for the twelve-month period ending March 31, 2013 will be as follows:

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

Material changes of items in our Statement of Operations for the year ended December 31, 2011, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.

Professional and Consulting Fees	I	The Company entered into consulting agreements to strengthen the overall marketing strategies.

Research and Development	I	The increase was primarily attributable to lab materials, supplies and a new scientist was retained.
Interest expenses	D	The repayment of a large portion of the convertible notes in January 2010 resulted in decreasing of interest payment.
Accretion of discount on convertible debt	D	The repayment of a large portion of the convertible notes in January 2010 resulted in the decrease in accretion of discount on the convertible debt during the year.

Amortization of debt issue costs	D	A large portion of the convertible notes were repaid in January 2010. As a result, the debt issue costs were less during the current period.
Gain(loss) on derivative liability	D	Derivative liability decreased is result from the decrease in accretion on the convertible debt.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).  Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Ricardo Moro, M.D.	58	Chief Executive Officer and Director
Dr. Paul D. Slowey	55	President and Director
Gladys Chan	37	Chief Financial Officer
Antonia Bold-de-Haughton	60	Secretary and Director
Denis Burger, Ph.D.	61	Executive Chairman and Director
Phil Gold, M.D.	71	Director
Jim Walsh, Ph.D.	52	Director
Trent Davis	43	Director

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

Dr. Paul Slowey has been our President and a Director since July 2011. Dr. Slowey has been President and Chief Executive Officer of Oasis Diagnostics Corporation since 2007 and Managing Member of Bamburgh Marrsh LLC since 2002.  Previously he held various diagnostic positions including; Director of International Sales for OraSure (formerly Epitope), Chief Operating Officer for Saliva Diagnostics, Director of International Sales for Incstar Corp. [now DiaSorin].  He holds a B.S. (Honors) from Sheffield Polytechnic (England), a Ph.D. in Organic Chemistry from the University of Newcastle-Upon-Tyne (England) and Post-Doctoral Fellowships from University of Victoria and Memorial University of Newfoundland (Canada).

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

Phil Gold, C.C., O.Q., M.D., Ph.D. has been a director since March 2001. He has been employed by McGill University and/or its affiliate, Montreal General Hospital, in one or more capacities since 1968. Currently, he is the Douglas G. Cameron Professor of Medicine, and Professor of Physiology and Oncology, at McGill University and the Executive Director of the Clinical Research Centre of the McGill University Health Centre. In the past he has served as Chairman of the Department of Medicine at McGill and Physician-in-Chief at the Montreal General Hospital. From 1978 to 1980, Dr. Gold was Director of the McGill Cancer Centre in Montreal, Quebec. From 1980 to 1984, he was Physician-in-Chief of the Montreal General Hospital. From 1985 to 1990, he served as Chairman of the Department of Medicine at McGill University in Montreal. Dr. Gold’s early research led to the discovery and definition of the Carcinoembryonic Antigen (CEA), the blood test most frequently used in the diagnosis and management of patients with cancer. He has been elected to numerous prestigious organizations and has been the recipient of such outstanding awards as the Gairdner Foundation Annual International Award, the Isaak Walton Killam Award in Medicine of the Canada Council, the National Cancer Institute of Canada R.M. Taylor Medal, the Heath Medal of the MD Anderson Hospital, the Inaugural Ernest C. Manning Foundation Award, the Johann- Georg-Zimmerman Prize for Cancer Research, Medizinische Hochschule, Germany, the ISOBM Abbott Award (Japan), the Award of the Academy of International Dental Studies, and the Queen Elizabeth II Jubilee Medal. He has been elected to membership in the Royal Society of Canada, the American Society for Clinical Investigation, the Association of American Physicians, and Mastership in the American College of Physicians. His contributions to teaching have been recognized by an award as a Teacher of Distinction from his Faculty of Medicine. He has been honored by his country, his province his city, and his university by appointment as a Companion of the Order of Canada, an Officer of l’Ordre National du Québec, a member of the Academy of Great Montrealers; and a the recipient of the Gold Medal of the McGill University Graduate Society, respectively. He has been the Sir Arthur Sims Traveling Professor to the British Commonwealth, and has served as a member of the Executive, and Chair of the Burroughs Wellcome Fund. In 2006, the Phil Gold Chair in Medicine was inaugurated at McGill University and the first incumbent was selected in 2009. Dr. Gold received a B. Sc. in 1957 and a M.Sc. in 1961 in Physiology from McGill University. He received his MDCM in 1961 and his Ph.D. in 1965 from McGill University as well.

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

Trent Davis has been a Director since July 2011. Mr. Davis has been with Paulson Investment Company, Inc. since 1991 and has served as Paulson’s President and Chief Executive Officer since 2005. Prior to being appointed as President and Chief Executive Officer, Mr. Davis served as Senior Vice President of Paulson's Syndicate Department. From 2001 to 2005 Mr. Davis served as a board member of the National Investment Banking Association and from 2003 to 2004 Mr. Davis served as Chairman of that association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and earned a Master's Degree in Business Administration from the University of Portland.

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

The basis for our conclusion that each current director should serve as a director is listed below:

NameReason

Dr. Ricardo Moro	(1)
Dr. Paul Slowey	(2)
Antonia Bold-De Haughton	(1)
Dennis Burger	(2)
Phil Gold	(1)
Jim Walsh	(2)
Trent Davis	(3)

(1)	Long standing relationship with us.

(2)	Past experience with companies involved with the development of drugs and diagnostic products.

(3)	Investment banking experience.

We do not have a compensation committee.  Our directors of serve as our Audit Committee.  We do not have a director serving as a financial expert.  We do not believe a financial expert is necessary since we have only minimal revenues. Dr. Phil Gold and Dr. Jim Walsh are the only directors who are independent, as that term is defined in Section 803 of the listing standards of the NYSE Amex.

We have adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions.  The Code of Ethics is available on our website located at www.biocurex.com.

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee.  During the year ended December 31, 2011 each director participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2011, none of our officers were also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

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

As of October 1, 2009, we entered into an employment agreement with Dr. Ricardo Moro, our chief executive officer. The employment agreement expires on December 31, 2013. If we do not renew the employment agreement, we must pay Dr. Moro twelve months severance pay. Under the employment agreement, Dr. Moro is responsible for performing such duties as assigned to him from time to time by our board of directors. Dr. Moro is also required to devote his best efforts to our service throughout the term of the agreement, on a full-time basis except to the extent his services are required by Pacific Bioscience Research Centre. In return for his services, Dr. Moro will receive an initial annual base compensation of $250,000 and reimbursement for all expenses reasonably incurred by him in discharging his duties and is entitled to participate in any applicable benefit plans. We will receive a credit against Dr. Moro’s annual base compensation for any “profit” paid to Pacific Bioscience Research Centre under our services agreement with Pacific Bioscience Research Centre. Dr. Moro may also receive a bonus at the discretion of the board of directors. Our employment agreement with Dr. Moro may be terminated voluntarily by him upon sixty days written notice. We may terminate the employment agreement upon thirty days written notice, in which event we must pay Dr. Moro eighteen months severance pay.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

The following table shows in summary form the compensation received by (i) our Chief Executive Officer (ii) our President and (iii) by each other executive officer who received total compensation in excess of $100,000 during the two years ended December 31, 2011.

						All
						Other
						Annual
				Restric-		Com-
Name and				ted Stock	Option	pensa-
Principal	Fiscal	Salary	Bonus	Awards	Awards	tion
Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Dr. Ricardo Moro	2011	$182,597	--	--	--	--	$182,597
Chief Executive Officer	2010	$148,407	--	--	$847,418	--	$995,825
Dr. Paul Slowey	2011	$35,000	--	--	--	--	$35,000
President (since July, 2011)
Gladys Chan	2011	$69,500	--	--	--	--	$69,500
Principal Financial and	2010	$75,000	--	--	$28,247	--	$103,247
Accounting Officer (6)
Denis Burger	2011	$110,999	--	--	--	--	$110,999
Executive Chairman	2010	$104,333	--	--	$564,946	--	$669,279
_______________
(1)
The dollar value of base salary (cash and non-cash) earned.  During 2009 Dr. Moro did not receive any cash compensation from us directly.  We paid Pacific BioScience Research Centre, a company owned by Dr. Moro, to conduct all research on our behalf, and Dr. Moro received compensation from PBRC.  In 2011 and 2010, Dr. Moro received total payments of $118,480 and $101,593, respectively, from PBRC.

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

Compensation of Directors During Year Ended December 31, 2011

The table below sets forth the compensation earned by our directors, other than Dr. Moro, for the fiscal year ended December 31, 2011.

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	All other Compensation	Total

Phil Gold	--	--	--	--	--
Jim Walsh	--	--	--	--	--
Trent Davis	--	--	--	--	--
Antonia Bold-de-Haughton	$72,000	--	--	--	$72,000
___________
(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

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

	Options Granted
		Options	Exercise Price	Expiration	Options
Name	Grant Date	Granted (#)	Per Share	Date	Exercised
Dr. Ricardo Moro	2/23/06	230,000	$0.001	2/28/10	230,000
Dr. Phil Gold	2/23/06	55,000	$0.001	2/28/10	55,000
Dr. Ricardo Moro	1/31/07	260,000	$0.001	1/31/10	260,000
Dr. Phil Gold	1/31/07	60,000	$0.001	1/31/10	60,000
Dr. Ricardo Moro	2/14/08	255,000	$0.001	2/28/10	255,000
Dr. Phil Gold	2/14/08	60,000	$0.001	2/28/10	60,000
Dr. Ricardo Moro	3/17/09	1,578,947	$0.001	3/19/11	1,578,947
Dr. Phil Gold	3/17/09	684,210	$0.001	3/19/11	684,210
Dr. Ricardo Moro	1/26/05	225,000	$0.001	1/31/12	225,000
Dr. Ricardo Moro	3/10/04	450,000	$0.001	3/31/12	450,000

	Options Granted (1)
		Options	Exercise Price	Expiration	Options
Name	Grant Date	Granted (#)	Per Share	Date	Exercised
Dr. Ricardo Moro	1/22/10	15,000,000	$0.074	1/22/20
Gladys Chan	1/22/10	500,000	$0.074	1/22/20
Antonia Bold-de-Haughton	1/22/10	1,000,000	$0.074	1/22/20
Denis Burger	1/22/10	10,000,000	$0.074	1/22/20
Dr. Phil Gold	1/22/10	1,000,000	$0.074	1/22/20
Jim Walsh	1/22/10	1,000,000	$0.074	1/22/20
____________
(1)           Options in this table were not granted pursuant to our Non-Qualified Stock Option Plan.

Options Exercised

The following table shows the value realized upon the exercise of options by our officers and directors during the year ended December 31, 2011 and during the month of January 2012.

		Shares
	Date of	Acquired On	Value
Name	Exercise	Exercise	Realized
Dr. Ricardo Moro	3/11/11	1,578,9478	$77,368
Dr. Phil Gold	3/11/11	709,210	$34,751
Dr.Ricardo Moro	1/20/12	675,000	$6,750

Value Realized is determined by the different between the option exercise price and the market price of our common stock on the date the options were exercised.

	Shares underlying unexercised
	options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Dr. Ricardo Moro	650,000		0.001	3/31/14
Dr. Ricardo Moro	15,000,000		0.0714	1/22/20
Dr. Phil Gold	1,000,000		0.0714	1/22/20
Gladys Chan	500,000		0.0714	1/22/20
Antonia Bold-de-Haughton	1,000,000		0.0714	1/22/20
Denis Burger	10,000,000		0.0714	1/22/20
Jim Walsh	1,000,000		0.0714	1/22/20
Gladys Chan	161,400		0.001	8/17/13
Antonia Bold-de-Haughton	220,800		0.001	8/17/13

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2011.  Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table)
Non-Qualified Stock
Option Plan	1,631,600	$0.001	8,870,666

The following table shows the number of outstanding stock options and stock bonuses granted by us pursuant to the Plans, as of March 31, 2012.  Each option represents the right to purchase one share of our common stock.

	Total Shares			Shares	Remaining
	Reserved	Options	Options	Issued As	Options/Shares
Name of Plan	Under Plans	Outstanding	Exercised	Stock Bonus	Under Plans
Non-Qualified Stock	22,500,000	1,631,600	11,997,734	N/A	8,870,666
Option Plan
Stock Bonus Plan	20,000,000	N/A	N/A	19,064,884	935,116

Stock Option
Agreements	28,500,000	28,500,000	--	N/A	--

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of March 31, 2012, information with respect to the shareholdings of (i) each person owning beneficially 5% or more of our common stock, (ii) each of our officers and directors, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Number of	Percent of
Name and Address	Shares (1)	Class
Dr. Ricardo Moro	17,425,000	10.29%
7080 River Road, Suite 215
Richmond, British Columbia
Canada V6X 1X5

Dr. Paul Slowey	--	--
7080 River Road, Suite 215
Richmond, British Columbia
Canada V6X 1X5

Gladys Chan	661,400	0.40%
7080 River Road, Suite 215
Richmond, British Columbia
Canada V6X 1X5

Antonia Bold-de-Haughton	1,220,800	0.73%
7080 River Road, Suite 215
Richmond, British Columbia
Canada V6X 1X5

Dennis Burger, Ph.D	12,257,286	6.91%
1534 SW Myrtle St.
Portland, OR 97201

Dr. Phil Gold	1,309,210	1.12%
3225 The Boulevard
Westmount, Quebec
Canada H3Y 1S4

Jim Walsh	1,714,286	1.02%
c/o Biocurex, Inc.
7080 River Road
Richmond, British Columbia
Canada V6X 1X5

	Number of	Percent of
Name and Address	Shares (1)	Class
Trent Davis	--	--
811 S.W. Naito Pkwy, # 200
Portland, OR 97204-3332

All Officers and Directors
as a Group (8 persons)	34,587,982	20.47%
______________
(1)	Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are exercisable prior to June 30, 2012.

Shares Issuable

	Upon Exercise
Name	of Options or Warrants	Exercise Price	Expiration Date
Dr. Ricardo Moro	15,650,000	.001 - .0714	3/14 - 1/20
Gladys Chan	661,400	.001 - .0714	8/13 – 1/20
Antonia Bold-de-Haughton	1,220,800	.001 - .0714	8/13 – 1/20
Denis Burger	10,000,000	.0714 - .107	1/15 – 1/20
Dr. Phil Gold	1,709,210	.001 - .0714	3/11 – 1/20
Jim Walsh	1,000,000	.0714	1/20

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

●
The balance that we owed to PBRC at September 30, 2009, approximately $390,000, plus all accrued and unpaid interest, will be due and payable on December 31, 2014, unless the agreement is earlier terminated by us without cause or by PBRC as a result of our breach of our monthly payment obligation, in which instances all amounts due PBRC will become immediately due and payable.

●	The amount due will accrue interest at a rate equal to the prime rate. Interest will be payable monthly.

●
We will pay PBRC monthly for its services in an amount that is equal to all costs incurred by PBRC in connection with services it provides to us (the “Costs”) plus a 15% cost adjustment. The Costs will not include any salary paid by PBRC to Dr. Moro.

●	To the extent the cost adjustment in any month exceeds $20,834, such excess will reduce the amount owed by us to PBRC.

●
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

●
PBRC has assigned to us all of its right, title and interest in and to all intellectual property developed or to be developed, including, but not limited to, know-how, processes, data and research results and all tangible property relating to RECAF.

●	The initial term of the agreement expires December 31, 2013 and we have the right to extend the agreement for two additional four-year terms.

●
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), served as our independent public accountants for the fiscal year ended December 31, 2011 and 2010

The following table shows the aggregate fees billed to us for the years ended December 31, 2011 and 2010 by Manning Elliott.

	2011	2010
Audit Fees	$55,000	$55,000
Audit Related Fees	$15,000	34,250
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our reports on Form 10-Q for the fiscal year.

ITEM 15.  EXHIBITS

Exhibit No.	Description

1.1	Underwriting Agreement with Paulson Investment Company (1)

3.1	Articles of Incorporation as amended (2)

3.2	Bylaws, as amended (3)

4.4	Warrant Agreement with Paulson Investment Company (4)

10.1	Non-Qualified Stock Option Plan (5)

10.2	Stock Bonus Plan (6)

10.3(a)	License Agreement with Abbott Laboratories (7)

10.3(b)	Amendment to Semi-Exclusive License Agreement (4)

10.3(c)	Second Amendment to Semi-Exclusive License Agreement (7)

10.4	License Agreement with Inverness Medical Switzerland GmbH (portions of Exhibit 10.4 have been omitted pursuant to a request for confidential treatment) (4)

10.5	Agreement with Pacific BioScience Research Centre (4)

10.6	Employment Agreement with Dr. Ricardo Moro-Vidal (4)

10.7	Employment Agreement with Denis Burger, Ph.D. (4)

21.1	Subsidiaries (4)

23	Consent of Accountants

31	Rule 13a-14(a) Certifications________________________________

32	Section 1350 Certifications_________________________________
_________________
(1)	Incorporated by reference to Exhibit 10.1 to our report on Form 8-K which was filed on January 25, 2010.

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

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
December 31, 2011

INDEX

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6 to F-16

Notes to the Consolidated Financial Statements	F-17 to F-33

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
BioCurex, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of BioCurex, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCurex, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 1, 2001 to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2012

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2011	2010
	$	$

ASSETS

Current Assets

Cash	189,148	1,770,194
Prepaid expenses and other	19,371	4,623
Total Current Assets	208,519	1,774,817

Debt Issue Costs (Notes 4 and 6)	28,084	48,851
Patents (Note 3)	438,540	498,500
Equipment (Note 2)	9,467	-

Total Assets	684,610	2,322,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	86,027	90,022
Derivative liability (Note 12)	15,862	145,159
Accrued liabilities	361,281	359,322
Loans payable (Note 4 (b)	33,884	32,550
Due to related parties (Note 5)	647,364	434,718
Convertible notes payable (Note 6 (a)) to related party	33,885	33,885
Convertible secured debt (Note 6 (b))	477,640	-
	1,655,944	1,095,656

Loans payable (Note 4 (a))	103,929	81,301
Convertible debt (Note 6 (b) and (c))	78,500	437,735
	1,838,372	1,614,692

Commitments and Contingencies (Notes 1 and 13)

Subsequent Events (Note 15)

Stockholders' Equity (Deficit)
Common stock
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding: 180,423,597 and 179,025,264 (December 31, 2011 – 179,025,264 and 168,188,974), respectively	179,025	168,189
Additional paid-in capital	25,173,736	24,474,411
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(26,392,348)	(23,820,949)
Stockholders' Equity (Deficit)	(1,153,762)	707,476
Total Liabilities and Stockholders' Equity (Deficit)	684,610	2,322,168

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

			Accumulated During the
			Development Stage
	Year Ended		January 1, 2001
	December 31,		to December 31,
	2011	2010	2011
	$	$	$
Revenue	6,898	-	1,471,354

Operating Expenses

Amortization of patents (Note 3)	108,687	103,162	436,389
General and administrative (Note 5(a) & 8)	1,108,534	2,249,000	9,455,010
Impairment of patents	-	-	67,620
Professional and consulting fees	471,611	450,092	6,071,220
Research and development (Note 5(a))	746,246	534,363	5,525,442
Total Operating Expenses	2,435,078	3,336,617	21,555,681
Loss From Operations	(2,428,180)	(3,336,617)	(20,084,327)

Other Income (Expense)

Accretion of discounts on debt	(77,334)	(613,841)	(3,989,288)
Amortization of debt issue costs	(24,267)	(95,076)	(786,307)
Gain (loss) on derivative liability	25,374	816,194	126,650
Loss on extinguishments of convertible debt	-	-	(452,243)
Gain (loss) sale of equity investment securities	-	-	147,991
Gain on settlement of accounts payable	-	44,655	102,937
Loss on sale of assets	(5,679)	-	(5,679)
Interest expense	(61,313)	(65,044)	(1,811,494)
Interest income	-	-	359,412

Total Other Income (Expense)	(143,219)	86,888	(6,308,021)

Net Loss and Comprehensive Loss	(2,571,399)	(3,249,729)	(26,392,348)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	173,655,195	159,605,039

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			Accumulated During
	Year Ended		The Development Stage
	December 31,		January 1, 2001
	2011	2010	to December 31, 2011
	$	$	$
Operating Activities:
Net loss	(2,571,399)	(3,249,729)	(26,392,348)

Adjustments to reconcile net loss to net cash
used in operating activities:

Accretion of discounts on debt	82,708	613,841	4,010,683
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents & equipment	109,739	103,162	437,441
Amortization of debt issue costs	24,267	95,076	810,574
Gain on extinguishments of debt	-	-	374,909
Gain on sale of assets	5,674		5,674
Gain on write off accounts payable	-	(44,655)	(102,937)
Loss (gain) on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	-	-	67,620
Gain (loss) on derivative liability	(25,373)	(816,194)	(126,649)
Stock-based compensation	516,577	1,680,221	8,259,336

Changes in operating assets and liabilities:

Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	(14,748)	3,757	16,324
Accounts payable & accrued liabilities	105,336	(454,567)	1,820,752
(Decrease) in related party	212,648	(159,389)	161,237
Deferred revenue	-	-	(162,000)
Subscriptions receivable	-	-	(100,683)
Unrealized foreign exchange gain

Net Cash Used in Operating Activities	(1,554,571)	(2,228,477)	(11,081,299)

Investing Activities:
Net Proceeds from notes receivable	-	-	1,171
Patent costs	(48,728)	(130,198)	(738,081)
Proceeds from sale of investment securities	-	-	451,123
Proceeds from sale / purchase of equipment, net	(16,195)	-	(16,195)
Net Cash Provided by (Used in) Investing Activities	(64,923)	(130,198)	(301,982)

Financing Activities:
Due to related parties	-	-	552,281
Proceeds from loans payable	-	32,549	607,549
Repurchase of shares	(20,000)		(20,000)
Repayment on loans payable	-	(450,000)	(450,000)
Proceeds from convertible debt	78,500	-	3,718,243
Repayment on convertible debt	(18,840)	(1,186,700)	(2,419,791)
Deferred financing costs	-	(94,851)	(769,487)
Debt issue costs	(3,500)	-	(92,944)
Proceeds from shares issued of common stock	-	6,461,400	9,962,872
Proceeds from the exercise of stock options and warrants	2,288	1,392	1,150,204
Share issuance costs	-	(761,526)	(909,049)

Net Cash Provided by Financing Activities	38,448	4,002,264	11,329,878
Net Increase (Decrease) in Cash	(1,581,046)	1,643,589	(53,403)
Cash - Beginning of Year	1,770,194	126,605	242,551
Cash - End of Year	189,148	1,770,194	189,148

Non-cash Investing and Financing Activities:
Share issued to settle debt	174,796	127,200	1,284,677
Units issued as share issuance costs	-	939,771	939,771
Treasury shares acquired for note receivable	20,000	-	20,000
Note payable converted into common shares	-	-	1,594,021

Supplemental Disclosures:
Interest paid	55,311	63,700	760,598
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

Balance at January 1, 2001	8,225,022		8,225	46,775	-	-	-	-	(114,175)	-	(59,175)
Capital contributed relating to the forgiveness of advances payable (February 2001)	-		-	59,175	-	-	-	-	-	-	59,175
Issuance of common stock at $2.00 per share for patents and intellectual properties (February 2001)	1,950,000		1,950	(1,950)	-	-	-	-	-	-	-
Issuance of common stock at $1.51 per share in settlement of convertible notes payable (May 2001)	1,544,404		1,545	464,616	-	-	-	-	-	-	466,161
Issuance of common stock for cash: October 2001 - $1.25 per share	52,000		52	65,000	-	-	-	-	-	-	65,052
December 2001 - $0.97 per share	32,260		32	31,406	-	-	-	-	-	-	31,438
Issuance of common stock at $2.00 per share for services rendered (December 2001)	11,000		11	21,989	-	-	-	-	-	-	22,000
Issuance of warrants	-		-	175,000	-	-	-	-	-	-	175,000
Cumulative foreign currency translation adjustment	-		-	-	-	-	-	28,213	-	-	28,213
Net loss for the year	-		-	-	-	-	-	-	-	(1,089,464)	(1,089,464)
Balance at December 31, 2001	11,814,686		11,815	862,011	-	-	-	28,213	(114,175)	(1,089,464)	(301,600)

Issuance of common stock at $0.75 per share (January 2002)	105,313		105	78,880	-	-	-	-	-	-	78,985
Issuance of common stock at $0.10 per share to settle convertible notes payable (December 2002)	1,100,000		1,100	108,900	-	-	-	-	-	-	110,000
Issuance of common stock for services rendered
April 2002 - $0.64 per share	77,149		77	49,062	-	-	-	-	-	-	49,139
July 2002 - $1.25 per share	7,400		8	9,207	-	-	-	-	-	-	9,215
Issuance of common stock for consulting services at $0.05 per share (November 2002)	2,300,000		2,300	112,700	-	-	(115,000)	-	-	-	-
Issuance of common stock to settle accounts payable at $0.08 per share (December 2002)	929,244		929	74,181	-	-	-	-	-	-	75,110
Fair value of stock options granted	-		-	21,042	-	-	-	-	-	-	21,042
Fair value of warrants issued	-		-	207,188	-	-	-	-	-	-	207,188
Reclassification of warrants and options to liability	-		-	(529,785)	-	-	-	-	-	-	(529,785)
Reclassification of warrant liability to equity	-		-	71,675	-	-	-	-	-	-	71,675
Beneficial conversion feature of convertible debt	-		-	99,800	-	-	-	-	-	-	99,800
Cumulative foreign currency translation adjustment	-		-	-	-	-	-	(28,213)	-	-	(28,213)
Net loss for the year	-		-	-	-	-	-	-	-	(646,771)	(646,771)
Balance - December 31, 2002	16,333,792		16,334	1,164,861	-	-	(115,000)	-	(114,175)	(1,736,235)	(784,215)

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity’
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

Balance – December 31, 2002	16,333,792		16,334	1,164,861	-	-	(115,000)	-	(114,175)	(1,736,235)	(784,215)
Issuance of common stock for cash:
January 2003 - $0.07 per share	900,543		900	62,137	-	-	-	-	-	-	63,037
November 2003 - $0.21 per share	288,095		288	60,195	-	-	-	-	-	-	60,483
Issuance of common stock pursuant to exercise of stock options:
March 2003 - $0.07 per share	1,560,000		1,560	107,640	-	-	-	-	-	-	109,200
May 2003 - $0.16 per share	1,000,000		1,000	159,000	-	-	-	-	-	-	160,000
June 2003 - $0.17 per share	305,822		306	51,594	-	-	-	-	-	-	51,900
November 2003 - $0.001 per share	450,000		450	-	-	-	-	-	-	-	450
March 2003 - $0.07 per share	135,000		135	9,315	-	-	-	-	-	-	9,450
June 2003 - $0.17 per share	294,118		294	49,706	-	-	-	-	-	-	50,000
October 2003 - $0.18 per share	277,777		278	49,722	-	-	-	-	-	-	50,000
November 2003 - $0.24 per share	104,167		104	24,896	-	-	-	-	-	-	25,000
Issuance of common stock for services:
March 2003 - $0.40 per share	156,250		156	62,344	-	-	-	-	-	-	62,500
October 2003 - $0.16 per share	1,000,000		1,000	159,000	-	-	(160,000)	-	-	-	-
Fair value of stock options granted	-		-	841,349	-	-	-	-	-	-	841,349
Amortization of deferred compensation	-		-	-	-	-	141,667	-	-	-	141,667
Fair value of warrants issued	-		-	274,601	-	-	-	-	-	-	274,601
Fair value of beneficial conversion feature related to convertible notes	-		-	255,142	-	-	-	-	-	-	255,142
Fair value of warrants issued for loan provided	-		-	99,778	-	-	-	-	-	-	99,778
Reacquisition value of beneficial conversion feature	-		-	(33,584)	-	-	-	-	-	-	(33,584)
Unrealized gain on investment securities	-		-	-	-	-	-	48,000	-	-	48,000
Net loss for the year	-		-	-	-	-	-	-	-	(2,618,955)	(2,618,955)
Balance - December 31, 2003	24,983,564		24,983	3,741,470	-	-	(133,333)	48,000	(114,175)	(4,355,190)	(788,245)

Issuance of common stock for cash:
January 2004- $0.19 per share	100,000		100	18,900	-	-	-	-	-	-	19,000
March 2004 - $0.15 per share	633,334		633	94,367	-	-	-	-	-	-	95,000
March 2004 - $0.19 per share	315,790		316	59,684	-	-	-	-	-	-	60,000
July 2004 - $0.50 per share	500,000		500	249,500	-	-	-	-	-	-	250,000

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

July 2004 - $0.60 per share	33,333		33	19,967	-	-	-	-	-	-	20,000
Dec 2004 - $0.47 per share	320,600		321	150,361	-	(150,682)	-	-	-	-	-
Issuance of common stock for services:
February 2004 - $0.22 per share	142,928		143	31,301	-	-	-	-	-	-	31,444
March 2004 - $0.23 per share	25,000		25	5,725	-	-	-	-	-	-	5,750
July 2004 - $0.91 per share	200,000		200	181,800	-	-	-	-	-	-	182,000
October 2004 - $0.72 per share	60,000		60	43,140	-	-	-	-	-	-	43,200
December 2004 - $0.63 per share	79,616		80	50,078	-	-	-	-	-	-	50,158
Issuance of common stock pursuant to the exercise of stock options for cash:
March 2004 - $0.14 per share	40,000		40	5,560	-	-	-	-	-	-	5,600
March 2004 - $0.22 per share	200,000		200	43,800	-	-	-	-	-	-	44,000
April 2004 - $0.14 per share	65,000		65	9,035	-	-	-	-	-	-	9,100
April 2004 - $0.001 per share	150,000		150	-	-	-	-	-	-	-	150
July 2004 - $0.14 per share	125,000		125	17,375	-	-	-	-	-	-	17,500
July 2004 - $0.07 per share	25,000		25	1,725	-	-	-	-	-	-	1,725
July 2004 - $0.001 per share	200,000		200		-	-	-	-	-	-	200
September 2004 - $0.07 per share	20,000		20	1,380	-	-	-	-	-	-	1,400
October 2004 - $0.73 per share	128,000		128	93,312	-	-	-	-	-	-	93,440
Fair value of stock options granted	-		-	419,204	-	-	-	-	-	-	419,204
Issuance of common stock pursuant to the exercise of warrants for cash:
June 2004 - $0.07 per share	628,571		629	43,371	-	-	-	-	-	-	44,000
June 2004 - $0.19 per share	105,263		105	19,895	-	-	-	-	-	-	20,000
July 2004 - $0.05 per share	30,000		30	1,470	-	-	-	-	-	-	1,500
July 2004 - $0.30 per share	153,945		154	46,030	-	-	-	-	-	-	46,184
August 2004 - $0.21 per share	338,095		338	70,662	-	-	-	-	-	-	71,000
September 2004 - $0.07 per share	271,972		272	18,766	-	-	-	-	-	-	19,038
September 2004 - $0.001 per share	200,000		200	-	-	-	-	-	-	-	200
Issuance of common stock pursuant to the exercise of warrants for cash:
December 2004 - $0.08 per share	145,683		146	11,509	-	-	-	-	-	-	11,655

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

December 2004 - $0.05 per share	337,313		337	16,528	-	-	-	-	-	-	16,865
December 2004 - $0.30 per share	206,300		206	61,684	-	-	-	-	-	-	61,890
Amortization of deferred compensation	-		-	-	-	-	106,499	-	-	-	106,499
Unrealized gain on investment securities	-		-	-	-	-	-	174,000	-	-	174,000
Net loss for the year	-		-	-	-	-	-	-	-	(1,406,455)	(1,406,455)
Balance - December 31, 2004	30,764,307		30,764	5,527,599	-	(150,682)	(26,834)	222,000	(114,175)	(5,761,645)	(272,973)

Issuance of common stock for services:
February 2005 - $0.71 per share	15,492		15	10,985	-	-	-	-	-	-	11,000
March 2005 - $0.90 per share	30,000		30	26,970	-	-	-	-	-	-	27,000
May 2005 - $1.26 per share	15,000		15	18,885	-	-	-	-	-	-	18,900
July 2005 - $1.00 per share	70,000		70	72,930	-	-	-	-	-	-	73,000
December 2005 - $0.89 per share	25,000		25	22,225	-	-	-	-	-	-	22,250
Issuance of common stock for cash:
May 2005 - $1.00 per share	25,000		25	24,975	-	-	-	-	-	-	25,000
June 2005 - $1.00 per share	135,000		135	134,865	-	-	-	-	-	-	135,000
June 2005 - $1.10 per share	4,545		5	4,995	-	-	-	-	-	-	5,000
Issuance of common stock pursuant to the exercise of stock options for notes receivable:
February 2005 - $0.60 per share	209,000		209	125,191	-	-	-	-	-	-	125,400
April 2005 - $0.60 per share	5,000		5	7,495	-	-	-	-	-	-	7,500
Fair value of stock options granted	-		-	384,500	-	-	-	-	-	-	384,500
Issuance of common stock pursuant to the exercise of stock options for cash:
March 2005 - $0.001 per share	1,750,000		1,750	-	-	-	-	-	-	-	1,750
March 2005 - $0.07 per share	25,000		25	1,725	-	-	-	-	-	-	1,750
December 2005 - $0.001 per share (cancellation)	(1,750,000)		(1,750)	-	-	-	-	-	-	-	(1,750)
Issuance of common stock pursuant to the exercise of warrants for cash:
January 2005 - $0.30 per share	26,305		26	7,865	-	-	-	-	-	-	7,891
January 2005 - $0.38 per share	65,789		66	24,934	-	-	-	-	-	-	25,000

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

March 2005 - $0.21 per share	50,000		50	10,450	-	-	-	-	-	-	10,500
March 2005 - $0.001 per share	450,000		450	-	-	-	-	-	-	-	450
June 2005 - $0.21 per share	682,714		683	142,687	-	-	-	-	-	-	143,370
Issuance of common stock pursuant to the exercise of warrants for cash:
June 2005 - $0.10 per share	600,000		600	59,400	-	-	-	-	-	-	60,000
August 2005 - $0.75 per share	77,266		77	57,873	-	-	-	-	-	-	57,950
December 2005 - $0.001 per share (cancellation)	(450,000)		(450)	-	-	-	-	-	-	-	(450)
Issuance of common stock pursuant to the cashless exercise of warrants:
February 2005 (139,474 warrants)	70,643		71	(71)	-	-	-	-	-	-	-
March 2005 (272,903 warrants)	213,576		213	(213)	-	-	-	-	-	-	-
Issuance of common stock pursuant to the conversion of notes payable (February 2005)	955,800		956	142,414	-	-	-	-	-	-	143,370
February 2005, fair value of warrants issued on conversion of note payable	-		-	67,829	-	-	-	-	-	-	67,829
December 2005, fair value of warrants issued for services	-		-	222,587	-	-	-	-	-	-	222,587
Proceeds from stock subscriptions receivable	-		-	-	-	150,682	-	-	-	-	150,682
Proceeds from common shares subscribed pursuant to warrants exercised	-		-	-	85,962	-	-	-	-	-	85,962
Amortization of deferred compensation	-		-	-	-	-	26,834	-	-	-	26,834
Unrealized loss on investment securities	-		-	-	-	-	-	(18,000)	-	-	(18,000)
Net loss for the year	-		-	-	-	-	-	-	-	(1,755,930)	(1,755,930)
Balance - December 31, 2005	34,065,437		34,065	7,099,095	85,962	-	-	204,000	(114,175)	(7,517,575)	(208,628)

Issuance of common stock for services:
June 2006 - $1.50 per share	25,000		25	37,475	-	-	-	-	-	-	37,500
July 2006 - $0.72 per share	37,500		38	26,962	-	-	-	-	-	-	27,000
July 2006 - $0.77 per share	37,500		38	28,837	-	-	-	-	-	-	28,875
September 2006 - $0.80 per share	100,000		100	79,900	-	-	-	-	-	-	80,000
October 2006 - $0.75 per share	225,000		225	168,525	-	-	-	-	-	-	168,750

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

November 2006 - $0.86 per share	50,000		50	42,950	-	-	-	-	-	-	43,000
Issuance of common stock for debt settlement:
January 2006 - $0.78 per share	200,000		200	155,800	-	-	-	-	-	-	156,000
January 2006 - $0.83 per share	6,250		6	5,181	-	-	-	-	-	-	5,187
February 2006 - $0.73 per share	6,850		6	4,994	-	-	-	-	-	-	5,000
June 2006 - $0.95 per share	90,000		90	85,410	-	-	-	-	-	-	85,500
September 2006 - $0.55 per share	15,000		15	8,235	-	-	-	-	-	-	8,250
September 2006 - $0.80 per share	200,000		200	159,800	-	-	-	-	-	-	160,000
October 2006 - $0.72 per share	90,000		90	64,710	-	-	-	-	-	-	64,800
Issuance of common stock for cash:
April 2006 - $0.50 per share	150,000		150	74,850	-	-	-	-	-	-	75,000
July 2006 - $0.50 per share	150,000		150	74,850	-	-	-	-	-	-	75,000
July 2006 - $0.70 per share	110,000		110	76,890	-	-	-	-	-	-	77,000
September 2006 - $0.50 per share	460,000		460	229,540	-	-	-	-	-	-	230,000
October 2006 - $0.50 per share	1,995,000		1,995	995,505	-	-	-	-	-	-	997,500
Share issuance costs	-		-	(122,500)	-	-	-	-	-	-	(122,500)
Issuance of common stock pursuant to the exercise of stock options (December 2006) $0.001 per share	25,000		25	-	-	-	-	-	-	-	25
Fair value of stock options granted	-		-	375,457	-	-	-	-	-	-	375,457
Fair value of stock options modified	-		-	68,067	-	-	-	-	-	-	68,067
Issuance of common stock pursuant to the exercise of warrants for cash:
January 2006 - $0.10 per share	500,000		500	49,500	(50,000)	-	-	-	-	-	-
January 2006 - $0.05 per share	719,244		719	35,243	(35,962)	-	-	-	-	-	-
Issuance of common stock pursuant to the conversion of notes payable (September 2006)	1,167,834		1,168	137,377	-	-	-	-	-	-	138,545
September 2006, fair value of warrants issued on conversion of note payable	-		-	65,160	-	-	-	-	-	-	65,160
Unrealized loss on investment securities	-		-	-	-	-	-	(131,128)	-	-	(131,128)
Net loss for the year	-		-	-	-	-	-	-	-	(2,081,293)	(2,081,293)
Balance, December 31, 2006	40,425,615		40,425	10,027,813	-	-	-	72,872	(114,175)	(9,598,868)	428,067

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

Balance, December 31, 2006	40,425,615		40,425	10,027,813	-	-	-	72,872	(114,175)	(9,598,868)	428,067

Issuance of common stock for services:
January 2007 - $0.62 per share	135,000		135	83,565	-	-	-	-	-	-	83,700
August 2007 - $0.63 per share	15,873		16	9,984	-	-	-	-	-	-	10,000
August 2007 - $0.56 per share	17,857		18	9,982	-	-	-	-	-	-	10,000
December 2007 - $0.72 per share	57,142		57	41,085	-	-	-	-	-	-	41,142
December 2007 - $0.62 per share	10,488		10	6,492	-	-	-	-	-	-	6,502
December 2007 - $0.53 per share	223,000		223	117,967	-	-	-	-	-	-	118,190
Issuance of common stock for debt settlement:
May 2007 - $0.65 per share	100,000		100	55,900	-	-	-	-	-	-	56,000
Jul 2007 - $0.62 per share	100,000		100	61,900	-	-	-	-	-	-	62,000
Issuance of common stock for cash:
June 2007 - $0.45 per share	220,000		220	98,780	-	-	-	-	-	-	99,000
May 2007 - $0.43 per share	23,256		23	9,977	-	-	-	-	-	-	10,000
April 2007 - $0.45 per share	35,000		35	15,715	-	-	-	-	-	-	15,750
Share issuance costs	-		-	(11,188)	-	-	-	-	-	-	(11,188)
Fair value of stock options granted	-		-	412,545	-	-	-	-	-	-	412,545
Issuance of common stock pursuant to the exercise of warrants for cash:
March 2007 - $0.15 per share	266,667		267	39,733	-	-	-	-	-	-	40,000
March 2007 - $0.17 per share	266,667		267	45,067	-	-	-	-	-	-	45,334
Fair value of warrants issued	-		-	22,106	-	-	-	-	-	-	22,106
Issuance of common stock pursuant to the cashless exercise of warrants (December 2007)	246,710		247	(247)	-	-	-	-	-	-	-
Fair value of warrants issued with convertible debt	-		1,426,381	-	-	-	-	-	-	-	1,426,381
Intrinsic value of beneficial conversion feature on convertible debt	-		-	1,426,381	-	-	-	-	-	-	1,426,381
Unrealized loss on investment securities	-		-	-	-	-	-	(115,061)	-	-	(115,061)

Net loss for the year	-		-	-	-	-	-	-	-	(3,354,319)	(3,354,319)

Balance, December 31, 2007	42,143,275		42,143	13,899,938	-	-	-	(42,189)	(114,175)	(12,953,187)	832,530

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$

Balance, December 31, 2007	42,143,275		42,143	13,899,938	-	-	-	(42,189)	(114,175)	(12,953,187)	832,530

Issuance of common stock for services:
December 2008 - $0.17 per share	36,000		36	6,084	-	-	-	-	-	-	6,120
December 2008 - $0.15 per share	469,914		470	70,017	-	-	-	-	-	-	70,487
Issuance of common stock for debt settlement:
January 2008 - $0.53 per share	100,000		100	52,900	-	-	-	-	-	-	53,000
April 2008 - $0.70 per share	125,000		125	87,375	-	-	-	-	-	-	87,500
Issuance of common stock for cash:
March 2008 - $0.60 per share	200,000		200	119,800	-	-	-	-	-	-	120,000
June 2008 - $0.43 per share	230,000		230	98,670	-	-	-	-	-	-	98,900
Exercise of stock options at $0.001 per share	33,333		33	-	-	-	-	-	-	-	33
Fair value of stock options granted	-		-	372,848	-	-	-	-	-	-	372,848
July 2008, fair value of warrants issued for services	-		-	27,150	-	-	-	-	-	-	27,150
Exercise of warrants at $0.19 per share	84,210		84	15,916	-	-	-	-	-	-	16,000
Fair value of warrants / options modified	-		-	252,799	-	-	-	-	-	-	252,799
Notes payable converted into common shares at $0.60 per share	291,667		292	174,708	-	-	-	-	-	-	175,000
Common stock subscribed - $0.15 per share	-		-	-	40,050	-	-	-	-	-	40,050
Unrealized loss on investment securities	-		-	-	-	-	-	26,660	-	-	26,660

Net loss for the year	-		-	-	-	-	-	-	-	(4,113,985)	(4,113,985)

Balance, December 31, 2008	43,713,399		43,713	15,178,205	40,050	-	-	(15,529)	(114,175)	(17,067,172)	(1,934,908)

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$
Balance - December 31, 2008	43,713,399		43,713	15,178,205	40,050	-	-	(15,529)	(114,175)	(17,067,172)	(1,934,908)
Issuance of common stock for Services
Jan 2009 - $0.16 per share	56,000		56	8,904	-	-	-	-	-	-	8,960
Feb 2009 - $0.14 per share	639,142		639	88,841	-	-	-	-	-	-	89,480
Apr 2009 - $0.08 per share	418,060		418	33,445	-	-	-	-	-	-	33,863
May 2009 - $0.05 - $0.08 per share	819,480		819	58,739	-	-	-	-	-	-	59,558
Jun 2009 - $0.06 – $0.09 per share	1,116,932		1,117	70,514	-	-	-	-	-	-	71,631
Jul 2009 - $0.082 per share	379,452		380	30,735	-	-	-	-	-	-	31,115
Sep 2009 - $0.06 - $0.082 per share	3,070,820		3,070	211,263	-	-	-	-	-	-	214,333
					-	-	-	-	-	-	-
Issuance of common stock for Debt Settlement:
Jan 2009 - $0.16 - $0.24 per share	181,250		181	40,819	-	-	-	-	-	-	41,000
Feb 2009 - $0.08 per share	(33,333)		(33)	(2,633)	-	-	-	-	-	-	(2,666)
Apr 2009 - $0.09 per share	250,000		250	22,250	-	-	-	-	-	-	22,500
May 2009 - $0.08 per share	125,000		125	9,875	-	-	-	-	-	-	10,000
Jul 2009 - $0.075 - $0.08 per share	750,000		750	56,750	-	-	-	-	-	-	57,500
Dec 2009 - $0.12 per share	300,000		300	35,700	-	-	-	-	-	-	36,000
Issuance of common stock for Cash:
Jan 2009 - $0.60 per share	267,000		267	39,783	(40,050)	-	-	-	-	-	-
Jan 2009 - $0.13 per share	307,892		308	39,692	-	-	-	-	-	-	40,000
Apr 2009 - $0.05 per share	2,900,000		2,900	142,100	-	-	-	-	-	-	145,000
Aug 2009 - $0.05 per share	1,000,000		1,000	49,000	-	-	-	-	-	-	50,000
Sep 2009 - $0.05 per share	400,000		400	19,600	-	-	-	-	-	-	20,000
Sep 2009 - $0.05 per share	500,000		500	24,500	-	-	-	-	-	-	25,000
Sep 2009 - $0.07 per share	500,000		500	34,500	-	-	-	-	-	-	35,000
Finder fees on financing	-		-	(12,500)	-	-	-	-	-	-	(12,500)
Issuance of common stock pursuant to the exercise of stock options:
Fair Value of options granted	-		-	324,650	-	-	-	-	-	-	324,650
Issuance of common stock pursuant to the exercise of stock options and warrants	2,070,000		2,070	-	-	-	-	-	-	-	2,070
Fair value of warrants granted	-		-	71,389	-	-	-	-	-	-	71,389
Fair value of warrants modified	-		-	66,423	-	-	-	-	-	-	66,423
Issuance of common stock pursuant to the conversion of notes payable
Sep 2009 - $0.014 per share - $0.073 per share	5,116,818		5,117	555,827	-	-	-	-	-	-	560,944
Issuance of common stock of Bridge loan	8,214,293		8,214	279,286	-	-	-	-	-	-	287,500
Share issue cost of Bridge loan	-		-	(1,335)	-	-	-	-	-	-	(1,335)
Settlement of derivative liability through conversion	-		-	369,241	-	-	-	-	-	-	369,241
Comprehensive income - unrealized gain	-		-	-	-	-	-	15,529	-	-	15,529
Net loss of the year ended December 31, 2009	-		-	-	-	-	-	-	-	(3,504,048)	(3,504,048)
Balance, December 31, 2009, restated	73,062,205		73,061	17,845,563	-	-	-	-	(114,175)	(20,571,220)	(2,766,771)

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$
Balance, December 31, 2009, restated	73,062,205		73,061	17,845,563	-	-	-	-	(114,175)	(20,571,220)	(2,766,771)

Issuance of common stock for services:
Feb 2010 - $0.07 per share	200,000		200	13,800	-	-	-	-	-	-	14,000
Nov 2010 - $0.05 per share	800,000		800	43,200	-	-	-	-	-	-	44,000
Issuance of common stock for debt settlement:
Feb 2010 - $0.07 per share	1,157,143		1,157	79,843	-	-	-	-	-	-	81,000
Jun 2010 - $0.06 per share	420,000		420	24,780	-	-	-	-	-	-	25,200
Sep 2010 - $0.06 per share	350,000		350	20,650	-	-	-	-	-	-	21,000
Issuance of common stock for cash:									-	-
Jan 2010 - $0.0714per share	90,459,600		90,460	6,370,940	-	-	-	-	-	-	6,461,400
Finder fees & Shares issue costs on financing	-		-	(1,546,238)	-	-	-	-	-	-	(1,546,238)
Issuance of common stock pursuant to the exercise of stock options:
Feb 2010 - $0.001 per share	920,000		920	-	-	-	-	-	-	-	920
Apr 2010 - $0.001 per share	284,000		284	-	-	-	-	-	-	-	284
Sep 2010 - $0.001 per share	188,300		189	-	-	-	-	-	-	-	189
Fair value of options granted	-		-	1,598,845	-	-	-	-	-	-	1,598,845
Issuance of common stock pursuant to the exercise of warrants for cash:
Warrants exercised with cashless feature	347,727		348	(348)	-	-	-	-	-	-	-
Fair value of warrants modified	-		-	23,376	-	-	-	-	-	-	23,376
Net loss for the year ended December 31, 2010	-		-	-	-	-	-	-	-	(3,249,729)	(3,249,729)
Balance, December 31, 2010	168,188,975		168,189	24,474,411	-	-	-	-	(114,175)	(23,820,949)	707,476

BIOCUREX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011
(Expressed in U.S. dollars)

										Deficit
										Accumulated
				Additional	Common	Stock		Other		During the	Stockholders’
	Common Stock			Paid-in	Stock	Subscriptions	Deferred	Comprehensive	Accumulated	Development	Equity
	Shares	Amount		Capital	Subscribed	Receivable	Compensation	Income (Loss)	Deficit	Stage	(Deficit)
	#	$		$	$	$	$	$	$	$	$
Balance, December 31, 2010	168,188,975		168,189	24,474,411	-	-	-	-	(114,175)	(23,820,949)	707,476

Issuance of common stock for services:
Feb 2011 - $0.07 per share	1,000,000		1,000	69,000	-	-	-	-	-	-	70,000
Apr 2011 - $0.05 per share	150,000		150	7,350	-	-	-	-	-	-	7,500
Jun 2011 - $0.035 per share	300,000		300	10,200							10,500
Jun 2011 - $0.04 per share	2,500,000		2,500	97,500	-	-	-	-	-	-	100,000
Jul 2011 - $0.036 per share	750,000		750	26,250	-	-	-	-	-	-	27,000
Sept 2011 - $ 0.027 per share	833,333		833	21,667	-	-	-	-	-	-	22,500
Oct 2011- $0.032 per share	833,333		833	25,833							26,666
Oct 2011 - $0.05 per share	1,200,000		1,200	58,800	-	-	-	-	-	-	60,000
Nov 2011 - $0.02 per share	166,666		167	3,167	-	-	-	-	-	-	3,334
Nov 2011- $0.02 per share	814,800		815	15,482							16,297
Nov 2011 - $ 0.020 per share	833,334		833	15,833	-	-	-	-	-	-	16,666

Issuance of common stock pursuant to the exercise of stock options:
Apr 2011 - $0.001 per share	2,288,157		2,288	-	-	-	-	-	-	-	2,288
Issuance of common stock pursuant to the exercise of warrants for cash:
Fair value of options granted				367,410	-	-	-	-	-	-	367,410
Repurchase of shares to settle loan receivable	(833,334)		(833)	(19,167)	-	-	-	-	-	-	(20,000)
Net loss for the year ended December 31, 2011	-		-	-	-	-	-	-	-	(2,571,399)	(2,571,399)
Balance, December 31, 2011	179,025,264		179,025	25,173,736	-	-	-	-	(114,175)	(26,392,348)	(1,153,763)

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at December 31, 2011, the Company has a working capital deficit of $(1,447,425) and accumulated losses of $26,392,348 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. The Company’s revenue since the inception of the development stage consist of clinic test sales, diagnostic kit sales and license fees related to the licensing and use of its RECAF™ technology.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the year ended December 31, 2011 and 2010, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2011, the Company had approximately 151,382,620 of potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during the years ended December 31, 2011 and 2010.

Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the estimated remaining life of the patents.

Property and Equipment

Property and equipment are recorded at cost less amortization, whereby in the year of acquisition only half a year of amortization is applied. Property and equipment consist of lab equipment acquired during the year of $10,519 less amortization of $1,052 (5 years straight-line), for an ending net book value of $9,467.

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

3.     PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of December 31, 2011, the Company had received patent approval from five countries and the European patent office.  Additions made after December 31, 2011 will have an estimated remaining life of approximately four years.  The Company intends to apply for extensions in the future.

A schedule of the patents is as follows:

	December 31, 2011 $	December 31, 2010 $

Patents	866,178	817,451
Less:
Accumulated amortization	(427,638)	(318,951)

Net Carrying Value	438,540	498,500

Amortization expense totaled $108,687 and $103,162 for the years ended December 31, 2011 and 2010, respectively.

The estimated future amortization expense is as follows:

$

2012	108,687
2013	108,687
2014	108,687
Thereafter	112,479
438,540

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

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

During the year ended of December 31, 2011, the Company paid interest in the amount of $12,500 (2010 - $ 12,466) and recorded $14,470 (2010 – $15,538) as the accretion expense related to these promissory notes.  As at December 31, 2011, the carrying value of these notes was $103,929 (December 2010 - $81,301).

During year ended December 31, 2011, the Company expensed $3,044 (2010 - $73,853) of the debt issue costs related to promissory notes, and at December 31, 2011, the balance of debt issue costs was $3,303 (December 2010 - $6,347).

b)
During the year ended December 31, 2011, the Company received a net advance of 213,244 RMB (US $33,884) (December 31, 2010 – 207,325 RMB (US $32,530)) from BioCurex China’s Agent. The advance is non-interest bearing, unsecured and due on demand.

5.     RELATED PARTY TRANSACTIONS AND BALANCES

	December 31, 2011 $	December 31, 2010 $

Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	595,548	417,734
Due to Company’s Chairman (b)	29,386	12,054
Due to a former officer (c)	4,930	4,930
Due to Company’s Director (d)	17,500	-

	647,364	434,718

a)
The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the year ended December 31, 2011 and 2010, Pacific performed research and development for the Company valued at $667,959 and $479,778, respectively.

Pacific also provided administrative services during the year ended December 31, 2011 and 2010, valued at $239,682 and $198,230, respectively. During the year ended December 31, 2011, and 2010, Pacific charged interest of $8,495 and $8,904, respectively, calculated at the bank prime rate on the monthly balance owed. In 2011, the Company issue 814,800 shares of common stock to the employees of Pacific to settle $16,296 of the related party balance owing to Pacific. As at December 31, 2011 and 2010, the amount due to Pacific was $533,048 and $405,688, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During year ended December 31,

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

5.     RELATED PARTY TRANSACTIONS AND BALANCES (continued)

2011, the Company incurred $250,000 (2010 - $250,000) for the management services of which $62,500 remains unpaid as of December 31, 2011(2009 - $12,054).

b)
On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the year ended December 31, 2011, the Company incurred $110,999 (2010 - $140,333) for management services. As at December 31, 2011, the Company is indebted to the Company’s Chairman for $29,386 of management fees and miscellaneous expense (2010 - $12,054).

c)	The balance represents $4,930 owing to a former officer which is unsecured, non-interest bearing and due on demand (2010 - $4,930).

d)	During 2011, Company incurred $17,500 in consulting fees to a director of the Company, of which $17,500 was outstanding at year end (2010 - $nil).

6.     CONVERTIBLE NOTES AND DEBT

a)	As of September 30, 2011, one $33,885 (2010 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

Under the convertibility terms of the notes payable, the principal, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The conversion price per share is equal to the lesser of the stated price at $0.17 or 75% of the average closing bid prices for the five trading days ending on the trading day immediately before the date of the conversion.

b)
As at December 31, 2011, the Company has convertible secured notes (the “Notes”) in the principal amount of $544,460. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.13 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price.  An Exempt Issuance is defined as:

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

6.      CONVERTIBLE NOTES AND DEBT (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the year ended December 31, 2011:

	Principal $	Discount $	Carrying Value $
Balance, December 31, 2009	1,750,000	(551,001)	1,198,999
Principal repayments	(1,186,700)	-	(1,186,700)
Accretion of discount on convertible debt	-	425,436	425,436

Balance, December 31, 2010	563,300	(125,565)	437,735
Principal repayments	(18,840)	–	(18,840)
Accretion of discount on convertible debt	–	58,745	58,745

Balance, December 31, 2011	544,460	(66,820)	477,640

During the year ended December 31, 2011, the Company expensed $21,223 (2010 - $21,223) of the debt issue costs related to these convertible notes. The balance of debt issue costs at December 31, 2011 is $21,281 (December 31, 2010 - $42,504).

c)
On December 15, 2011 the Company sold a convertible note in a principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before March 19, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board. The conversion feature hasn’t been separated from the loan because it does not provide for net settlement until convertible.

On the issuance of the convertible note, the Company incurred $3,500 in debt issuance costs. These costs were capitalized and will be amortized over the life of the note.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

7.     COMMON STOCK

For the year ended December 31, 2011:

a)	In February 2011, the Company issued 500,000 shares of common stock to a vendor of $35,000.

b)
In February 2011, the Company entered into a consulting agreement for investor relation consulting services ending May 31, 2011. The Company issued 500,000 restricted common shares with an estimated fair value of $35,000.

c)	In April 2011, the Company issued 2,288,157 shares of common stock pursuant to stock options exercised at $0.001 per share.

d)	In April 2011, the Company issued 150,000 shares of common stock to a scientist with an estimated fair value of $7,500 for consulting services.

e)	In June 2011, the Company issued 300,000 shares of common stock to a scientist with an estimated fair value of $10,500 for consulting services.

f)	In June 2011, the Company issued 2,500,000 shares of common stock to a vendor to settle a $87,500 retainer owing for consulting services.

g)	In July, 2011, the Company issued 750,000 shares of common stock to a vendor with an estimated fair value of $27,000 for consulting services.

h)	In September, 2011, the Company issued 833,333 shares of common stock to a vendor with an estimated fair value of $22,500 for consulting services.

i)	In October, 2011, the Company issued 833,333 shares of common stock to a vendor with an estimated fair value of $26,667 for consulting services.

j)	In October, 2011, the Company issued 1,200,000 shares of common stock to a vendor to settle a $36,000 retainer owing for consulting services.

k)	In November, 2011, the Company issued 833,334 shares of common stock to a vendor with an estimated fair value of $16,667 for consulting services.

l)	In November, 2011, the Company issued 814,800 shares of common stock to three employees of a related party, in order to settle $16,296 of a related party loan.

m)
In November, 2011, the Company repurchased 833,334 shares of their common stock from a scientist in order to settle a $20,000 note receivable per a loan agreement entered into with the scientist in September 2011.

n)	In November, 2011, the Company issued 166,666 shares of common stock to a scientist with an estimated fair value of $3,334 for consulting services.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

7.     COMMON STOCK (continued)

For the year ended December 31, 2010: (continued)

In January 2010, the Company entered into an Underwriting Agreement with Paulson Investment Company ("Paulson"), as representative of the two underwriters named therein. Pursuant to the terms of such Underwriting Agreement, Paulson agreed to underwrite the offer and sale by the Company of 1,200,000 units, each unit consisting of 70 shares of the Company's common stock and 70 redeemable common stock purchase warrants.  Each warrant allows the holder to purchase one common share of the Company for $0.107 per share for a term expiring on January 19, 2015. In addition, the Company issued the underwriters a 45-day option to purchase an additional 92,280 units to cover over-allotments. The underwriters agreed to offer the units to the public at $5.00 per unit. As compensation for the services to be provided to the underwriters in connection with the offering of the units, the Company agreed to a 9% underwriting commission for $581,526 in cash. In addition, the Company agreed to pay $180,000 to Paulson for a non-accountable expense allowance, and issue "Representative's Warrant", with an estimated fair value of $939,771 which allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years expiring January 19, 2015 (see note 10). The offer and sale of all of the units, including the units covered by the over-allotment option and the Representative's Warrant, all of the shares and warrants included in the units as well as the Representative's Warrant are covered by a registration statement on Form S-1 filed by the Company under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on January 19, 2010.  Pursuant to the Form S-1, the Company issued a total of 90,459,600 shares and 90,459,600 warrants on January 28, 2010.

a)	In February 2010, the Company issued 800,000 shares of common stock to a vendor to settle account payable of $56,000.

b)	In February 2010, the Company issued 200,000 shares of common stock to a vendor for $14,000 of services.

c)	In February 2010, a total of 920,000 stock options were exercised at $0.001 per share.

d)
In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a note holder. This exercise was based on the cashless exercise provision of the stock purchase warrant.

e)	In February 2010, the Company issued 357,143 shares of common stock to a vendor to settle account payable of $25,000.

f)	In April 2010, a total of 284,000 stock options were exercised at $0.001 per share.

g)	In June 2010, the Company issued 420,000 shares of common stock to a vendor to settle $25,200 of accounts payable.

h)	In September 2010, a total of 188,300 stock options were exercised at $0.001 per share.

i)	In September 2010, the Company issued 350,000 shares of common stock to a vendor to settle $21,000 of accounts payable.

j)	In November 2010, the Company issued 800,000 shares of common stock to an investor relations company for their consulting services at a fair value of $44,000.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

8.     STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 10,500,000 shares to 20,000,000 shares with 4,347,666 common shares available for future issuance as of December 31, 2011.

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of December 31, 2011.

Management Stock Options

In 2010, the Company granted 28,500,000 stock options to five directors and one officer at an exercise price of $0.0714 per share. The stock options expire on December 31, 2020.  Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

8.     STOCK-BASED COMPENSATION (continued)

A summary of the changes in the Company’s stock options is presented below:

	Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2009	5,987,057	0.001	1.65	652,589

Granted	28,500,000	0.0714
Exercised	(1,392,300)	0.001

Outstanding, December 31, 2010	33,094,757	0.062	7.98	294,064

Exercised	(2,288,157)	0.001

Outstanding, December 31, 2011	30,806,600	0.066	7.56	20,759
Exercisable, December 31, 2011	21,306,600	0.064	7.33	20,759

As at December 31, 2011, there was $16,856 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted which are expected to be recognized within a year. The compensation cost of shares vested was $367,410 and $1,610,095 for the years ended December 31, 2011 and 2010, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of December 31, 2011, and changes during the year end of December 31, 2011, is presented below:

	Number of	Weighted Average
Non-vested	Options	Exercise Price

Non-vested at December 31, 2009	1,453,900	0.0010
Granted	28,500,000	0.0714
Vested	(10,953,900)	0.0621

Non-vested at December 31, 2010	19,000,000	0.0714
Vested during period	(9,500,000)	0.0714

Non-vested at December 31, 2011	9,500,000	0.0714

9.     SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2009	16,952,811	0.14

Issued	90,459,600	0.107
Exercised	(1,275,000)	0.08	(1)
Expired	(1,945,277)	0.19
Balance, December 31, 2010	104,192,134	0.134
Expired	(5,027,804)	0.12
Balance, December 31, 2011	99,164,330	0.134

(1)
In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

9.     SHARE PURCHASE WARRANTS (continued)

As at December 31, 2011, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

1,000,000	$0.25	30-Apr-2012
2,000,000	$0.11	1-Apr-2012
2,204,730	$0.08	26-Aug-2014
3,500,000	$0.14	27-Jun-2012
90,459,600	$0.11	19-Jan-2015(1)
99,164,330

(1)
The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10.   UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with the Underwriting Agreement described in Note 7(a).  The warrant had an estimated fair value of $939,771 and it allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015.  Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at December 31, 2011, the 120,000 unit purchase warrants were outstanding.

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

11.   FAIR VALUE MEASUREMENTS (continued)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets:
Cash equivalents	$189,148	$–	$–	$189,148

Total assets measured at fair value	$189,148	$–	$–	$189,148

Liabilities:
Derivative liability	$–	$–	$15,862	$15,862
Total liabilities measured at fair value	$–	$–	$15,862	$15,862

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

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

The following table summarizes the change in derivative liabilities for the year ended December 31, 2011 and 2010:

$
Derivative Liabilities at December 31, 2009	1,019,503
Settlement of derivative liabilities	(58,150)
Change in fair value of derivative liabilities	(816,194)
Derivative Liabilities at December 31, 2010	145,159
Settlement of derivative liabilities	(103,923)
Change in fair value of derivative liabilities	(25,374)
Derivative liabilities at December 31, 2011	15,862

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 99% - 175%; risk-free interest rates ranging from 0.16% - 1.98% and expected terms based on the contractual term.

13.   COMMITMENTS AND CONTINGENCIES

a)
On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of December 31, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b)
On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of December 31, 2011, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

c)
BioCurex China has entered into a lease agreement with a third party with a term from February 15, 2009 to February 1, 2012 in consideration of 78,200 RMB (approximately $11,885 USD) to be paid annually.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

14.   INCOME TAXES

The Company has adopted the provisions of ASC 740, “Accounting for Income Taxes”. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The Company has incurred operating losses of approximately $16,515,585 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

Year	Net	Expiration
Incurred	Loss	Date

2000	$24,052	2020
2001	793,976	2021
2002	231,928	2022
2003	1,120,379	2023
2004	1,400,412	2024
2005	1,645,391	2025
2006	1,888,080	2026
2007	2,327,750	2027
2008	1,050,348	2028
2009	2,221,456	2029
2010	1,731,526	2030
2011	2,080,287	2031
	$16,515,585

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $

Income tax recovery at statutory rate	899,990	1,137,405

Accretion of discount on debt	(27,067)	(214,844)
Derivative gain/loss	8,880	285,668
Stock based compensation	(128,593)	(567,778)
Financing costs	(8,493)	(33,277)
Other	-	15,630
Expiry of losses	-	(31,483)
Valuation allowance change	(744,717)	(591,321)

Provision for income taxes	–	–

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATMEMENTS

14.   INCOME TAXES (continued)

The significant components of deferred income tax assets and liabilities as at December 31, 2011 and 2010 are as follows:

	December 31, 2011 $	December 31, 2010 $

Net operating loss carryforward	5,780,455	5,052,354
Intangible assets	68,629	52,012
Valuation allowance	(5,849,084)	(5,104,366)

Net deferred income tax asset	–	–

15.   SUBSEQUENT EVENTS

a)	In February 2012, the Company issued 675,000 shares of common stock pursuant to stock options exercised at $0.001 per share.

b)	In February 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $15,000 for consulting services.

c)	In February 2012, the Company issued 1,141,700 shares of common stock to three employees of a related party with an estimated fair value of $11,417 to settle a related party loan.

d)
In February 2012, the Company sold a convertible note in a principal amount of $42,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 19, 2013. At any time after August 7, 2012 the note can be converted into shares of our common stock.

e)	In March 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $15,000 for consulting services.

f)	In March 2012, the Company issued 770,850 shares of common stock to three employees of a related party with an estimated fair value of $15,417 to settle a related party loan.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2012.

BIOCUREX, INC.

By:	/s/ Ricardo Moro
Dr. Ricardo Moro - Principal Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Moro	Principal Executive Officer and a Director	March 30, 2012
Dr. Ricardo Moro

/s/ Paul Slowey	President and a Director	March 30, 2012
Dr. Paul Slowey

/s/ Gladys Chan	Principal Financial and Accounting Officer	March 30, 2012
Gladys Chan

/s/ Antonia Bold-de-Haughton	Director	March 30, 2012
Antonia Bold-de-Haughton

/s/ Phil Gold	Director	March 30, 2012
Dr. Phil Gold

/s/ Phil Gold	Executive Chairman and a Director	March 30, 2012
Phil Gold Ph.D.

/s/ Jim Walsh	Director	March 30, 2012
Jim Walsh, Ph.D.

/s/ Trent Davis	Director	March 30, 2012
Trent Davis

BIOCUREX, INC.

FORM 10-K

EXHIBITS