Form 10-Q
period 2012-03-31
BIOCUREX INC
filed 2012-05-15
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,383,351 shares outstanding as of May 10, 2012.

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
March 31, 2012

INDEX

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	(Unaudited)
	March 31,	December 31,
ASSETS	2012	2011
	$	$

Current Assets

Cash	76,488	189,148
Prepaid expenses and other	38,977	19,371
Total Current Assets	115,465	208,519

Debt issue Costs (Note 4(a) and 6(b))	24,534	28,084
Patents (Note 3)	414,911	438,540
Equipment (Note 2)	9,204	9,467

Total Assets	564,114	684,610

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	69,093	86,027
Derivative liability (Note 12)	22,159	15,862
Accrued liabilities	363,633	361,281
Loans payable (Note 4(b)	33,851	33,884
Due to related parties (Note 5)	775,831	647,364
Convertible notes payable (Note 6(a)) to related party	33,885	33,885
Convertible debt (Note 6(b) and (c))	604,276	477,640
Loans payable (Note 4(a))	109,880	-
	2,012,608	1,655,943

Loans payable (Note 4(a))	-	103,929
Convertible debt (Note 6(c))	-	78,500
	2,012,608	1,838,372

Commitments and Contingencies (Notes 1 and 13)
Subsequent Event (Note 14)

Stockholders' Equity (Deficit)
Common stock
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding:186,011,147 and 184,612,814 (December 31, 2011 – 180,423,597and 179,025,264), respectively	184,614	179,025
Additional paid-in capital	25,276,891	25,173,736
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(26,795,824)	(26,392,348)
Stockholders' Equity (Deficit)	(1,448,494)	(1,153,762)
Total Liabilities and Stockholders' Equity (Deficit)	564,114	684,610

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated During the
			Development Stage
	Three Months Ended		January 1, 2001
	March 31,		to March 31,
	2012	2011	2012
	$	$	$
Revenue	14,049	-	1,485,403

Operating Expenses

Amortization of patents (Note 3)	27,435	26,512	463,824
General and administrative (Note 5(a) & 8)	167,944	172,908	9,622,954
Impairment of patents	-	-	67,620
Professional and consulting fees	53,811	159,668	6,125,031
Research and development (Note 5(a))	117,371	190,210	5,642,813
Total Operating Expenses	366,561	549,298	21,922,242
Loss From Operations	(352,512)	(549,298)	(20,436,839)

Other Income (Expense)

Accretion of discounts on debt	(21,787)	(18,044)	(4,027,096)
Amortization of debt issue costs	(6,050)	(5,984)	(816,624)
Gain (loss) on derivative liability	(5,395)	54,996	121,255
Loss on extinguishments of convertible debt	-	-	(374,909)
Gain on sale of equity investment securities	-	-	147,991
Gain on settlement of accounts payable	-	-	102,937
Loss on sale of assets	-	-	(5,679)
Interest expense	(17,732)	(14,020)	(1,890,539)
Interest income	-	-	383,679

Total Other Income (Expense)	(50,964)	16,948	(6,358,985)

Net Loss and Comprehensive Loss	(403,476)	(532,350)	(26,795,824)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	181,165,000	168,645,000

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated During
	Three Months Ended		The Development Stage
	March 31,		January 1, 2001
	2012	2011	to March 31, 2012
	$	$	$
Operating Activities:
Net loss for the period	(403,476)	(532,350)	(26,795,824)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on debt	21,787	18,044	4,032,470
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents & equipment	27,435	26,512	464,876
Amortization of debt issue costs	6,050	5,984	816,624
Loss on extinguishments of debt	-	-	374,909
Loss on sale of assets			5,674
Gain on write off accounts payable	-	-	(102,937)
Gain on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	-	-	67,620
Gain (loss) on derivative liability	6,297	(54,996)	(120,352)
Stock-based compensation	17,317	73,058	8,276,653

Changes in operating assets and liabilities:

Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	(19,606)	4,623	(3,282)
Accounts payable & accrued liabilities	37,885	45,155	1,841,529
Due to related party	167,394	12,175	345,739
Deferred revenue	-	-	(162,000)
Subscriptions receivable		-	(100,683)

Cash Used in Operating Activities	(138,917)	(401,795)	(11,220,216)

Investing Activities:
Net Proceeds from notes receivable	-	-	1,171
Patent costs	(3,543)	(18,700)	(741,624)
Proceeds from sale of investment securities	-	-	451,123
Proceeds from sale / purchase of equipment, net	-		(16,195)

Cash Used in Investing Activities	(3,543)	(18,700)	(305,525)

Financing Activities:
Due to related parties	-	-	552,281
Proceeds from loans payable	-	-	607,549
Repurchase of shares	-	-	(20,000)
Repayment on loans payable	-	-	(450,000)
Proceeds from convertible debt	42,500	-	3,760,743
Repayment on convertible debt	(10,200)	-	(2,429,991)
Deferred financing costs	-	-	(769,487)
Debt issue costs	(2,500)	-	(95,444)
Proceeds from shares issued of common stock	-	-	9,962,872
Proceeds from the exercise of stock options and warrants	-	2,288	1,150,204
Share issuance costs	-	-	(909,049)

Cash Provided by Financing Activities	29,800	2,288	11,359,678
Net Decrease in Cash	(112,660)	(418,207)	(166,063)
Cash - Beginning of Period	189,148	1,770,194	242,551
Cash - End of Period	76,488	1,351,987	76,488

Non-cash Investing and Financing Activities:
Share issued to settle debt	52,500	70,000	1,337,177
Units issued as share issuance costs	-	-	939,771
Shares acquired for note receivable	-	-	20,000
Note payable converted into common shares	-	-	1,594,021

Supplemental Disclosures:
Interest paid	15,380	13,602	775,978
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at March 31, 2012, the Company has a working capital deficit of $1,897,143 and accumulated losses of $26,795,824 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K filed on March 29, 2012 with the SEC.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2012, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future interim periods or for the entire fiscal year.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2012, the Company had approximately 151,304,158 potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

Property and Equipment

Property and equipment are recorded at cost less amortization, whereby in the year of acquisition only half a year of amortization is applied. Property and equipment consist of lab equipment acquired during the year of $10,519 less amortization of $1,315 (5 years straight-line), for an ending net book value of $9,204.

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

3.     PATENTS

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of March 31, 2012, the Company had received patent approval from five countries and the European patent office.  Additions made after March 31, 2012 will have a remaining life of approximately three years.  The Company intends to apply for extensions in the near future.

A schedule of the patents is as follows:

	March 31, 2012	December 31, 2011
	$	$

Patents	869,722	866,178
Less:
Accumulated amortization	(454,811)	(427,638)

Net Carrying Value	414,911	438,540

Amortization expense totaled $27,172 and $26,512 for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense is as follows:

$

2012	81,515
2013	108,687
2014	224,709
414,911

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

During the three months end of March 31, 2012, the Company paid interest in the amount of $3,116 (2011 - $3,082) and recorded $5,951 (2011 – $4,236) as the accretion expense related to these promissory notes.  As at March 31, 2012, the carrying value of these notes was $109,880 (December 31, 2011 - $103,929).

During the three months end of March 31, 2012, the Company expensed $759 (2011 - $751) of the debt issue costs related to promissory notes, and at March 31, 2012, the balance of debt issue costs was $2,544 (December 31, 2011- $3,303).

b)
As of March 31, 2012, the Company has received a net advance of 213,244 RMB (US $33,851) (December 31, 2011 – 213,244 RMB (US $33,884)) from BioCurex China’s Agent. The advance is non-interest bearing, unsecured and due on demand.

5.     RELATED PARTY TRANSACTIONS AND BALANCES

	March 31, 2012	December 31, 2011
	$	$

Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	687,239	595,548
Due to Company’s Chairman (b)	54,495	29,386
Due to a former officer (c)	4,930	4,930
Due to Company’s Director (d)	29,167	17,500

	775,831	647,364

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

5.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

a)
The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the three months ended March 31, 2012 and 2011, Pacific performed research and development for the Company valued at $103,596 and $165,949, respectively.

Pacific also provided administrative services during the three months ended March 31, 2012 and 2011, valued at $50,501 and $49,720, respectively. During the three months ended March 31, 2012, and 2011, Pacific charged interest of $4,019 and $2,031, respectively, calculated at the bank prime rate on the monthly balance owed.  In the past three months, the Company issued 1,912,550 shares of common stock to the employees of Pacific to settle $38,251 of the related party balance owing to Pacific. As at March 31, 2012 and December 31, 2011, the amount due to Pacific was $562,914 and $403,072, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During three months ended March 31, 2012, the Company incurred $62,500 (2011 - $62,500) for the management services of which the unpaid balance was $124,325 (December 31, 2011- $62,500).

b)
On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the three months ended March 31, 2012, the Company incurred $25,000 (2011 - $36,000) for management services. As at March 31, 2012, the Company is indebted to the Company’s Chairman for $54,495 (December 31, 2011- $29,386) of management fees and miscellaneous expense

c)	As at March 31, 2012 the Company owed $4,930 to a former officer which is unsecured, non-interest bearing and due on demand.

d)
During the three months ended March 31, 2012, Company incurred $17,500 in consulting fees to a director of the Company (2011- $17,500), of which $29,167 was outstanding at December 31, 2011 (2011 - $17,500).

6.      CONVERTIBLE NOTES AND DEBT

a)
As of March 31, 2012, one $33,885 (2011 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

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

b)
As of March 31 30, 2012, the Company has convertible notes (the “Notes”) in the principal amount of $534,260. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.13 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price.  An Exempt Issuance is defined as:

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

6.      CONVERTIBLE NOTES AND DEBT (continued)

i.
shares or  options  issued  to  employees of the Company for  services rendered pursuant to any stock or option plan adopted by the Directors of Biocurex, not to exceed 500,000 shares or options in any year;

ii.	options issued to officers or directors of the Company, provided that the number of options issued during any twelve-month period may not exceed 500,000;

iii.	shares or options issued at fair market value for services rendered to independent consultants, limited to 500,000 shares or options in any year;

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the three months ended March 31, 2012:

	Principal $	Discount $	Carrying Value $
Balance, December 31, 2011	544,460	(66,820)	477,640
Principal repayments	(10,200)	–	(10,200)
Accretion of discount on convertible debt	–	15,836	15,836

Balance, March 31, 2012	534,260	(50,984)	483,276

During the three months ended March 31, 2012, the Company expensed $5,292 (2011 - $5,233) of the debt issue costs related to these convertible notes. The balance of debt issue costs at March 31, 2011 is $15,990 (December 31, 2011 - $21,281).

c)
The Company issued two convertible notes with principal amounts of $78,500 and $42,500, respectively, to a private investor. The note with a principal amount of $78,500 is convertible commencing on June 15, 2012 and is due on March 19, 2013. The note with a principle amount of $42,500 is convertible commencing on August 21, 2012 and is due on February 23, 2013. Both notes bear interest at 8% per year and  are unsecured. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board. As at March 31 2012, the embedded conversion feature has not been bifurcated and separately accounted for as it does not provide for net settlement until it becomes convertible on June 15 and August 21, 2012.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

6.      CONVERTIBLE NOTES AND DEBT (continued)

On the issuance of the convertible note, the Company incurred $6,000 in debt issuance costs. These costs were capitalized and will be amortized over the life of the note.

7.	COMMON STOCK

a)	In February 2012, the Company issued 675,000 shares of common stock pursuant to stock options exercised at $0.001 per share.

b)	In February 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $22,500 for consulting services.

c)	In February 2012, the Company issued 1,141,700 shares of common stock to three employees of a related party with an estimated fair value of $22,834 for services provided by related party.

d)	In March 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $30,000 for consulting services.

e)	In March 2012, the Company issued 770,850 shares of common stock to three employees of a related party with an estimated fair value of $15,417 for services provided by related party.

8.      STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 19, 2012, the Company increased the number of shares issuable pursuant to this plan from 20,000,000 shares to 40,000,000 shares with 19,435,116 common shares available for future issuance as of April 19, 2012.

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of March 31, 2012.

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

8.      STOCK-BASED COMPENSATION (continued)

Management stock options

As of March 31, 2012, the Company granted 28,500,000 stock options to five directors and one officer at an exercise price of $0.0714 per share. The stock options expire on December 31, 2020.  Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

A summary of the changes in the Company’s stock options is presented below:

	Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2011	30,806,600	0.066	7.56	20,759
Exercised	(675,000)	0.001

Outstanding, March 31, 2012	30,131,600	0.068	7.48	31,816

The compensation cost of shares vested was $17,317 and 3,057 for the three months ended March 31, 2012 and 2011, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of March 31, 2012, and changes during the three months ended of March 31, 2012, is presented below:

	Number of	Weighted Average
Non-vested	Options	Exercise Price

Non-vested at December 31, 2011	9,500,000	0.0714
Vested during period	(9,500,000)	0.0714

Non-vested at March 31, 2012	-	-

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

9.      SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2011	99,164,330	0.134
Balance, March 31, 2012	99,164,330	0.134

As at March 31, 2012, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

1,000,000	$0.25	30-Apr-2012
2,000,000	$0.11	1-Apr-2012
2,204,730	$0.08	26-Aug-2014
3,500,000	$0.14	27-Jun-2012
90,459,600	$0.11	19-Jan-2015(1)
99,164,330

(1)
The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10.   UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement  that allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015.  Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at March 31, 2012, the 120,000 unit purchase warrants were outstanding.

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

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

11.    FAIR VALUE MEASUREMENTS (continued)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of March 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets:
Cash	$76,488	$–	$–	$76,488

Total assets measured at fair value	$76,488	$–	$–	$76,488

Liabilities:

Derivative liabilities	$–	$22,159	$–	$22,159

Total liabilities measured at fair value	$–	$22,159	$–	$22,159

BIOCUREX, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The following table summarizes the change in derivative liabilities for the three months ended March 31, 2012:

$
Derivative liabilities at December 31, 2011	15,862
Settlement of derivative liabilities	902
Change in fair value of derivative liabilities	5,395
Derivative liabilities at March 31, 2012	22,159

13.   COMMITMENTS AND CONTINGENCIES

a)
On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of March 31, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b)
On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of March 31, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

14.   SUBSEQUENT EVENTS

a)	In April 2012, the Company issued 3,800,000 shares of common stock to vendors with an estimated fair value of $55,000 for legal and consulting services.

b)	In April 2012, the Company issued 1,600,922 shares of common stock to three employees of a related party with an estimated fair value of $20,812 for services provided by the related party.

c)	In April 2012, the Company issued 384,615 shares of common stock to a vendor with an estimated fair value of $5,000 for financing services.

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

Our business model is to develop internally our RECAF cancer diagnostic platform to the stage where individual applications can be partnered or licensed in strategic relationships for regulatory approval and commercialization.  Our objective is to receive cash from licensing fees, milestone payments, and royalties from such partnerships which support continued development of our cancer diagnostic portfolio.  We have signed licensing agreements for our cancer detection blood tests with Abbott Laboratories and with Inverness Medical Innovations.  In the veterinarian market where there are no regulatory hurdles, our objective is to commercialize our technology through our subsidiary, OncoPet Diagnostics, and with distributors in North America, Europe and elsewhere.

Our principal objectives for the twelve-month period ending March 31, 2013 are as follows:

●	grant one additional license for our cancer detection blood test;
●	commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
●	finish development for our rapid, point of care cancer test; and
●	commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology.  We may not be able to achieve these objectives by March 31, 2013, or at all.

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

In October 2010 we entered into a non-exclusive distribution agreement with VetRed B.V. from Naarden, the Netherlands. VetRed, a private company under Dutch law, represents our wholly owned subsidiary OncoPet Diagnostics to distribute our OncoPet RECAF™ cancer test for dogs in Europe.

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

Our wholly owned subsidiary, OncoPet(TM) Diagnostics, Inc., has entered into two non-exclusive distribution agreements with two prominent US veterinary suppliers for the distribution of the OncoPet Sample Collection Kit for canine cancer diagnosis.

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

Our sources and (uses) of cash during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011

Cash used in operations	$(138,917)	$(401,795)
Patent costs	(3,543)	(18,700)
Proceeds from loan	42,500	-
Repayment of loan	(10,200)	-
Debt issue costs	(2,500)	-
Sale of common stock	$–	$2,288

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000.  The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets.  At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.13.  From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders.  Due to principal payments and conversions, the outstanding principal balance of the notes as of March 31, 2012 was $534,260.

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

In December 2011 we sold a convertible note in principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before March 19, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximately 13,500,000 shares of our common stock if the note was converted on May 09, 2012.

In February 2012 we sold a convertible note in principal amount of $42,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 23, 2013. At any time after August 21, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximately 7,328,000 shares of our common stock if the note was converted on May 09, 2012.

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

Material changes of items in our Statement of Operations for the three ended March 31, 2012, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.

Professional and Consulting Fees	D	This is the result of the expiration or termination of three consulting agreements.

Research and Development	D	The decrease was primarily attributable to less lab materials, supplies and the termination of a scientist contract.

Interest expense	I	The Company entered into a new convertible note agreement, which accrues interest at 8%.

Gain (loss) on derivative liability	D	Decrease primarily due to the fluctuation of the company share price in the past three months.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the three months ended March 31, 2012.

The shares described in the Note 7 were registered by means of a registration statement on Form S-8.

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

BIOCUREX, INC.

May ____, 2012	By:	/s/ Dr. Ricardo Moro
Dr. Ricardo Moro – Principal Executive Officer

May ____, 2012	By:	/s/ Gladys Chan
Gladys Chan – Principal Financial and Accounting Officer