Form 10-K/A
period 2009-12-31
BIOCUREX INC
filed 2012-07-11
CIK 1092562

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

     In August 2009 we entered into a loan modification agreement with the holders of our convertible notes. Initially, we determined that there was no intrinsic value to the conversion feature of the modified notes and as a result we recorded a discount on the modified notes. After further review, we determined that the conversion feature should have been classified as derivative liability. Accordingly, we restated our December 31, 2009 financial statements to record the fair value of the derivative liability as of the date of issuance.

     Our Principal Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion our disclosure controls and procedures were not effective due to the incorrect application of Generally Accepted Accounting Principles to the modification of the convertible notes discussed above.

     Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, our management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission
(COSO). Based on this assessment, our management was of the opinion that, as of December 31, 2009, our internal control over financial reporting was not effective due to the incorrect application of Generally Accepted Accounting Principles to the modification of the convertible notes discussed above.

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

8. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

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

8. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

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

8. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE DEBT (continued)

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

9.    COMMON STOCK (continued)

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

9.    COMMON STOCK (continued)

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

9. COMMON STOCK (continued)

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

10. STOCK-BASED COMPENSATION (continued)

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

10. STOCK-BASED COMPENSATION (continued)

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

   11. SHARE PURCHASE WARRANTS (continued)

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

12. FAIR VALUE MEASUREMENTS (continued)

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

14. INCOME TAXES (continued)

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

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of July 2012.

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

Signature                        Title                Date
---------                        -----                ----


/s/ Ricardo Moro              Director             July 3, 2012
----------------------
Dr. Ricardo Moro


/s/ Gladys Chan               Principal Financial  July 3, 2012
----------------------------  and Accounting
Gladys Chan                   Officer


/s/ Paul Slowey               President and        July 4, 2012
----------------------        Director
Paul Slowey


-----------------------       Director
Dr. Denis Burger

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS