Form 10-K/A
period 2010-12-31
BIOCUREX INC
filed 2012-07-11
CIK 1092562

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

     Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, our management used criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission
(COSO). Based on this assessment, our management was of the opinion that, as of December 31, 2010, our internal control over financial reporting was not effective due to the incorrect application of Generally Accepted Accounting Principles to the modification of the convertible notes discussed above.

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

6. CONVERTIBLE NOTES AND DEBT (continued)

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

6. CONVERTIBLE NOTES AND DEBT (continued)


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

7. COMMON STOCK (continued)

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

7. COMMON STOCK (continued)

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

7. COMMON STOCK (continued)

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

8. STOCK-BASED COMPENSATION (continued)

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

 8.STOCK-BASED COMPENSATION (continued)

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

9. SHARE PURCHASE WARRANTS (continued)

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

16. RESTATEMENT (continued)

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

16. RESTATEMENT (continued)



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

Signature                       Title                      Date
---------                       -----                      ----
/s/ Ricardo Moro
----------------------          Principal Executive        July 3, 2012
Dr. Ricardo Moro                Officer and a Director


/s/ Gladys Chan
----------------------          Principal Financial        July 3, 2012
Gladys Chan                     and Accounting Officer


/s/ Paul Slowey
----------------------------    President and a Director   July 4, 2012
Paul Slowey


/s/ Denis Burger
----------------------          Director
Denis Burger

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS