Form 10-Q
period 2012-06-30
BIOCUREX INC
filed 2012-08-14
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-26947

BIOCUREX, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2742601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. )

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 281,965,151 shares outstanding as of August 14, 2012.

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

June 30, 2012

INDEX

Consolidated Balance Sheets	F-1
Consolidated Statements of Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30,	December 31,
ASSETS	2012 (Unaudited)	2011
	$	$
Current Assets
Cash	47,274	189,148
Prepaid expenses and other	40,535	19,371
Total Current Assets	87,809	208,519
Debt issue costs (Notes 4(a), 6(b) and (c) and 7(i))	25,983	28,084
Patents (Note 3)	415,757	438,540
Property and equipment (Note 2)	8,415	9,467
Total Assets	537,964	684,610
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	125,356	86,027
Derivative liability (Note 12)	39,733	15,862
Accrued liabilities	365,507	361,281
Loans payable (Note 4)	299,735	33,884
Due to related parties (Note 5)	445,162	647,364
Convertible notes payable to related party (Note 6(a))	33,885	33,885
Convertible debt (Notes 6(b) and (c))	574,616	477,640
	1,883,994	1,655,943
Loans payable (Note 4(a))	-	103,929
Convertible debt (Note 6(c))	-	78,500
	1,883,994	1,838,372
Going Concern (Note 1) Commitments and Contingencies (Note 13)
Subsequent Event (Note 14)
Stockholders' Equity (Deficit)
Common stock (Note 7)
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding: 283,363,484 and 281,965,151 (December 31, 2011 – 180,423,597 and 179,025,264)	281,966	179,025
Additional paid-in capital	25,802,984	25,173,736
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(27,316,805)	(26,392,348)
Stockholders' Equity (Deficit)	(1,346,030)	(1,153,762)
Total Liabilities and Stockholders' Equity (Deficit)	537,964	684,610

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated During the
					Development Stage
	Three Months Ended		Six Months Ended		January 1, 2001
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	8,826		22,875	-	1,494,229
Operating Expenses
Amortization of patents and equipment (Notes 2 and 3)	28,654	27,832	56,089	54,344	492,478
General and administrative (Notes 5(a) & 8)	167,504	382,741	335,448	548,798	9,790,458
Impairment of patents	-	-	-	-	67,620
Professional and consulting fees	112,343	133,890	166,155	293,559	6,237,375
Research and development (Note 5(a))	106,793	189,435	224,164	379,643	5,749,606
Total Operating Expenses	415,294	733,898	781,856	1,276,344	22,337,537
Loss From Operations	(406,468)	(733,898)	(758,981)	(1,276,344)	(20,843,308)
Other Income (Expense)
Accretion of discounts on debt	(22,632)	(18,909)	(44,419)	(36,953)	(4,049,728)
Amortization of debt issue costs	(8,550)	(6,050)	(14,600)	(12,034)	(825,174)
Gain (loss) on derivative liability	(24,352)	23,683	(29,747)	78,678	96,903
Loss on extinguishments of convertible debt	-	-	-	-	(374,909)
Gain on sale of equity investment securities	-	-	-	-	147,991
Gain on settlement of accounts payable	-	-		-	102,937
Loss on sale of assets					(5,679)
Interest expense	(58,978)	(13,932)	(76,710)	(27,951)	(1,949,517)
Interest income	-	-	-	-	383,679
Total Other Income (Expense)	(114,512)	(15,208)	(165,476)	1,740	(6,473,497)
Net Loss and Comprehensive Loss	(520,980)	(749,106)	(924,457)	(1,274,604)	(27,316,805)
Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding	212,159,500	171,686,000	196,662,100	170,171,000

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

			Accumulated During
	Six Months Ended		The Development Stage
	June 30,		January 1, 2001
	2012	2011	to June 30, 2012
	$	$	$
Operating Activities:
Net loss for the period	(924,457)	(1,274,604)	(27,316,805)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of discounts on debt	44,419	36,953	4,055,102
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents & equipment	56,089	54,344	493,530
Amortization of debt issue costs	14,600	12,034	825,174
Loss on extinguishments of debt	-	-	374,909
Loss on sale of assets			5,679
Gain on write off accounts payable	-	-	(102,937)
Gain on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	-	-	67,620
Loss (gain) on derivative liability	29,747	(78,678)	(96,903)
Stock-based compensation	17,317	196,654	8,276,652
Changes in operating assets and liabilities:
Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	(21,164)	(50,891)	(4,840)
Accounts payable & accrued liabilities	148,854	136,711	1,952,494
Due to related party	396,175	12,540	574,521
Deferred revenue	-	-	(162,000)
Subscriptions receivable		-	(100,683)
Net Cash Used in Operating Activities	(238,420)	(954,937)	(11,319,719)
Investing Activities:
Net proceeds from notes receivable	-	-	1,171
Patent costs	(32,254)	(35,263)	(770,335)
Proceeds from sale of investment securities	-	-	451,123
Proceeds from sale / purchase of equipment, net	-		(16,195)
Net Cash Provided by (Used in) Investing Activities	(32,254)	(35,263)	(334,236)
Financing Activities:
Due to related parties	-	-	552,281
Proceeds from loans payable	150,000	-	757,549
Repurchase of shares		-	(20,000)
Repayment on loans payable	-	-	(450,000)
Proceeds from convertible debt	75,000	-	3,793,243
Repayment on convertible debt	(88,700)	-	(2,508,491)
Deferred financing costs	-	-	(769,487)
Debt issue costs	(7,500)	-	(100,444)
Proceeds from shares issued of common stock	-	-	9,962,872
Proceeds from the exercise of stock options and warrants	-	2,288	1,150,204
Share issuance costs	-	-	(909,049)
Net Cash Provided by Financing Activities	128,800	2,288	11,458,678
Net Increase (Decrease) in Cash	(141,874)	(987,912)	(195,277)
Cash - Beginning of Period	189,148	1,770,194	242,551
Cash - End of Period	47,274	782,282	47,274

Non-cash Investing and Financing Activities:
Share issued to settle debt	714,197	140,500	1,998,874
Units issued as share issuance costs	-	-	939,771
Shares acquired for note receivable	-	-	20,000
Note payable converted into common shares	-	-	1,594,021

Supplemental Disclosures:
Interest paid	72,209	27,112	832,807
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

1. NATURE OF BUSINESS AND GOING CONCERN

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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at June 30, 2012, the Company has a working capital deficit of $1,796,185 and accumulated losses of $27,316,805 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2012, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future interim periods or for the entire fiscal year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2012, the Company had approximately 161,604,152 potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

Property and Equipment

Property and equipment are recorded at cost less amortization, whereby in the year of acquisition only half a year of amortization is applied. Property and equipment consists of lab equipment with a cost of $10,519 less amortization of $2,104 (5 years straight-line), for an ending net book value of $8,415.

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

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of June 30, 2012, the Company had received patent approval from five countries and the European patent office. Additions made after June 30, 2012 will have a remaining life of approximately three years. The Company intends to apply for extensions in the near future.

A schedule of the patents is as follows:

	June 30, 2012 $	December 31, 2011 $

Patents	898,433	866,178
Less:
Accumulated amortization	(482,676)	(427,638)

Net Carrying Value	415,757	438,540

Amortization expense totaled $55,038 and $54,344 for the six months ended June 30, 2012 and 2011, respectively.

The estimated future amortization expense is as follows:

$

2012	55,037
2013	110,074
2014	250,646
415,757

4. LOANS PAYABLE

a)	On September 21, 2009, the Company completed a private placement in which it sold three promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

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

During the six months end of June 30, 2012, the Company paid interest in the amount of $6,233 (2011 - $6,199) and recorded $12,243 (2011 – $8,742) as the accretion expense related to these promissory notes. As at June 30, 2012, the carrying value of these notes was $116,172 (December 31, 2011 - $103,929).

During the six months end of June 30, 2012, the Company expensed $1,518 (2011 - $1,518) of the debt issue costs related to promissory notes, and at June 30, 2012, the balance of debt issue costs was $1,785 (December 31, 2011 - $3,303).

b)	As of June 30, 2012, the Company has received a net advance of 213,244 RMB (US $33,563) (December 31, 2011 – 213,244 RMB (US $33,884)) from BioCurex China’s Agent. The advance is non-interest bearing, unsecured and due on demand.

c)	On June 13, 2012, the Company has received a term loan in an amount of $150,000 from an investment company. This loan bears interest at a rate of 30% per annum and is unsecured. Both interest and principal are payable on June 15, 2013.

5. RELATED PARTY TRANSACTIONS AND BALANCES

	June 30, 2012 $	December 31, 2011 $

Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	313,906	595,548
Due to Company’s Chairman (b)	79,660	29,386
Due to a former officer (c)	4,930	4,930
Due to Company’s Director (d)	46,666	17,500

	445,162	647,364

5. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

a)     The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the six months ended June 30, 2012 and 2011, Pacific performed research and development for the Company valued at $199,247 and $345,067, respectively.

Pacific also provided administrative services during the six months ended June 30, 2012 and 2011, valued at $106,593 and $104,284, respectively. During the six months ended June 30, 2012, and 2011, Pacific charged interest of $7,643 and $3,881, respectively, calculated at the bank prime rate on the monthly balance owed. In the past six months, the Company issued 10,080,272 shares of common stock to the employees of Pacific to settle $91,897 of the related party balance owing to Pacific. On June 6, 2012, the Company settled $480,000 of its debt to Pacific by issuing 80,000,000 shares with an estimated fair value of $480,000. As at June 30, 2012 and December 31, 2011, the amount due to Pacific was $127,080 and $533,048, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During six months ended June 30, 2012, the Company incurred $125,000 (2011 - $62,500) for the management services of which the unpaid balance was $186,826 (December 31, 2011 - $62,500).

b)	On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the six months ended June 30, 2012, the Company incurred $50,000 (2011 - $49,998) for management services. As at June 30, 2012, the Company is indebted to the Company’s Chairman for $79,660 (December 31, 2011 - $29,386) of management fees and miscellaneous expense.

c)	As at June 30, 2012 and December 31, 2011, the Company owed $4,930 to a former officer which is unsecured, non-interest bearing and due on demand.

d)	During the six months ended June 30, 2012, Company incurred $35,000 in consulting fees to a director of the Company (2011 - $17,500), of which $46,666 was outstanding at June 30, 2012 (December 31, 2011 - $17,500).

6. CONVERTIBLE NOTES AND DEBT

a)	As of June 30, 2012, one $33,885 (December 31, 2011 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

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

b)	As of June 30, 2012, the Company has convertible notes (the “Notes”) in the principal amount of $534,260. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.09 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the six months ended June 30, 2012:

	Principal $	Discount $	Carrying Value $
Balance, December 31, 2011	544,460	(66,820)	477,640
Principal repayments	(10,200)	–	(10,200)
Accretion of discount on convertible debt	–	32,176	32,176
Balance, June 30, 2012	534,260	(34,644)	499,616

During the six months ended June 30, 2012, the Company expensed $10,582 (2011 - $10,524) of the debt issue costs related to these convertible notes. The balance of debt issue costs at June 30, 2012 is $10,699 (December 31, 2011 - $21,281).

c)	The Company issued three convertible notes with principal amounts of $78,500, $42,500, and $32,500 respectively, to a private investor. The note with a principal amount of $78,500 was fully repaid on June 13, 2012 with interest paid in the amount of $42,227. The note with a principal amount of $42,500 is convertible commencing on August 21, 2012 and is due on February 23, 2013. The note with a principal amount of $32,500 is convertible commencing on October 20, 2012 and is due on April 26, 2013. Both notes bear interest at 8% per year and are unsecured. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for the Company’s common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board. As at June 30, 2012, the embedded conversion features have not been bifurcated and separately accounted for as they do not provide for net settlement until the notes become convertible on August 21, 2012 and October 20, 2012, respectively.

6. CONVERTIBLE NOTES AND DEBT (continued)

c)	On the issuance of the two convertible notes outstanding as of June 30, 2012, the Company incurred $5,000 in debt issuance costs. These costs were capitalized and will be amortized over the life of the notes.

7.	COMMON STOCK

a)	In February 2012, the Company issued 675,000 shares of common stock pursuant to stock options exercised at $0.001 per share.

b)	In February 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $22,500 for consulting services.

c)	In February 2012, the Company issued 1,141,700 shares of common stock to three employees of a related party with an estimated fair value of $22,834 for services provided by the related party.

d)	In March 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $30,000 for consulting services.

e)	In March 2012, the Company issued 770,850 shares of common stock to three employees of a related party with an estimated fair value of $15,417 for services provided by the related party.

f)	In April 2012, the Company issued 3,000,000 shares of common stock to vendors with an estimated fair value of $39,000 for legal and consulting services.

g)	In April 2012, the Company issued 800,000 shares of common stock to vendors with an estimated fair value of $16,000 for legal and consulting services.

h)	In April 2012, the Company issued 1,600,922 shares of common stock to three employees of a related party with an estimated fair value of $20,812 for services provided by the related party.

i)	In April 2012, the Company issued 384,615 shares of common stock to a vendor with an estimated fair value of $5,000 for future financing services. These costs were capitalized and will be amortized over the life of the future financing.

j)	In May 2012, the Company issued 1,000,000 shares of common stock to a service provider with an estimated fair value of $9,800 for shareholder meeting services.

k)	In June 2012, the Company issued 80,000,000 shares of common stock to a related party for the loan settlement with an estimated fair value of $480,000.

l)	In June 2012, the Company issued 6,556,800 shares of common stock to three employees of a related party with an estimated fair value of $32,834 for services provided by the related party.

m)	In June 2012, the Company issued 4,000,000 shares of common stock to vendor with an estimated fair value of $20,000 for legal and consulting services.

8. STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 19, 2012, the Company increased the number of shares issuable pursuant to this plan from 20,000,000 shares to 40,000,000 shares with 4,267,394 common shares available for future issuance as of June 30, 2012.

8. STOCK-BASED COMPENSATION (continued)

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of June 30, 2012.

Management stock options

In January 2010, the Company granted 28,500,000 stock options to five directors and one officer at an exercise price of $0.0714 per share. As of June 30, 2012, a total of 26,500,000 management stock options were outstanding. The stock options expire on December 31, 2020. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

A summary of the changes in the Company’s stock options is presented below:

Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2011	30,806,600	0.066	7.56	20,759
Forfeited and cancelled	(2,000,000)	0.0714
Exercised	(675,000)	0.001
Outstanding, June 30, 2012	28,131,600	0.067	7.21	10,380

The compensation cost of shares vested was $17,317 and 196,654 for the six months ended June 30, 2012 and 2011, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of June 30, 2012, and changes during the six months ended of June 30, 2012, is presented below:

	Number of	Weighted Average
Non-vested	Options	Exercise Price

Non-vested at December 31, 2011	9,500,000	0.0714
Vested during period	(9,500,000)	0.0714
Non-vested at June 30, 2012	-	-

9. SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2011	99,164,330	0.11
Expired	(6,500,000)	0.15
Balance, June 30, 2012	92,664,330	0.11

As at June 30, 2012, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

2,204,730	$0.08	26-Aug-2014
90,459,600	$0.11	19-Jan-2015(1)
92,664,330

(1)	The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10. UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement that allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at June 30, 2012, the 120,000 unit purchase warrants were outstanding.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Assets:
Cash	$47,274	$–	$–	$47,274
Total assets measured at fair value	$47,274	$–	$–	$47,274
Liabilities:
Derivative liabilities	$–	$39,733	$–	$39,733
Total liabilities measured at fair value	$–	$39,733	$–	$39,733

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

The following table summarizes the change in derivative liabilities for the six months ended June 30, 2012:

$
Derivative liabilities at December 31, 2011	15,862
Settlement of derivative liabilities	(5,876)
Change in fair value of derivative liabilities	29,747
Derivative liabilities at June 30, 2012	39,733

13. COMMITMENTS AND CONTINGENCIES

a)	On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of June 30, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

b)	On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of June 30, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

14.	SUBSEQUENT EVENTS

A special meeting of Biocurex's shareholders was held on July 31, 2012. At the meeting, proposals were approved by the shareholders to issue up to 10,000,000 shares of preferred stock and to consolidate the Company's common stock by a ratio that will be determined by the Company's Board of Directors at a later date.

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

Our principal objectives for the twelve-month period ending June 30, 2013 are as follows:

•	grant one additional license for our cancer detection blood test;
•	commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
•	finish development for our rapid, point of care cancer test; and
•	commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by June 30, 2013, or at all.

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

Also, we have a distributor in Taiwan who is purchasing our cancer test for dogs on a regular basis. This distributor buys complete tests which are then used in an independent laboratory in Taiwan to test the samples collected locally.

Liquidity and Capital Resources

Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

Our sources and (uses) of cash during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Cash used in operations	$ (238,420)	$ (954,937)
Patent costs	(32,254)	(35,263)
Proceeds from convertible debt	75,000	-
Proceeds from loans payable	150,000	-
Repayment of convertible debt	(88,700)	-
Debt issue costs	(7,500)	-

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.09. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of June 30, 2012 was $534,260.

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

In December 2011 we sold a convertible note in principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before March 19, 2013. In June 2012, this note was fully repaid.

In February 2012 we sold a convertible note in principal amount of $42,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 23, 2013. At any time after August 21, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximate of 33,307,210 shares of our common stock if the note was converted on August 8th, 2012.

In April 2012 we sold a convertible note in principal amount of $32,500 to a private investor. The note bears interest at 8% per year and is payable on or before April 26, 2013. At any time after October 20, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximate 25,470,219 shares of our common stock if the note was converted on August 8th, 2012.

On June 13, 2012, the Company has received a term loan in an amount of $150,000 from an investment company. This loan bears interest at a rate of 30% per annum and is unsecured. Both interest and principal are payable on June 15, 2013.

We anticipate that our capital requirements for the twelve-month period ending June 30, 2013 will be as follows:

Research, development and production of our diagnostic products	$ 700,000
General and administrative expenses	700,000
Marketing and investor communications and business development	70,000
Payment of principal and interest on amended senior convertible notes and unsecured promissory notes	1,000,000
Payment of outstanding liabilities	250,000
$ 2,720,000

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

Material changes of items in our Statement of Operations for the three and six months ended June 30, 2012, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.
Professional and Consulting Fees	D	This is the result of the expiration or termination of three consulting agreements.
Research and Development	D	The decrease was primarily attributable to less lab materials, supplies and reduction in personnel.
Interest expense	I	The Company entered into two new convertible note agreements and one loan agreement, which accrues interest at 8% and 30% respectively.
Gain (loss) on derivative liability	I	Increase primarily due to the fluctuation of the company share price in the past six months.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the six months ended June 30, 2012.

With the exception of the shares described in subparagraphs (g), (j) and (k) of Note 7, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

BIOCUREX, INC.

August 14th, 2012

By: /s/ Dr. Ricardo Moro

Dr. Ricardo Moro

Principal Executive Officer

August 14th, 2012

By: /s/ Gladys Chan

Gladys Chan

Principal Financial and Accounting Officer