Form 10-Q/A
period 2012-06-30
BIOCUREX INC
filed 2012-08-14
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

BioCurex, Inc. is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012. This Form 10-Q/A is being filed for the sole purpose of including the Balance Sheet Parenthetical data in Exhibit 101, the XBRL (eXtensible Business Reporting Language) report. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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