Form 10-K/A
period 2011-12-31
BIOCUREX INC
filed 2012-08-30
CIK 1092562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26947

                                 BIOCUREX, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

            Texas                                      75-2742601
   ---------------------                      ----------------------------
  (State of incorporation)                   (IRS  Employer Identification No.)

                       7080 River Road, Suite 215
                        Richmond, British Columbia           V6X 1X5
                       ---------------------------        ------------
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

      Unlike other cancer markers mentioned in the American Cancer Society website () that only detect the presence of a specific cancer type (CEA for colon cancer and PSA for prostate cancer), RECAF is found on most types of cancer and, therefore, could have much broader use than most other cancer markers in development or currently in use. Moreover, unlike these existing cancer markers, RECAF has been shown to detect early stages of breast and prostate cancers when the likelihood of cure is highest.

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

      We have previously developed the following tests, which are no longer the focus of our growth plans, for the detection of cancer in tissue or cells based on RECAF technology:

     -    Histo-RECAF--a   tissue-based  cancer  detection  test  that  involves
          staining cancer cells, thereby allowing a pathologist to easily view the cancer cells with the use of a microscope; and

     - Cryo-RECAF--a cell-based cancer detection test that can be used by pathologists during surgery to determine whether cancer cells are benign or malignant.

      See "Business Strategy" below for information concerning our principal objectives for the twelve months ending January 31, 2013.

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

      Funding for basic and disease-related research. The NIH invests over $31 billion annually in medical research, of which an estimated $7-8 billion was spent on cancer research. The National Cancer Institute's Budget alone for fiscal year 2012, already approved by President Obama, is for $5.2 million and additional resources are allocated to cancer research Additionally, R&D spending is increasing in all regions of the world, with the total R&D spending by biotechnology companies in 2006 estimated at 1.023 trillion, up from $977 billion in 2005 and $922 billion in 2004.

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

     Through a network of its own companies, agents and distributors, VetRed will market our OncoPet's RECAF(TM) test to the European Union member states. Samples will be collected and grouped prior to their dispatch to our laboratories Canada. Europe is second in the world for its number of cats and dogs, according to a recent survey--there are approximately 78 million dogs and 94 million cats in Europe. The United States and Canada have the largest dog and cat population, with an estimated 52 million dogs and 66 million cats.

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

Market Strategy

     Our marketing strategy for our Pet-RECAF test is based on the following assumptions:

     o    There is no need for regulatory approval with respect to our Pet-RECAF
          product  and,   therefore,   we  can  begin   marketing  this  product
          immediately.

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

Competition

     Given  the  nature  of our  product  and the  fact  that it  works  well in
combination   with  existing  cancer  markers,   it  is  difficult  to  separate
competitors from potential partners/clients/ licensees.

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

Employees

     All of our research, development and other technical activities, as well as all of our administrative services, are performed for us by Pacific Bioscience Research Centre, which is owned by Dr. Moro-Vidal, our chief executive officer and a member of our board of directors. All of our employees are also employees of Pacific Bioscience Research Centre. As of January 31, 2012, Pacific
BioScience Research Centre had six full-time employees/consultants. Our relationship with Pacific Bioscience Research Centre and with its employees is good. See the section of this prospectus captioned "Management - Transactions with Related Parties" for information concerning our Agreement with Pacific Bioscience Research Centre.

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

         Quarter Ending                High             Low
         --------------                ----             ---

            3/31/10                    $0.07           $0.07
            6/30/10                    $0.05           $0.05
            9/30/10                    $0.06           $0.06
           12/31/10                    $0.07           $0.06

            3/31/11                    $0.07           $0.05
            6/30/11                    $0.05           $0.01
            9/30/11                    $0.05           $0.02
           12/31/11                    $0.03           $0.01


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


A. In June 2007 we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder's option the notes are convertible into shares of our common stock at a conversion price of $0.13. Due to principal payments and conversions, the outstanding principal balance of the notes as of March 31, 2012 was $544,460.

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

H. In December 2011 we sold a convertible note in principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 5, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. "Trading Price" means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 7,850,000 shares of our common stock if the note was converted on March 31, 2012.

I. In February 2012 we sold a convertible note in principal amount of $42,500 to the same private investor mentioned in Note H above. The note bears interest at 8% per year and is payable on or before February 19, 2013. At any time after August 7, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. "Trading Price" means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 4,250,000 shares of our common stock if the note was converted on February 20, 2012.

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

     Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives.

Liquidity and Capital Resources

     Since January 2003, we have been able to finance our operations primarily from equity and debt financing, the proceeds from exercise of warrants and stock options, interest income on funds held for investment, and license fees. We do not have lines of credit with banks or other financial institutions.

     Material changes in the line item of our balance sheet between December 31, 2011 and December 31, 2010 are discussed below.

                          Increase (I)
Item                     or Decrease (D)    Reason
----                     ---------------    ------

Cash                            D              (1)
Debt issue cost                 D              (1)
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

     Our sources and (uses) of cash during the years ended December 31, 2011and 2010 were as follows:

                                                    Year Ended  December 31,
                                                    ------------------------
                                                     2011             2010
                                                     ----             ----

 Cash (used) in operations                      $(1,554,571)     $(2,228,477)
 Patent costs                                       (48,728)        (130,198)
 Proceeds from sale/purchase of equipment,          (16,195)              --
 Repurchase of shares                               (20,000)              --
 Loans from unrelated parties                            --           32,549
 Proceeds from convertible debt                      78,500               --
 Repayment of loans                                      --         (450,000)
 Repayment of convertible debt                      (18,840)      (1,186,700)
 Deferred financing /debt issue costs                (3,500)         (94,851
 Proceeds from sale of common stock and
    exercise of options and warrants, net of
    issuance costs                                    2,288        5,701,266

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

"Trading Price" means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue 7,850,000 shares of our common stock if the note was converted on March 31, 2012.

     We anticipate that our capital requirements for the twelve-month period ending March 31, 2013 will be as follows:

       Research, development and production of our diagnostic
         products                                               $ 900,000
       General and administrative expenses                        700,000
       Marketing and investor communications                      150,000
       Business development                                        50,000
       Payment of interest on amended senior convertible
         notes and unsecured promissory notes                     100,000
       Payment of outstanding liabilities                         250,000
                                                             ------------
                                                               $2,150,000
                                                             ============

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

Professional and Consulting            I          The   Company   entered   into
Fees                                              consulting    agreements    to
                                                  strengthen     the     overall
                                                  marketing strategies.

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

Amortization of debt issue             D          A   large   portion   of   the
costs                                             convertible  notes were repaid
                                                  in January  2010. As a result,
                                                  the  debt  issue   costs  were
                                                  less    during   the   current
                                                  period.

Gain(loss) on derivative               D          Derivative liability decreased
liability                                         is result from the decrease
                                                  in  accretion  on the
                                                  convertible debt.

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

     Trent Davis has been a Director since July 2011. Mr. Davis has been with Paulson Investment Company, Inc. since 1991 and has served as Paulson's President and Chief Executive Officer since 2005. Prior to being appointed as President and Chief Executive Officer, Mr. Davis served as Senior Vice President of Paulson's Syndicate Department. From 2001 to 2005 Mr. Davis served as a board member of the National Investment Banking Association and from 2003 to 2004 Mr. Davis served as Chairman of that association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and earned a Master's Degree in Business Administration from the University of Portland.

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

  Name Reason
  -----------

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

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation
----------------------

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

Compensation of Directors During Year Ended December 31, 2011
-------------------------------------------------------------

     The table below sets forth the compensation earned by our directors, other than Dr. Moro, for the fiscal year ended December 31, 2011.

                                  Paid    Stock    Option
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

                                 Options Granted
                                 ---------------

                                       Options    Exercise Price  Expiration   Options
   Name                  Grant Date   Granted (#)   Per Share        Date     Exercised
   ----                  ----------   ----------- --------------  ----------  ----------

   Dr. Ricardo Moro       2/23/06      230,000      $0.001         2/28/10     230,000
   Dr. Phil Gold           2/23/06      55,000      $0.001         2/28/10      55,000
   Dr. Ricardo Moro        1/31/07     260,000      $0.001         1/31/10     260,000
   Dr. Phil Gold           1/31/07      60,000      $0.001         1/31/10      60,000
   Dr. Ricardo Moro        2/14/08     255,000      $0.001         2/28/10     255,000
   Dr. Phil Gold           2/14/08      60,000      $0.001         2/28/10      60,000
   Dr. Ricardo Moro        3/17/09   1,578,947      $0.001         3/19/11   1,578,947
   Dr. Phil Gold           3/17/09     684,210      $0.001         3/19/11     684,210
   Dr. Ricardo Moro        1/25/06     225,000      $0.001         1/31/12     225,000
   Dr. Ricardo Moro        1/25/06     450,000      $0.001         3/31/12     450,000

                               Options Granted (1)
                               -------------------

                                       Options    Exercise Price  Expiration   Options
   Name                  Grant Date   Granted (#)   Per Share        Date     Exercised
   ----                  ----------   ----------- --------------  ----------  ----------

   Dr. Ricardo Moro        1/22/10   15,000,000       $0.074     1/22/20
   Gladys Chan             1/22/10      500,000       $0.074     1/22/20
   Antonia Bold-de-
    Haughton               1/22/10    1,000,000       $0.074     1/22/20
   Denis Burger            1/22/10   10,000,000       $0.074     1/22/20
   Dr. Phil Gold           1/22/10    1,000,000       $0.074     1/22/20
   Jim Walsh               1/22/10    1,000,000       $0.074     1/22/20

     (1) Options in this table were not granted pursuant to our Non-Qualified Stock Option Plan.

                                Options Exercised
                                -----------------

The following table shows the value realized upon the exercise of options by our officers and directors during the year ended December 31, 2011 and during the month of January 2012.

                                          Shares
                        Date of         Acquired On    Value
   Name                 Exercise         Exercise     Realized
   ----                 --------         --------     ---------

   Dr. Ricardo Moro     3/11/11         1,578,947      $77,368
   Dr. Phil Gold        3/11/11           709,210      $34,751
   Dr.Ricardo Moro      1/20/12           675,000       $6,750

      Value Realized is determined by the different between the option exercise price and the market price of our common stock on the date the options were exercised.

                          Shares underlying unexercised
                                 options which are:
                          ------------------------------   Exercise  Expiration
     Name                 Exercisable      Unexercisable    Price       Date
     ----                 -----------      -------------   --------  ----------

  Dr. Ricardo Moro         650,000                           0.001     3/31/14
  Dr. Ricardo Moro      15,000,000                           0.0714    1/22/20
  Dr. Phil Gold          1,000,000                           0.0714    1/22/20
  Gladys Chan              500,000                           0.0714    1/22/20
  Antonia Bold-de-
   Haughton              1,000,000                           0.0714    1/22/20
  Denis Burger          10,000,000                           0.0714    1/22/20
  Jim Walsh              1,000,000                           0.0714    1/22/20
  Gladys Chan              161,400                           0.001     8/17/13
  Antonia Bold-de-
   Haughton                220,800                           0.001     8/17/13

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


                    Total Shares                           Shares      Remaining
                      Reserved     Options     Options    Issued As  Options/Shares
Name of Plan        Under Plans  Outstanding  Exercised  Stock Bonus   Under Plans
------------        ------------ -----------  ---------  ----------- --------------

Non-Qualified Stock  22,500,000   1,631,600  11,997,734        N/A      8,870,666
  Option Plan

Stock Bonus Plan     40,000,000         N/A         N/A   19,064,884   20,935,116

Stock Option
   Agreements        28,500,000  28,500,000          --        N/A             --


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

                                      Number of          Percent of
      Name and Address                Shares (1)            Class
      ----------------                ----------         ----------

      Dr. Ricardo Moro               17,425,000          10.29%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Dr. Paul Slowey                        --              --
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Gladys Chan                       661,400           0.40%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Antonia Bold-de-Haughton        1,220,800           0.73%
      7080 River Road, Suite 215
      Richmond, British Columbia
      Canada  V6X 1X5

      Dennis Burger, Ph.D            12,257,286           6.91%
      1534 SW Myrtle St.
      Portland, OR 97201

      Dr. Phil Gold                   1,000,000           1.12%
      3225 The Boulevard
      Westmount, Quebec
      Canada H3Y 1S4

      Jim Walsh                       1,714,286           1.02%
      c/o Biocurex, Inc.
      7080 River Road
      Richmond, British Columbia
      Canada V6X 1X5

                                      Number of          Percent of
      Name and Address                Shares (1)            Class
      ----------------                ------------       ----------

      Trent Davis                            --              --
      811 S.W. Naito Pkwy, # 200
      Portland, OR  97204-3332

      All Officers and Directors
      as a Group (8 persons)         34,278,772          20.47%


     (1) Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are exercisable prior to June 30, 2012.

                                Shares Issuable
                                Upon Exercise of      Exercise    Expiration
         Name                  Options or Warrants     Price         Date
         ----                  ------------------- ------------   -----------

       Dr. Ricardo Moro             15,650,000       .001 - .0714  3/14 - 1/20
       Gladys Chan                     661,400       .001 - .0714  8/13 - 1/20
       Antonia Bold-de-Haughton      1,220,800       .001 - .0714  8/13 - 1/20
       Denis Burger                 10,000,000       .0714 - .107  1/15 - 1/20
       Dr. Phil Gold                 1,000,000       .001 - .0714  3/11 - 1/20
       Jim Walsh                     1,000,000              .0714     1/20

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

     The following table shows the aggregate fees billed to us for the years ended December 31, 2011 and 2010 by Manning Elliott.

                                                   2011           2010
                                                   ----           ----

            Audit Fees                          $55,000        $55,000
            Audit Related Fees                  $15,000         34,250
            All Other Fees                           --             --

     Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our reports on Form 10-Q for the fiscal year.

ITEM 15. EXHIBITS

Exhibit
  No.      Description
-------    -----------

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

Data Files The Financial statements in this amended 10-K are unchanged from those contained in the 10-K report which was originally filed. As a result, interactive data files are not included with the amended 10-K.

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


/s/ Manning Elliott, LLP

Manning Elliott, LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
March 29, 2012

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                   December 31,    December 31,
ASSETS                                                 2011            2010
                                                        $               $

Current Assets

    Cash                                            189,148       1,770,194
    Prepaid expenses and other                       19,371           4,623
                                                --------------------------------
Total Current Assets                                208,519       1,774,817


Debt Issue Costs (Notes 4 and 6)                     28,084          48,851
Patents (Note 3)                                    438,540         498,500
Equipment (Note 2)                                    9,467               -
                                                --------------------------------
Total Assets                                        684,610       2,322,168
                                                --------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                 86,027          90,022
    Derivative liability (Note 12)                   15,862         145,159
    Accrued liabilities                             361,281         359,322
    Loans payable (Note 4 (b)                        33,884          32,550
    Due to related parties (Note 5)                 647,364         434,718
    Convertible notes payable (Note 6 (a))
    to related party                                 33,885          33,885
    Convertible secured debt (Note 6 (b))           477,640               -
                                                --------------------------------
                                                  1,655,944       1,095,656

Loans payable (Note 4 (a))                          103,929          81,301
Convertible debt (Note 6 (b) and (c))                78,500         437,735
                                                --------------------------------
                                                  1,838,372       1,614,692
                                                --------------------------------

Commitments and Contingencies (Notes 1 and 13)

Subsequent Events (Note 15)

Stockholders' Equity (Deficit)
    Common stock
       Authorized: 450,000,000 shares,
       par value $0.001
       Issued and outstanding: 180,423,597 and
       179,025,264 (December 31, 2011 -
       179,025,264 and 168,188,974),
       respectively                                 179,025         168,189
    Additional paid-in capital                   25,173,736      24,474,411
    Accumulated deficit                            (114,175)       (114,175)
    Deficit accumulated during the
     development stage                          (26,392,348)    (23,820,949)
                                                --------------------------------
Stockholders' Equity (Deficit)                   (1,153,762)        707,476
                                                --------------------------------
Total Liabilities and Stockholders'
  Equity (Deficit)                                  684,610       2,322,168
                                                --------------------------------



   The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)


                                                                                 Accumulated
                                                                                 During the
                                                                               Development Stage
                                                           Year Ended           January 1, 2001
                                                          December 31,          to December 31,
                                                       2011          2010            2011
                                                        $             $               $
                                                 ------------   ------------    ------------

Revenue                                              6,898               -        1,474,354

Operating Expenses

   Amortization of patents (Note 3)                108,687         103,162          436,389
   General and administrative (Note 5(a) &
   8)                                            1,108,534       2,249,000        9,455,010
   Impairment of patents                                 -               -           67,620
   Professional and consulting fees                471,611         450,092        6,071,220
   Research and development (Note 5(a))            746,246         534,363        5,525,442
                                                --------------------------------------------
Total Operating Expenses                         2,435,078       3,336,617       21,555,681
                                                --------------------------------------------
Loss From Operations                            (2,428,180)     (3,336,617)     (20,084,327)
                                                --------------------------------------------

Other Income (Expense)

   Accretion of discounts on debt                  (77,334)       (613,841)      (3,989,288)
   Amortization of debt issue costs                (24,267)        (95,076)        (786,307)
   Gain (loss) on derivative liability              25,374         816,194          126,650
   Loss on extinguishments of convertible
   debt                                                  -               -         (452,243)
   Gain (loss) sale of equity investment
   securities                                            -               -          147,991
   Gain on settlement of accounts payable                -          44,655          102,937
   Loss on sale of assets                           (5,679)              -           (5,679)
   Interest expense                                (61,313)        (65,044)      (1,811,494)
   Interest income                                       -               -          359,412

                                                --------------------------------------------
Total Other Income (Expense)                      (143,219)         86,888       (6,308,021)
                                                --------------------------------------------

Net Loss and Comprehensive Loss                 (2,571,399)     (3,249,729)     (26,392,348)


Net Loss Per Share - Basic and Diluted               (0.01)          (0.02)
                                                ----------------------------

Weighted Average Shares Outstanding             173,655,195     159,605,039
                                                ----------------------------

   The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)


                                                                        Accumulated During
                                                                         The Development
                                                     Year Ended               Stage
                                                    December 31,         January 1, 2001
                                                                         to December 31,
                                                 2011          2010            2011
                                             ----------------------------------------------
                                                   $            $               $
Operating Activities:
Net loss                                     (2,571,399)   (3,249,729)       (26,392,348)

Adjustments to reconcile net loss to net cash used in operating activities:

     Accretion of discounts on debt              82,708       613,841          4,010,683
     Allowance for uncollectible notes
     receivable                                       -             -             98,129
     Amortization of patents & equipment        109,739       103,162            437,441
     Amortization of debt issue costs            24,267        95,076            810,574
     Gain on extinguishments of debt                  -             -            374,909
     Gain on sale of assets                       5,674                            5,674
     Gain on write off accounts payable               -       (44,655)          (102,937)
     Loss (gain) on sale of investment
     securities                                       -             -           (253,065)
     Loss from impairment of patents                  -             -             67,620
     Gain (loss) on derivative liability        (25,373)     (816,194)          (126,649)
     Stock-based compensation                   516,577     1,680,221          8,259,336

Changes in operating assets and liabilities:

     Notes and interest receivable                    -             -             (6,296)
     Prepaid expenses and other                 (14,748)        3,757             16,324
     Accounts payable & accrued liabilities     105,336      (454,567)         1,820,752
     (Decrease) in related party                212,648      (159,389)           161,237
     Deferred revenue                                 -             -           (162,000)
     Subscriptions receivable                         -             -           (100,683)
     Unrealized foreign exchange gain
                                             ----------------------------------------------
Net Cash Used in Operating Activities        (1,554,571)   (2,228,477)       (11,081,299)
                                             ----------------------------------------------

Investing Activities:
     Net Proceeds from notes receivable               -             -              1,171
     Patent costs                               (48,728)     (130,198)          (738,081)
     Proceeds from sale of investment
     securities                                       -             -            451,123
     Proceeds from sale / purchase of
     equipment, net                             (16,195)            -            (16,195)
                                             ----------------------------------------------
Net Cash Provided by (Used in) Investing        (64,923)     (130,198)          (301,982)
 Activities
                                             ----------------------------------------------

Financing Activities:
     Due to related parties                           -             -            552,281
     Proceeds from loans payable                      -        32,549            607,549
     Repurchase of shares                       (20,000)                         (20,000)
     Repayment on loans payable                       -      (450,000)          (450,000)
     Proceeds from convertible debt              78,500             -          3,718,243
     Repayment on convertible debt              (18,840)   (1,186,700)        (2,419,791)
     Deferred financing costs                         -       (94,851)          (769,487)
     Debt issue costs                            (3,500)            -            (92,944)
     Proceeds from shares issued of common
     stock                                            -     6,461,400          9,962,872
     Proceeds from the exercise of stock
     options and warrants                         2,288         1,392          1,150,204
     Share issuance costs                             -      (761,526)          (909,049)
                                             ----------------------------------------------
Net Cash Provided by Financing Activities        38,448     4,002,264         11,329,878
                                             ----------------------------------------------
Net Increase (Decrease) in Cash              (1,581,046)    1,643,589            (53,403)
Cash - Beginning of Year                      1,770,194       126,605            242,551
                                             ----------------------------------------------
Cash - End of Year                              189,148     1,770,194            189,148
                                             ----------------------------------------------
Non-cash Investing and Financing Activities:
     Share issued to settle debt                174,796       127,200          1,284,677
     Units issued as share issuance costs             -       939,771            939,771
     Treasury shares acquired for note
     receivable                                  20,000             -             20,000
     Note payable converted into common
     shares                                           -             -          1,594,021
                                             ----------------------------------------------
Supplemental Disclosures:
       Interest paid                             55,311        63,700            760,598
       Income taxes                                   -             -                  -
                                             ----------------------------------------------


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

                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance at
 January 1, 2001      8,225,022     8,225      46,775          -           -          -        -   (114,175)          -     (59,175)
Capital contributed
 relating to the
 forgiveness of
 advances payable
 (February 2001)              -         -      59,175          -           -          -        -          -           -      59,175
Issuance of common
 stock at $2.00 per
 share for patents
 and intellectual
 properties
 (February 2001)      1,950,000     1,950      (1,950)         -           -          -        -          -           -           -
Issuance of common
 stock at $1.51 per
 share in settlement
 of convertible
 notes payable
 (May 2001)           1,544,404     1,545     464,616          -           -          -        -          -           -     466,161
Issuance of common
 stock for cash:
 October 2001 - $1.25
 per share               52,000        52      65,000          -           -          -        -          -           -      65,052
December 2001 - $0.97
 per share               32,260        32      31,406          -           -          -        -          -           -      31,438
Issuance of common
 stock at $2.00 per
 share for services
 rendered (December
 2001)                   11,000        11      21,989          -           -          -        -          -           -      22,000
Issuance of warrants          -         -     175,000          -           -          -        -          -           -     175,000
Cumulative foreign
 currency translation
 adjustment                   -         -           -          -           -          -   28,213          -           -      28,213
Net loss for the year         -         -           -          -           -          -        -          -  (1,089,464) (1,089,464)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance at December
 31, 2001            11,814,686    11,815     862,011          -           -          -   28,213   (114,175) (1,089,464)   (301,600)

Issuance of common
 stock at $0.75 per
 share (January 2002)   105,313       105      78,880          -           -          -        -          -           -      78,985
Issuance of common
 stock at $0.10 per
 share to settle
 convertible notes
 payable
 (December 2002)      1,100,000     1,100     108,900          -           -          -        -          -           -     110,000
Issuance of common
 stock for services
 rendered
 April 2002 - $0.64
  per share              77,149        77      49,062          -           -          -        -          -           -      49,139
 July 2002 - $1.25
  per share               7,400         8       9,207          -           -          -        -          -           -       9,215
Issuance of common
 stock for consulting
 services at $0.05
 per share (November
 2002)                2,300,000     2,300     112,700          -           -   (115,000)       -          -           -           -
Issuance of common
 stock to settle
 accounts payable at
 $0.08 per share
 (December 2002)        929,244       929      74,181          -           -          -        -          -           -      75,110
Fair value of stock
 options granted              -         -      21,042          -           -          -        -          -           -      21,042
Fair value of
 warrants issued              -         -     207,188          -           -          -        -          -           -     207,188
Reclassification
 of warrants and
 options to liability         -         -    (529,785)         -           -          -        -          -           -    (529,785)
Reclassification of
 warrant liability to
 equity                       -         -      71,675          -           -          -        -          -           -      71,675
Beneficial conversion
 feature of convertible
 debt                         -         -      99,800          -           -          -        -          -           -      99,800
Cumulative foreign
 currency translation
 adjustment                   -         -           -          -           -          -  (28,213)         -           -     (28,213)
Net loss for the year         -         -           -          -           -          -        -          -    (646,771)   (646,771)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2002            16,333,792    16,334   1,164,861          -           -   (115,000)       -  (114,175)  (1,736,235)   (784,215)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance - December
 31, 2002            16,333,792    16,334   1,164,861          -           -   (115,000)       -   (114,175) (1,736,235)   (784,215)
Issuance of common
 stock for cash:
  January 2003 -
   $0.07 per share      900,543       900      62,137          -           -          -        -          -           -      63,037
  November 2003 -
   $0.21 per share      288,095       288      60,195          -           -          -        -          -           -      60,483
Issuance of common
 stock pursuant to
 exercise of stock
 options:
  March 2003 - $0.07
   per share          1,560,000     1,560     107,640          -           -          -        -          -           -     109,200
  May 2003 - $0.16
   per share          1,000,000     1,000     159,000          -           -          -        -          -           -     160,000
  June 2003 - $0.17
   per share            305,822       306      51,594          -           -          -        -          -           -      51,900
  November 2003 -
   $0.001 per share     450,000       450           -          -           -          -        -          -           -         450
  March 2003 - $0.07
   per share            135,000       135       9,315          -           -          -        -          -           -       9,450
  June 2003 - $0.17
   per share            294,118       294      49,706          -           -          -        -          -           -      50,000
  October 2003 -
   $0.18 per share      277,777       278      49,722          -           -          -        -          -           -      50,000
  November 2003 -
   $0.24 per share      104,167       104      24,896          -           -          -        -          -           -      25,000
Issuance of common
 stock for services:
  March 2003 - $0.40
   per share            156,250       156      62,344          -           -          -        -          -           -      62,500
  October 2003 -
   $0.16 per share    1,000,000     1,000     159,000          -           -   (160,000)       -          -           -           -
Fair value of stock
 options granted              -         -     841,349          -           -          -        -          -           -     841,349
Amortization of
 deferred compensation        -         -           -          -           -    141,667        -          -           -     141,667
Fair value of
 warrants issued              -         -     274,601          -           -          -        -          -           -     274,601
Fair value of
 beneficial conversion
 feature related to
 convertible notes            -         -     255,142          -           -          -        -          -           -     255,142
Fair value of warrants
 issued for loan provided     -         -      99,778          -           -          -        -          -           -      99,778
Reacquisition value of
 beneficial conversion
 feature                      -         -     (33,584)         -           -          -        -          -           -     (33,584)
Unrealized gain on
 investment securities        -         -           -          -           -          -   48,000          -           -      48,000
Net loss for the year         -         -           -          -           -          -        -          -  (2,618,955) (2,618,955)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2003            24,983,564    24,983   3,741,470          -           -   (133,333)  48,000   (114,175) (4,355,190)   (788,245)

Issuance of common
 stock for cash:
  January 2004 -
   $0.19 per share      100,000       100      18,900          -           -          -        -          -           -      19,000
  March 2004 -
   $0.15 per share      633,334       633      94,367          -           -          -        -          -           -      95,000
  March 2004 -
   $0.19 per share      315,790       316      59,684          -           -          -        -          -           -      60,000
  July 2004 -
   $0.50 per share      500,000       500     249,500          -           -          -        -          -           -     250,000


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  July 2004 - $0.60
   per share             33,333        33      19,967          -           -          -        -          -           -      20,000
  Dec 2004 - $0.47
   per share            320,600       321     150,361          -    (150,682)         -        -          -           -           -
Issuance of common
 stock for services:
  February 2004 -
   $0.22 per share      142,928       143      31,301          -           -          -        -          -           -      31,444
  March 2004 -
   $0.23 per share       25,000        25       5,725          -           -          -        -          -           -       5,750
  July 2004 - $0.91
   per share            200,000       200     181,800          -           -          -        -          -           -     182,000
  October 2004 -
   $0.72 per share       60,000        60      43,140          -           -          -        -          -           -      43,200
  December 2004 -
   $0.63 per share       79,616        80      50,078          -           -          -        -          -           -      50,158
Issuance of common
stock pursuant to the
exercise of stock
options for cash:
  March 2004 - $0.14
   per share             40,000        40       5,560          -           -          -        -          -           -       5,600
  March 2004 - $0.22
   per share            200,000       200      43,800          -           -          -        -          -           -      44,000
  April 2004 - $0.14
   per share             65,000        65       9,035          -           -          -        -          -           -       9,100
  April 2004 - $0.001
   per share            150,000       150           -          -           -          -        -          -           -         150
  July 2004 - $0.14
   per share            125,000       125      17,375          -           -          -        -          -           -      17,500
  July 2004 - $0.07
   per share             25,000        25       1,725          -           -          -        -          -           -       1,725
  July 2004 - $0.001
   per share            200,000       200                      -           -          -        -          -           -         200
  September 2004 -
   $0.07 per share       20,000        20       1,380          -           -          -        -          -           -       1,400
  October 2004 -
   $0.73 per share      128,000       128      93,312          -           -          -        -          -           -      93,440
Fair value of stock
 options granted              -         -     419,204          -           -          -        -          -           -     419,204
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
  June 2004 - $0.07
   per share            628,571       629      43,371          -           -          -        -          -           -      44,000
  June 2004 - $0.19
   per share            105,263       105      19,895          -           -          -        -          -           -      20,000
  July 2004 - $0.05
   per share             30,000        30       1,470          -           -          -        -          -           -       1,500
  July 2004 - $0.30
   per share            153,945       154      46,030          -           -          -        -          -           -      46,184
  August 2004 - $0.21
   per share            338,095       338      70,662          -           -          -        -          -           -      71,000
  September 2004 -
   $0.07 per share      271,972       272      18,766          -           -          -        -          -           -      19,038
  September 2004 -
   $0.001 per share     200,000       200           -          -           -          -        -          -           -         200
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  December 2004 -
   $0.08 per share      145,683       146      11,509          -           -          -        -          -           -      11,655


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  December 2004 -
   $0.05 per share      337,313       337      16,528          -           -          -        -          -           -      16,865
  December 2004 -
   $0.30 per share      206,300       206      61,684          -           -          -        -          -           -      61,890
Amortization of
 deferred
 compensation                 -         -           -          -           -    106,499        -          -           -     106,499
Unrealized gain
 on investment
 securities                   -         -           -          -           -          -  174,000          -           -     174,000
Net loss for the year         -         -           -          -           -          -        -          -  (1,406,455) (1,406,455)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2004            30,764,307    30,764   5,527,599          -    (150,682)   (26,834) 222,000   (114,175) (5,761,645)  (272,973)

Issuance of common
stock for services:
  February 2005 -
   $0.71 per share       15,492        15      10,985          -           -          -        -          -           -      11,000
  March 2005 - $0.90
   per share             30,000        30      26,970          -           -          -        -          -           -      27,000
  May 2005 - $1.26
   per share             15,000        15      18,885          -           -          -        -          -           -      18,900
  July 2005 - $1.00
   per share             70,000        70      72,930          -           -          -        -          -           -      73,000
  December 2005 -
   $0.89 per share       25,000        25      22,225          -           -          -        -          -           -      22,250
Issuance of common
stock for cash:
  May 2005 - $1.00
   per share             25,000        25      24,975          -           -          -        -          -           -      25,000
  June 2005 - $1.00
   per share            135,000       135     134,865          -           -          -        -          -           -     135,000
  June 2005 - $1.10
   per share              4,545         5       4,995          -           -          -        -          -           -       5,000
Issuance of common
stock pursuant to the
exercise of stock options
for notes receivable:
  February 2005 -
   $0.60 per share      209,000       209     125,191          -           -          -        -          -           -     125,400
  April 2005 - $0.60
   per share              5,000         5       7,495          -           -          -        -          -           -       7,500
Fair value of stock
 options granted              -         -     384,500          -           -          -        -          -           -     384,500
Issuance of common
stock pursuant to the
exercise of stock
options for cash:
  March 2005 - $0.001
   per share          1,750,000     1,750           -          -           -          -        -          -           -       1,750
  March 2005 - $0.07
   per share             25,000        25       1,725          -           -          -        -          -           -       1,750
  December 2005 -
   $0.001 per share
   (cancellation)    (1,750,000)   (1,750)          -          -           -          -        -          -           -      (1,750)
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  January 2005 -
   $0.30 per share       26,305        26       7,865          -           -          -        -          -           -       7,891
  January 2005 -
   $0.38 per share       65,789        66      24,934          -           -          -        -          -           -      25,000


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

  March 2005 - $0.21
   per share             50,000        50      10,450          -           -          -        -          -           -      10,500
  March 2005 - $0.001
   per share            450,000       450           -          -           -          -        -          -           -         450
  June 2005 - $0.21
   per share            682,714       683     142,687          -           -          -        -          -           -     143,370
Issuance of common
stock pursuant to the
exercise of warrants
for cash:
  June 2005 - $0.10
   per share            600,000       600      59,400          -           -          -        -          -           -      60,000
  August 2005 - $0.75
   per share             77,266        77      57,873          -           -          -        -          -           -      57,950
  December 2005 -
   $0.001 per share
  (cancellation)       (450,000)     (450)          -          -           -          -        -          -           -        (450)
Issuance of common
stock pursuant to the
cashless exercise of
warrants:
  February 2005
 (139,474 warrants)      70,643        71         (71)         -           -          -        -          -           -           -
  March 2005 (272,903
  warrants)             213,576       213        (213)         -           -          -        -          -           -           -
Issuance of common
 stock pursuant to the
 conversion of notes
 payable (February
 2005)                  955,800       956     142,414          -           -          -        -          -           -     143,370
February 2005, fair
 value of warrants
 issued on conversion
 of note payable              -         -      67,829          -           -          -        -          -           -      67,829
December 2005, fair
 value of warrants
 issued for services          -         -     222,587          -           -          -        -          -           -     222,587
Proceeds from stock
 subscriptions receivable     -         -           -          -     150,682          -        -          -           -     150,682
Proceeds from common
 shares subscribed
 pursuant to warrants
 exercised                    -         -           -     85,962           -          -        -          -           -      85,962
Amortization of
 deferred compensation        -         -           -          -           -     26,834        -          -           -      26,834
Unrealized loss on investment
 securities                   -         -           -          -           -          -  (18,000)         -           -     (18,000)
Net loss for the year         -         -           -          -           -          -        -          -  (1,755,930) (1,755,930)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance - December
 31, 2005            34,065,437    34,065   7,099,095     85,962           -          -  204,000   (114,175) (7,517,575)   (208,628)

Issuance of common
stock for services:
  June 2006 - $1.50
    per share            25,000        25      37,475          -           -          -        -          -           -      37,500
  July 2006 - $0.72
    per share            37,500        38      26,962          -           -          -        -          -           -      27,000
  July 2006 - $0.77
    per share            37,500        38      28,837          -           -          -        -          -           -      28,875
  September 2006 -
   $0.80 per share      100,000       100      79,900          -           -          -        -          -           -      80,000
  October 2006 -
   $0.75 per share      225,000       225     168,525          -           -          -        -          -           -     168,750


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

November 2006 -
 $0.86 per share         50,000        50      42,950          -           -          -        -          -           -      43,000
Issuance of common
stock for debt
settlement:
  January 2006 -
   $0.78 per share      200,000       200     155,800          -           -          -        -          -           -     156,000
  January 2006 -
   $0.83 per share        6,250         6       5,181          -           -          -        -          -           -       5,187
  February 2006 -
   $0.73 per share        6,850         6       4,994          -           -          -        -          -           -       5,000
  June 2006 -
   $0.95 per share       90,000        90      85,410          -           -          -        -          -           -      85,500
  September 2006 -
   $0.55 per share       15,000        15       8,235          -           -          -        -          -           -       8,250
  September 2006 -
   $0.80 per share      200,000       200     159,800          -           -          -        -          -           -     160,000
  October 2006 -
   $0.72 per share       90,000        90      64,710          -           -          -        -          -           -      64,800
Issuance of common
stock for cash:
  April 2006 - $0.50
   per share            150,000       150      74,850          -           -          -        -          -           -      75,000
  July 2006 - $0.50
   per share            150,000       150      74,850          -           -          -        -          -           -      75,000
  July 2006 - $0.70
   per share            110,000       110      76,890          -           -          -        -          -           -      77,000
  September 2006 -
   $0.50 per share      460,000       460     229,540          -           -          -        -          -           -     230,000
  October 2006 -
   $0.50 per share    1,995,000     1,995     995,505          -           -          -        -          -           -     997,500
Share issuance costs          -         -    (122,500)         -           -          -        -          -           -    (122,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options
 (December 2006)         25,000        25           -          -           -          -        -          -           -          25
Fair value of stock
 options granted              -         -     375,457          -           -          -        -          -           -     375,457
Fair value of stock
 options modified             -         -      68,067          -           -          -        -          -           -      68,067
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
  January 2006 -
   $0.10 per share      500,000       500      49,500    (50,000)          -          -        -          -           -           -
  January 2006 -
   $0.05 per share      719,244       719      35,243    (35,962)          -          -        -          -           -           -
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
 (September 2006)     1,167,834     1,168     137,377          -           -          -        -          -           -     138,545
September 2006, fair
 value of warrants
 issued on conversion
 of note payable              -         -      65,160          -           -          -        -          -           -      65,160
Unrealized loss on
 investment securities        -         -           -          -           -          - (131,128)         -           -    (131,128)
Net loss for the year         -         -           -          -           -          -        -          -  (2,081,293) (2,081,293)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance, December
 31, 2006            40,425,615    40,425  10,027,813          -           -          -   72,872   (114,175) (9,598,868)    428,067
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------


                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance,
 December 31, 2006  40,425,615     40,425  10,027,813           -           -          -  72,872   (114,175) (9,598,868)    428,067

Issuance of common
stock for services:
 January 2007 -
  $0.62 per share      135,000        135      83,565           -           -          -       -          -           -      83,700
 August 2007 -
  $0.63 per share       15,873         16       9,984           -           -          -       -          -           -      10,000
 August 2007 -
  $0.56 per share       17,857         18       9,982           -           -          -       -          -           -      10,000
 December 2007 -
  $0.72 per share       57,142         57      41,085           -           -          -       -          -           -      41,142
 December 2007 -
  $0.62 per share       10,488         10       6,492           -           -          -       -          -           -       6,502
 December 2007 -
  $0.53 per share      223,000        223     117,967           -           -          -       -          -           -     118,190
Issuance of common
stock for debt
settlement:
 May 2007 -
  $0.65 per share      100,000        100      55,900           -           -          -       -          -           -      56,000
 Jul 2007 -
  $0.62 per share      100,000        100      61,900           -           -          -       -          -           -      62,000
Issuance of common
stock for cash:
 June 2007 -
  $0.45 per share      220,000        220      98,780           -           -          -       -          -           -      99,000
 May 2007 -
  $0.43 per share       23,256         23       9,977           -           -          -       -          -           -      10,000
 April 2007 -
  $0.45 per share       35,000         35      15,715           -           -          -       -          -           -      15,750
Share issuance costs         -          -     (11,188)          -           -          -       -          -           -     (11,188)
Fair value of stock
 options granted             -          -     412,545           -           -          -       -          -           -     412,545
Issuance of common
stock pursuant to
the exercise of
warrants for cash:
 March 2007 -
  $0.15 per share      266,667        267      39,733           -           -          -       -          -           -      40,000
 March 2007 -
  $0.17 per share      266,667        267      45,067           -           -          -       -          -           -      45,334
Fair value of
 warrants issued             -          -      22,106           -           -          -       -          -           -      22,106
Issuance of common
 stock pursuant to
 the cashless
 exercise of
 warrants
 (December 2007)       246,710        247        (247)          -           -          -       -          -          -            -
Fair value of
 warrants issued
 with convertible
 debt                        -  1,426,381           -           -           -          -       -          -           -   1,426,381
Intrinsic value
 of beneficial
 conversion feature
 on convertible debt         -          -   1,426,381           -           -          -       -          -           -   1,426,381
Unrealized loss on
 investment securities       -          -           -           -           -          - (115,061)        -           -    (115,061)
Net loss for the year        -          -           -           -           -          -        -         -  (3,354,319) (3,354,319)
                    -----------   --------  ----------  ----------  ----------  --------- ------- ---------- ----------- -----------
Balance,
 December 31, 2007  42,143,275     42,143  13,899,938           -           -          -  (42,189) (114,175)(12,953,187)    832,530
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
                    ===========   ======== ===========  ==========  ==========  ========= ======== ========= =========== ===========



                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $

Balance,
 December 31, 2008  43,713,399     43,713   15,178,205     40,050           -          -  (15,529) (114,175)(17,067,172) (1,934,908)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for Services:
Jan 2009 - $0.16
  per share             56,000        56        8,904          -           -          -        -         -           -        8,960
Feb 2009 - $0.14
  per share            639,142       639       88,841          -           -          -        -         -           -       89,480
Apr 2009 - $0.08
 per share             418,060       418       33,445          -           -          -        -         -           -       33,863
May 2009 - $0.05 -
 $0.08 per share       819,480       819       58,739          -           -          -        -         -           -       59,558
Jun 2009 - $0.06 -
 $0.09 per share     1,116,932     1,117       70,514          -           -          -        -         -           -       71,631
Jul 2009 - $0.082
  per share            379,452       380       30,735          -           -          -        -         -           -       31,115
Sep 2009 - $0.06 -
  $0.082 per share   3,070,820     3,070      211,263          -           -          -        -         -           -      214,333

Issuance of common
 stock for Debt
 Settlement:
Jan 2009 - $0.16 -
 $0.24 per share       181,250       181       40,819          -           -          -        -         -           -       41,000
Feb 2009 - $0.08
 per share             (33,333)      (33)      (2,633)         -           -          -        -         -           -       (2,666)
Apr 2009 - $0.09
 per share             250,000       250       22,250          -           -          -        -         -           -       22,500
May 2009 - $0.08
 per share             125,000       125        9,875          -           -          -        -         -           -       10,000
Jul 2009 - $0.075 -
 $0.08 per share       750,000       750       56,750          -           -          -        -         -           -       57,500
Dec 2009 - $0.12
 per share             300,000       300       35,700          -           -          -        -         -           -       36,000
Issuance of common
 stock for Cash:
Jan 2009 - $0.60
 per share             267,000       267       39,783    (40,050)          -          -        -         -           -            -
Jan 2009 - $0.13
 per share             307,892       308       39,692          -           -          -        -         -           -       40,000
Apr 2009 - $0.05
 per share           2,900,000     2,900      142,100          -           -          -        -         -           -      145,000
Aug 2009 - $0.05
 per share           1,000,000     1,000       49,000          -           -          -        -         -           -       50,000
Sep 2009 - $0.05
 per share             400,000       400       19,600          -           -          -        -         -           -       20,000
Sep 2009 - $0.05
 per share             500,000       500       24,500          -           -          -        -         -           -       25,000
Sep 2009 - $0.07
 per share             500,000       500       34,500                      -          -        -         -           -       35,000
Finder fees on
 financing                   -         -      (12,500)         -           -          -        -         -           -      (12,500)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
Fair Value of
 options granted             -         -      324,650          -           -          -        -         -           -      324,650
Issuance of common
 stock pursuant to
 the exercise of
 stock options and
 warrants             2,070,000     2,070           -          -           -          -        -         -           -        2,070
Fair value of
 warrants granted             -         -      71,389          -           -          -        -         -           -       71,389
Fair value of
 warrants modified            -         -      66,423          -           -          -        -         -           -       66,423
Issuance of common
 stock pursuant to
 the conversion of
 notes payable
Sep 2009 - $0.014
 per share - $0.073
 per share            5,116,818     5,117     555,827          -           -          -        -          -           -     560,944
Issuance of common
stock of Bridge loan  8,214,293     8,214     279,286          -           -          -        -          -           -     287,500
Share issue cost of
 Bridge loan                  -         -      (1,335)         -           -          -        -          -           -      (1,335)
Comprehensive income -
 unrealized gain              -         -     369,241          -           -          -   15,529          -           -      15,529
Net loss of the year ended
December 31, 2009             -         -           -          -           -          -        -          -  (3,504,048) (3,504,048)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------
Balance,  December
 31, 2009 restated   73,062,207    73,061   17,845,563         -           -          -        -   (114,175)(20,571,220) (2,766,771)
                     ----------- ---------  ----------  ---------  ----------  --------- -------- ---------- ----------- -----------



                                                                                                              Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $
Balance,  December
 31, 2009,
 restated           73,062,205     73,061   17,845,563         -            -          -       -  (114,175) (20,571,220) (2,766,771)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for services:
 Feb 2010 - $0.07
  per share            200,000        200       13,800         -            -          -       -         -            -      14,000
 Nov 2010 - $0.05
  per share            800,000        800       43,200         -            -          -       -         -            -      44,000
Issuance of common
 stock for debt
 settlement:
 Feb 2010 - $0.07
  per share          1,157,143      1,157       79,843         -            -          -       -         -            -      81,000
 Jun 2010 - $0.06
  per share            420,000        420       24,780         -            -          -       -         -            -      25,200
 Sep 2010 - $0.06
  per share            350,000        350       20,650         -            -          -       -         -            -      21,000
Issuance of common
 stock for cash:
 Jan 2010 - $0.0714
  per share         90,459,600     90,460    6,370,940         -            -          -       -         -            -   6,461,400
Finder fees &
 Shares issue costs
 on financing                -          -   (1,546,238)        -            -          -       -         -            -  (1,546,238)
Issuance of common
 stock pursuant to
 the exercise of
 stock options:
 Feb 2010 - $0.001
  per share            920,000        920            -         -            -          -       -         -            -         920
 Apr 2010 - $0.001
  per share            284,000        284            -         -            -          -       -         -            -         284
 Sep 2010 - $0.001
  per share            188,300        189            -         -            -          -       -         -            -         189
Fair value of options
 granted                     -          -    1,598,845         -            -          -       -         -            -   1,598,845
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
 Warrants exercised
  with cashless        347,727        348         (348)        -            -          -       -         -            -           -
 feature
Fair value of
 warrants modified           -          -       23,376         -            -          -       -         -            -      23,376
Net loss for the
 year ended
 December 31, 2010           -          -             -        -            -          -       -         -   (3,249,729) (3,249,729)
                  ------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 2010          168,188,916    168,189    24,474,411        -            -          -       -  (114,175) (23,820,949)    707,476
                  ------------------------------------------------------------------------------------------------------------------




                                                                                                             Deficit
                                                                                                              Accumu-
                                                                                                              lated
                                                                                         Other                during
                                                                                         Compre-               the        Stock-
                          Common Stock      Additional  Common     Stock Sub-  Deferred  hensive   Accumu-    Develop-    holders'
                                             Paid-in     Stock     scriptions   Compen-  Income    lated       ment       Equity
                        Shares     Amount    Capital   Subscribed  Receivable   sation   (Loss)    Deficit     Stage      (Deficit)
                        ------     ------   ---------- ----------  ----------  --------- -------   -------    --------    ---------
                          #           $          $          $           $          $        $         $           $            $
Balance,  December
31, 2010             168,188,975   168,189   24,474,411       -        -        -          -     (114,175)  (23,820,949)   707,476
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common
stock for services:
 Feb 2011 - $0.07      1,000,000     1,000     69,000         -        -        -          -            -             -     70,000
 per share
 Apr 2011 - $0.05        150,000       150      7,350         -        -        -          -            -             -      7,500
 per share
 Jun 2011 - $0.035       300,000       300     10,200         -        -        -          -            -             -     10,500
 per share
 Jun 2011 - $0.04      2,500,000     2,500     97,500         -        -        -          -            -             -    100,000
 per share
 Jul 2011  - $0.036      750,000       750     26,250         -        -        -          -            -             -     27,000
 per share
 Sept 2011 - $           833,333       833     21,667         -        -        -          -            -             -     22,500
 0.027 per share
 Oct 2011- $0.032        833,333       833     25,833         -        -        -          -            -             -     26,666
 per share
 Oct 2011 - $0.05      1,200,000     1,200     58,800         -        -        -          -            -             -     60,000
 per share
 Nov 2011 - $0.02        166,666       167      3,167         -        -        -          -            -             -      3,334
 per share
 Nov 2011- $0.02         814,800       815     15,482                                                                       16,297
 per share
 Nov 2011 - $ 0.020      833,334       833     15,833         -        -        -          -            -             -     16,666
 per share

Issuance of common
 stock pursuant to
 the exercise of
 stock options:
 Apr 2011 - $0.001     2,288,157     2,288          -         -        -        -          -            -             -      2,288
 per share
Issuance of common
 stock pursuant to
 the exercise of
 warrants for cash:
 Fair value of                                367,410         -        -        -          -            -             -    367,410
 options granted
 Repurchase of
 shares to settle       (833,334)     (833)   (19,167)        -        -        -          -            -             -    (20,000)
 loan receivable
Net loss for the
year ended December
31, 2011                       -         -          -         -        -        -          -            -    (2,571,399) (2,571,399)
                     ----------------------------------------------------------------------------------------------------------
Balance,  December   179,025,264   179,025 25,173,736         -        -        -          -     (114,175)  (26,392,348) (1,153,763)
31, 2011
                     ----------------------------------------------------------------------------------------------------------

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. The Company's revenue since the inception of the development stage consist of clinic test sales, diagnostic kit sales and license fees related to the licensing and use of its RECAF(TM) technology.

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

A schedule of the patents is as follows:


                                                     December 31,   December 31,
                                                         2011          2010
                                                           $            $

   Patents                                              866,178        817,451
   Less:
   Accumulated amortization                            (427,638)      (318,951)
   ----------------------------------------------------------------------------

   Net Carrying Value                                   438,540        498,500
   ----------------------------------------------------------------------------




Amortization expense totaled $108,687 and $103,162 for the years ended December 31, 2011 and 2010, respectively.

The estimated future amortization expense is as follows:

                                     $

                  2012            108,687
                  2013            108,687
                  2014            108,687
                  Thereafter      112,479
                               --------------
                                  438,540
                               --------------

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

     During the year ended of December 31, 2011, the Company paid interest in the amount of $12,500 (2010 - $ 12,466) and recorded $14,470 (2010 -
     $15,538) as the accretion expense related to these promissory notes. As at December 31, 2011, the carrying value of these notes was $103,929 (December 2010 - $81,301).

     During year ended December 31, 2011, the Company expensed $3,044 (2010 - $73,853) of the debt issue costs related to promissory notes, and at December 31, 2011, the balance of debt issue costs was $3,303 (December 2010 - $6,347).

b) During the year ended December 31, 2011, the Company received a net advance of 213,244 RMB (US $33,884) (December 31, 2010 - 207,325 RMB (US $32,530))
     from BioCurex China's Agent. The advance is non-interest bearing, unsecured and due on demand.

5. RELATED PARTY TRANSACTIONS AND BALANCES



                                                       December 31, December 31,
                                                          2011        2010
                                                            $            $

   Due to Pacific BioSciences Research Centre Inc.     595,548       417,734
     and Company's President (a)
   Due to Company's Chairman (b)                        29,386        12,054
   Due to a former officer (c)                           4,930         4,930
   Due to Company's Director (d)                        17,500             -
   -----------------------------------------------------------------------------
                                                       647,364       434,718
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

     On September 15, 2009, the Company entered into an agreement with the Company's CEO to provide management services for a fee of $250,000 per annum. During year ended December 31,

     2011, the Company incurred $250,000 (2010 - $250,000) for the management services of which $62,500 remains unpaid as of December 31, 2011(2009 - $12,054).

b) On September 15, 2009, the Company entered into an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the year ended December 31, 2011, the Company incurred $110,999 (2010 - $140,333) for management services. As at December 31, 2011, the Company is indebted to the Company's Chairman for $29,386 of management fees and miscellaneous expense (2010 - $12,054).

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

b) As at December 31, 2011, the Company has convertible secured notes (the "Notes") in the principal amount of $544,460. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.13 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

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

     The following table summarizes the changes in the Notes during the year ended December 31, 2011:

                                                                        Carrying
                                                Principal   Discount      Value
                                                    $          $            $
                                                --------------------------------
        Balance, December 31, 2009              1,750,000   (551,001) 1,198,999
        Principal repayments                   (1,186,700)         - (1,186,700)
        Accretion of discount on convertible            -    425,436    425,436
         debt
                                                --------------------------------
        Balance, December 31, 2010                563,300   (125,565)   437,735
        Principal repayments                      (18,840)         -    (18,840)
        Accretion  of discount  on  convertible         -     58,745     58,745
         debt
                                                --------------------------------
        Balance, December 31, 2011                544,460    (66,820)
                                                --------------------------------


     During the year ended December 31, 2011, the Company expensed $21,223 (2010
     - $21,223) of the debt issue costs related to these convertible notes. The balance of debt issue costs at December 31, 2011 is $21,281 (December 31, 2010 - $42,504).

c) On December 15, 2011 the Company sold a convertible note in a principal amount of $78,500 to a private investor. The note bears interest at 8% per year and is payable on or before March 19, 2013. At any time after June 15, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. "Trading Price" means the closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board. The conversion feature hasn't been separated from the loan because it does not provide for net settlement until convertible.

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

A summary of the changes in the Company's stock options is presented below:

Weighted
                                                Weighted   Average
                                                Average   Remaining   Aggregate
                                                Exercise Contractual  Intrinsic
                                   Number of     Price       Life        Value
                                     Shares        $       (Years)         $
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2009   5,987,057      0.001        1.65     652,589

   Granted                         28,500,000     0.0714
   Exercised                       (1,392,300)     0.001
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2010  33,094,757      0.062        7.98     294,064

   Exercised                       (2,288,157)     0.001
   -----------------------------------------------------------------------------
   Outstanding, December 31, 2011  30,806,600      0.066        7.56      20,759
   -----------------------------------------------------------------------------
   Exercisable, December 31, 2011  21,306,600      0.064        7.33      20,759
   -----------------------------------------------------------------------------


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

A summary of the status of the Company's non-vested options as of December 31, 2011, and changes during the year end of December 31, 2011, is presented below:


                                              Number of     Weighted Average
     Non-vested                                Options       Exercise Price
     -----------                               -------       --------------

   Non-vested at December 31, 2009           1,453,900              0.0010
   Granted                                  28,500,000              0.0714
   Vested                                  (10,953,900)             0.0621

   Non-vested at December 31, 2010          19,000,000              0.0714

   Vested during period                     (9,500,000)             0.0714
   ---------------------------------------------------------------------------

   Non-vested at December 31, 2011           9,500,000              0.0714
   ===========================================================================

9. SHARE PURCHASE WARRANTS

     A summary of the changes in the Company's share purchase warrants is presented below:

                                                             Weighted Average
                                       Number of shares       Exercise Price
      -------------------------------------------------------------------------
      Balance, December 31, 2009          16,952,811               0.14

      Issued                              90,459,600              0.107
      Exercised                           (1,275,000)              0.08(1)
      Expired                             (1,945,277)              0.19
      -------------------------------------------------------------------------
      Balance, December 31, 2010                                  0.134
         Expired                          (5,027,804)              0.12
      -------------------------------------------------------------------------
      Balance, December 31, 2011          99,164,330              0.134
      -------------------------------------------------------------------------

(1) In February 2010, the Company issued 347,727 shares of common stock pursuant to the cashless exercise of 1,275,000 warrants by a prior director of the Company. This exercise is in accordance with the cashless exercise provision of the stock purchase warrant. (see note 7(e) and note 8)

     As at December 31, 2011, the following share purchase warrants were outstanding:

            Warrants          Exercise Price       Expiration Date
            --------          --------------       ---------------

             1,000,000             $0.25             30-Apr-2012

             2,000,000             $0.11              1-Apr-2012

             2,204,730             $0.08             26-Aug-2014

             3,500,000             $0.14             27-Jun-2012
            90,459,600             $0.11          19-Jan-2015(1)
      ----------------------
            99,164,330
      ----------------------

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


Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2011 as follows:


                                      Fair Value Measurements Using
                               Quoted
                              Prices in
                               Active     Significant
                             Markets For     Other    Significant
                              Identical    Observable Unobservable Balance as of
                             Instruments     Inputs     Inputs     December 31,
                              (Level 1)    (Level 2)   (Level 3)      2010
                             ---------------------------------------------------
   Assets:
   Cash equivalents          $    189,148  $        -  $        -  $    189,148
   -----------------------------------------------------------------------------
   Total assets measured at  $    189,148  $        -  $        -  $    189,148
   fair value
   -----------------------------------------------------------------------------
   Liabilities:
   Derivative liability      $         -   $        -  $   15,862  $     15,862
   -----------------------------------------------------------------------------
   Total liabilities         $         -   $        -  $   15,862  $     15,862
   measured at fair value
   -----------------------------------------------------------------------------

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

The following table summarizes the change in derivative liabilities for the year ended December 31, 2011 and 2010:

                                                                           $
   -----------------------------------------------------------------------------
   Derivative Liabilities at December 31, 2009                        1,019,503
   Settlement of derivative liabilities                                 (58,150)
   Change in fair value of derivative liabilities                      (816,194)
   -----------------------------------------------------------------------------
   Derivative Liabilities at December 31, 2010                          145,159
   -----------------------------------------------------------------------------
   Settlement of derivative liabilities                                (103,923)
   Change in fair value of derivative liabilities                       (25,374)
   -----------------------------------------------------------------------------
   Derivative liabilities at December 31, 2011                           15,862
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

          Year                              Net     Expiration
          Incurred                          Loss       Date

          2000                         $     24,052   2020
          2001                              793,976   2021
          2002                              231,928   2022
          2003                            1,120,379   2023
          2004                            1,400,412   2024
          2005                            1,645,391   2025
          2006                            1,888,080   2026
          2007                            2,327,750   2027
          2008                            1,050,348   2028
          2009                            2,221,456   2029
          2010                            1,731,526   2030
          2011                            2,080,287   2031
                                         -----------
                                       $ 16,515,585
                                         -----------

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                  Year Ended      Year Ended
                                                 December 31,    December 31,
                                                     2011            2010
                                                      $                $

   Income tax recovery at statutory rate              899,990        1,137,405

   Accretion of discount on debt                      (27,067)        (214,844)
   Derivative gain/loss                                 8,880          285,668
   Stock based compensation                          (128,593)        (567,778)
   Financing costs                                     (8,493)         (33,277)
   Other                                                    -           15,630
   Expiry of losses                                         -          (31,483)
   Valuation allowance change                        (744,717)        (591,321)
   ----------------------------------------------------------------------------
   Provision for income taxes                               -                -

The significant components of deferred income tax assets and liabilities as at December 31, 2011 and 2010 are as follows:

                                                  December 31,     December 31,
                                                      2011             2010
                                                        $                $
                                                  ------------------------------

   Net operating loss carryforward                   5,780,455        5,052,354
   Intangible assets                                    68,629           52,012
   Valuation allowance                              (5,849,084)      (5,104,366)
   -----------------------------------------------------------------------------
   Net deferred income tax asset                             -                -
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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August, 2012.


                                     BIOCUREX, INC.

                                     By: /s/ Ricardo Moro
                                        -------------------------------------
                                        Dr. Ricardo Moro - Principal Executive
                                        Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----


/s/ Ricardo Moro
----------------------          Principal Executive        August 28, 2012
Dr. Ricardo Moro                Officer and a Director


/s/ Paul Slowey
----------------------          President and Director     August 28, 2012
Paul Slowey


/s/ Gladys Chan
----------------------------    Principal Finanical and    August 28, 2012
Gladys Chan                     Accounting Officer

/s/ Denis Burger
----------------------          Executive Chairman and     August 28, 2012
Denis Burger, Ph.D.             a Director


/s/ Phil Gold
----------------------          Director                   August 28, 2012
Dr. Phil Gold

                                 BIOCUREX, INC.


                                    FORM 10-K

                                    EXHIBITS