Form 10-Q/A
period 2012-03-31
BIOCUREX INC
filed 2012-09-20
CIK 1092562

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

                        Commission File Number: 000-26947

                                 BIOCUREX, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Texas                                  75-2742601
      ------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                           7080 River Road, Suite 215
                       Richmond, British Columbia V6X 1X5
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (866) 884-8669

                                       N/A
        ----------------------------------------------------------------
            Former name, former address, and former fiscal year, if
                           changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Consolidated Statements of Operations                                      F-2

Consolidated Statements of Cash Flows                                      F-3

Notes to the Consolidated Financial Statements                             F-4

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                (Unaudited)
                                                 March 31,         December 31,
 ASSETS                                            2012                2011
                                                    $                   $
 Current Assets

     Cash                                          76,488            189,148
     Prepaid expenses and other                    38,977             19,371
                                            ------------------------------------
 Total Current Assets                             115,465            208,519


 Debt issue Costs (Note 4(a) and 6(b))             24,534             28,084
 Patents (Note 3)                                 414,911            438,540
 Equipment (Note 2)                                 9,204              9,467
                                            ------------------------------------
 Total Assets                                     564,114            684,610
                                            ------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)

 Current Liabilities

     Accounts payable                              69,093             86,027
     Derivative liability (Note 12)                22,159             15,862
     Accrued liabilities                          363,633            361,281
     Loans payable (Note 4(b)                      33,851             33,884
     Due to related parties (Note 5)              775,831            647,364
     Convertible notes payable (Note 6(a))
     to related party                              33,885             33,885
     Convertible debt (Note 6(b) and (c))         604,276            477,640
     Loans payable (Note 4(a))                    109,880                  -
                                            ------------------------------------
                                                2,012,608          1,655,943
                                            ------------------------------------

  Loans payable (Note 4(a))                             -            103,929
  Convertible debt (Note 6(c))                          -             78,500
                                            ------------------------------------
                                                2,012,608          1,838,372

 Commitments and Contingencies (Notes 1
 and 13)
 Subsequent Event (Note 14)

 Stockholders' Equity (Deficit)
     Common stock
       Authorized: 450,000,000 shares, par
       value $0.001
       Issued and outstanding:186,011,147
       and 184,612,814 (December 31, 2011
       - 180,423,597and 179,025,264),
       respectively                               184,614            179,025
     Additional paid-in capital                25,276,891         25,173,736
     Accumulated deficit                         (114,175)          (114,175)
     Deficit accumulated during the
     development stage                        (26,795,824)       (26,392,348)
                                            ------------------------------------
 Stockholders' Equity (Deficit)                (1,448,494)        (1,153,762)
                                            ------------------------------------
 Total Liabilities and Stockholders'              564,114            684,610
 Equity (Deficit)
                                            ------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                        Accumulated During
                                                                               the
                                                                        Development Stage
                                                Three Months Ended       January 1, 2001
                                                    March 31,              to March 31,
                                                2012          2011             2012
                                                  $             $                $

Revenue                                          14,049             -       1,485,403
                                            ------------------------------------------------

Operating Expenses

    Amortization of patents (Note 3)             27,435        26,512         463,824
    General and administrative (Note 5(a)
    & 8)                                        167,944       172,908       9,622,954
    Impairment of patents                             -             -          67,620
    Professional and consulting fees             53,811       159,668       6,125,031
    Research and development (Note 5(a))        117,371       190,210       5,642,813
                                            ------------------------------------------------
Total Operating Expenses                        366,561       549,298      21,922,242
                                            ------------------------------------------------
Loss From Operations                           (352,512)     (549,298)    (20,436,839)
                                            ------------------------------------------------

Other Income (Expense)

    Accretion of discounts on debt              (21,787)      (18,044)     (4,027,096)
    Amortization of debt issue costs             (6,050)       (5,984)       (816,624)
    Gain (loss) on derivative liability          (5,395)       54,996         121,255
    Loss on extinguishments of convertible
    debt                                              -             -        (374,909)
    Gain on sale of equity investment
    securities                                        -             -         147,991
    Gain on settlement of accounts payable            -             -         102,937
    Loss on sale of assets                            -             -          (5,679)
    Interest expense                            (17,732)      (14,020)     (1,890,539)
    Interest income                                   -             -         383,679

                                            ------------------------------------------------
Total Other Income (Expense)                    (50,964)       16,948      (6,358,985)
                                            ------------------------------------------------

Net Loss and Comprehensive Loss                (403,476)     (532,350)    (26,795,824)
                                            ------------------------------------------------

Net Loss Per Share - Basic and Diluted            (0.00)        (0.00)
                                            ---------------------------

Weighted Average Shares Outstanding         181,165,000   168,645,000
                                            ---------------------------


   The accompanying notes are an integral part of these consolidated financial statements

                                 BIOCUREX, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (Unaudited)


                                                                  Accumulated
                                                                     During
                                                                The Development
                                           Three Months Ended        Stage
                                               March 31,        January 1, 2001
                                            2012        2011   to March 31, 2012
                                         ---------------------------------------
                                              $          $              $
Operating Activities:
Net loss for the period                    (403,476)   (532,350)  (26,795,824)

Adjustments to reconcile net loss to net cash used in operating activities:

     Accretion of discounts on debt          21,787      18,044     4,032,470
     Allowance for uncollectible notes
     receivable                                   -           -        98,129
     Amortization of patents & equipment     27,435      26,512       464,876
     Amortization of debt issue costs         6,050       5,984       816,624
     Loss on extinguishments of debt              -           -       374,909
     Loss on sale of assets                                             5,674
     Gain on write off accounts payable           -           -      (102,937)
     Gain on sale of investment
     securities                                   -           -      (253,065)
     Loss from impairment of patents              -           -        67,620
     Gain (loss) on derivative liability      6,297     (54,996)     (120,352)
     Stock-based compensation                17,317      73,058     8,276,653

Changes in operating assets and liabilities:

     Notes and interest receivable                -           -        (6,296)
     Prepaid expenses and other             (19,606)      4,623        (3,282)
     Accounts payable & accrued
     liabilities                             37,885      45,155     1,841,529
     Due to related party                   167,394      12,175       345,739
     Deferred revenue                             -           -      (162,000)
     Subscriptions receivable                                 -      (100,683)
                                         ---------------------------------------
Cash Used in Operating Activities          (138,917)   (401,795)  (11,220,216)
                                         ---------------------------------------

Investing Activities:
     Net Proceeds from notes receivable           -           -         1,171
     Patent costs                            (3,543)    (18,700)     (741,624)
     Proceeds from sale of investment
     securities                                   -           -       451,123
     Proceeds from sale / purchase of
     equipment, net                               -                   (16,195)
                                         ---------------------------------------

Cash Used in Investing Activities            (3,543)    (18,700)     (305,525)
                                         ---------------------------------------

Financing Activities:
     Due to related parties                       -           -       552,281
     Proceeds from loans payable                  -           -       607,549
     Repurchase of shares                         -           -       (20,000)
     Repayment on loans payable                   -           -      (450,000)
     Proceeds from convertible debt          42,500           -     3,760,743
     Repayment on convertible debt          (10,200)          -    (2,429,991)
     Deferred financing costs                     -           -      (769,487)
     Debt issue costs                        (2,500)          -       (95,444)
     Proceeds from shares issued of
     common stock                                 -           -     9,962,872
     Proceeds from the exercise of
     stock options and warrants                   -       2,288     1,150,204
     Share issuance costs                         -           -      (909,049)
                                         ---------------------------------------

Cash Provided by Financing Activities        29,800       2,288    11,359,678
                                         ---------------------------------------

Net Decrease in Cash                       (112,660)   (418,207)     (166,063)
Cash - Beginning of Period                  189,148   1,770,194       242,551
                                         ---------------------------------------

Cash - End of Period                         76,488   1,351,987        76,488
                                         ---------------------------------------

Non-cash Investing and Financing
Activities:
     Share issued to settle debt             52,500      70,000     1,337,177
     Units issued as share issuance
     costs                                        -           -       939,771
     Shares acquired for note receivable          -           -        20,000
     Note payable converted into common
     shares                                       -           -     1,594,021
                                         ---------------------------------------
Supplemental Disclosures:
       Interest paid                         15,380      13,602       775,978
       Income taxes                               -           -             -
                                         ---------------------------------------

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K filed on March 29, 2012 with the SEC.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2012, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future interim periods or for the entire fiscal year.

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

A schedule of the patents is as follows:

                                                       March 31,    December 31,
                                                         2012          2011
                                                           $             $

   Patents                                              869,722        866,178
   Less:
   Accumulated amortization                            (454,811)      (427,638)
   ----------------------------------------------------------------------------
   Net Carrying Value                                   414,911        438,540
   ----------------------------------------------------------------------------

Amortization expense totaled $27,172 and $26,512 for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense is as follows:

                                     $

                  2012             81,515
                  2013            108,687
                  2014            224,709
                               --------------
                                  414,911
                               --------------

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

     During the three months end of March 31, 2012, the Company paid interest in the amount of $3,116 (2011 - $3,082) and recorded $5,951 (2011 - $4,236) as the accretion expense related to these promissory notes. As at March 31, 2012, the carrying value of these notes was $109,880 (December 31, 2011 - $103,929).

     During the three months end of March 31, 2012, the Company expensed $759 (2011 - $751) of the debt issue costs related to promissory notes, and at March 31, 2012, the balance of debt issue costs was $2,544 (December 31, 2011- $3,303).

b) As of March 31, 2012, the Company has received a net advance of 213,244 RMB (US $33,851) (December 31, 2011 - 213,244 RMB (US $33,884)) from BioCurex
     country-regionplaceChina's Agent. The advance is non-interest bearing, unsecured and due on demand.

5. RELATED PARTY TRANSACTIONS AND BALANCES `

                                                        March 31,   December 31,
                                                           2012        2011
                                                            $            $

   Due to Pacific BioSciences Research Centre Inc. and    687,239     595,548
   Company's President (a)
   Due to Company's Chairman (b)                           54,495      29,386
   Due to a former officer (c)                              4,930       4,930
   Due to Company's Director (d)                           29,167      17,500
   -----------------------------------------------------------------------------
                                                          775,831     647,364
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



b) On September 15, 2009, the Company entered into an agreement with the Company's Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the three months ended March 31, 2012, the Company incurred $25,000 (2011 - $36,000) for management services. As at March 31, 2012, the Company is indebted to the Company's Chairman for $54,495 (December 31, 2011- $29,386) of management fees and miscellaneous expense

c) As at March 31, 2012 the Company owed $4,930 to a former officer which is unsecured, non-interest bearing and due on demand.

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

b) As of March 31, 2012, the Company has convertible notes (the "Notes") in the principal amount of $534,260. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company's assets. At the holders' option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.13 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

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

     The following table summarizes the changes in the Notes during the three months ended March 31, 2012:

                                                                        Carrying
                                                Principal   Discount    Value
                                                    $          $          $
                                                --------------------------------
        Balance, December 31, 2011                544,460    (66,820)
        Principal repayments                      (10,200)         -    (10,200)
        Accretion  of discount  on  convertible         -     15,836     15,836
        debt
                                                --------------------------------
        Balance, March 31, 2012                   534,260    (50,984)   483,276
                                                --------------------------------

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

c) In February 2012, the Company issued 1,141,700 shares of common stock to three employees of a related party with an estimated fair value of $22,834 to settle a related party loan.

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

A summary of the changes in the Company's stock options is presented below:


                                                Weighted    Weighted
                                                 Average     Average    Aggregate
                                                Exercise    Remaining   Intrinsic
                                    Number of     Price    Contractual    Value
                                     Shares         $     Life (Years)      $
   ---------------------------------------------------------------------------------
   Outstanding, December 31, 2011  30,806,600      0.066        7.56      20,759
   Exercised                         (675,000)     0.001
   ---------------------------------------------------------------------------------
   Outstanding, March 31, 2012     30,131,600      0.068        7.48      31,816
   ---------------------------------------------------------------------------------

The compensation cost of shares vested was $17,317 and $3,057 for the three months ended March 31, 2012 and 2011, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company's non-vested options as of March 31, 2012, and changes during the three months ended of March 31, 2012, is presented below:

                                            Number of         Weighted Average
   Non-vested                                Options           Exercise Price
   ----------                                -------           ----------------

   Non-vested at December 31, 2011           9,500,000              0.0714

   Vested during period                     (9,500,000)             0.0714
   ---------------------------------------------------------------------------
   Non-vested at March 31, 2012                      -                   -
   ===========================================================================

9. SHARE PURCHASE WARRANTS

     A summary of the changes in the Company's share purchase warrants is presented below:

                                                            Weighted Average
                                      Number of shares       Exercise Price
      -------------------------------------------------------------------------
         Balance, December 31, 2011       99,164,330             0.134
      -------------------------------------------------------------------------
         Balance, March 31, 2012          99,164,330             0.134
      -------------------------------------------------------------------------

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2012 as follows:

                                           Fair Value Measurements Using

                                  Quoted
                                 Prices in
                                  Active
                                  Markets    Significant
                                   For          Other     Significant
                                 Identical    Observable  Unobservable
                                Instruments     Inputs       Inputs     Balance as of
                                 (Level 1)    (Level 2)     (Level 3)   March 31, 2012
                               -------------------------------------------------------
   Assets:
   Cash                        $     76,488   $         -  $        -    $     76,488

   -----------------------------------------------------------------------------------
   Total assets measured at    $     76,488   $         -  $        -    $     76,488
   fair value
   -----------------------------------------------------------------------------------
   Liabilities:
   Derivative liabilities      $         -    $    22,159  $        -    $    22,159
   -----------------------------------------------------------------------------------

   Total liabilities measured
   at fair value               $         -    $    22,159  $        -    $    22,159
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

The following table summarizes the change in derivative liabilities for the three months ended March 31, 2012:

                                                                       $
   ------------------------------------------------------------------------
   Derivative liabilities at December 31, 2011                    15,862
   Settlement of derivative liabilities                              902
   Change in fair value of derivative liabilities                  5,395
   ------------------------------------------------------------------------
   Derivative liabilities at March 31, 2012                       22,159
   ------------------------------------------------------------------------

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

b) In April 2012, the Company issued 1,600,922 shares of common stock to three employees of a related party with an estimated fair value of $20,812 to settle a related party loan.

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

Recent Developments
-------------------

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

     Currently, our wholly owned subsidiary, OncoPet(TM) Diagnostics, Inc., has entered into a further two non-exclusive distribution agreements with two prominent country-regionplaceUS veterinary suppliers for the distribution of the OncoPet Sample Collection Kit for canine cancer diagnosis.

     Per the non-exclusive distribution agreement, the suppliers will purchase vouchers for tests to be carried out in our facilities. The distributor then sells the vouchers to veterinarians, veterinary practices, veterinary hospitals and others within the country-regionUnited States and territories of the country-regionU.S. including Puerto Rico, placeGuam as well as others. The voucher includes a sample collection kit which the veterinarian will use to process the blood and ship the serum to our laboratory for testing. OncoPet then emails the results directly to the veterinarian.

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

     Our sources and (uses) of cash during the three months ended March 31, 2012 and 2011 were as follows:

                                                       Three Months Ended
                                                       ------------------
                                                             March 31,
                                                             ---------
                                                      2012               2011
                                                      ----               ----

 Cash used in operations                          $(138,917)       $(401,795)
 Patent costs                                        (3,543)         (18,700)
 Proceeds from convertible debt                      42,500                -
 Repayment of convertible debt                      (10,200)               -
 Debt issue costs                                    (2,500)               -
 Sale of common stock                             $       -        $   2,288

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

"Trading Price" means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximate of 13,500,000 shares of our common stock if the note was converted on May 09, 2012.

     In February 2012 we sold a convertible note in principal amount of $42,500 to a private investor. The note bears interest at 8% per year and is payable on or before February 23, 2013. At any time after August 21, 2012 the note can be converted into shares of our common stock. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for our common stock during the ten trading day period ending on the trading day prior to the date the note is converted. "Trading Price" means the closing bid price of our common stock on the Over-the-Counter Bulletin Board. Based upon the closing prices of our common stock, we would be required to issue approximate of 7,328,000 shares of our common stock if the note was converted on May 09, 2012.

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

Recent Accounting Pronouncements
---------------------------------

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

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Data Files   The Financial  statements in this amended 10-Q are unchanged from those contained  in the 10-Q  report  which was  originally  filed.
             As a result, interactive data files are not included with the amended 10-Q.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIOCUREX, INC.

September 19, 2012                    By: /s/ Ricardo Moro
                                          ------------------------------
                                          Dr. Ricardo Moro - Principal
                                          Executive Officer



September 19, 2012                    By: /s/ Gladys Chan
                                          ------------------------------
                                          Gladys Chan - Principal Financial
                                          and Accounting Officer