Form 10-Q
period 2012-09-30
BIOCUREX INC
filed 2012-11-14
CIK 1092562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-26947

BIOCUREX, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2742601
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 308,655,169 shares outstanding as of November 9, 2012.

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

September 30, 2012

INDEX

Consolidated Balance Sheets	F-1
Consolidated Statements of Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	19,715	189,148
Prepaid expenses and other	4,683	19,371
Total Current Assets	24,398	208,519
Debt issue costs (Notes 4(a), 6(b) and (c) and 7(i))	16,367	28,084
Patents (Note 3)	112,166	438,540
Property and equipment (Note 2)	7,889	9,467
Total Assets	160,820	684,610
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	156,869	86,027
Derivative liability (Note 12)	39,161	15,862
Accrued liabilities	379,964	361,281
Loans payable (Note 4)	306,472	33,884
Due to related parties (Note 5)	1,123,676	647,364
Convertible note payable to related party (Note 6(a))	33,885	33,885
Convertible debt (Notes 6(b) and (c))	549,163	477,640
	2,589,190	1,655,943
Loans payable (Note 4(a))	-	103,929
Convertible debt (Note 6(c))	-	78,500
	2,589,190	1,838,372
Going Concern (Note 1) Commitments and Contingencies (Note 13)
Subsequent Event (Note 14)
Stockholders' Deficit
Common stock (Note 7)
Authorized: 450,000,000 shares, par value $0.001
Issued and outstanding:308,655,169 and 307,256,836 (December 31, 2011 – 180,423,597 and 179,025,264)	307,257	179,025
Additional paid-in capital	25,441,387	25,173,736
Accumulated deficit	(114,175)	(114,175)
Deficit accumulated during the development stage	(28,062,839)	(26,392,348)
Stockholders' Deficit	(2,428,370)	(1,153,762)
Total Liabilities and Stockholders' Deficit	160,820	684,610

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated During the
					Development Stage
	Three Months Ended		Nine months Ended		January 1, 2001
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	7,933		30,808	-	1,502,162
Operating Expenses
Amortization of patents and equipment (Notes 2 and 3)	1,226	27,172	57,315	81,516	493,704
General and administrative (Notes 5(a) & 8)	155,131	292,006	490,580	840,804	9,945,590
Impairment of patents	325,764	-	325,764	-	393,384
Professional and consulting fees	40,689	110,097	206,843	403,656	6,278,063
Research and development (Note 5(a))	103,909	200,068	328,073	579,711	5,853,515
Total Operating Expenses	626,719	629,343	1,408,575	1,905,687	22,964,256
Loss From Operations	(618,786)	(629,343)	(1,377,767)	(1,905,687)	(21,462,094)
Other Income (Expense)
Accretion of discounts on debt	(23,772)	(19,821)	(68,191)	(56,774)	(4,073,500)
Amortization of debt issue costs	(9,617)	(6,117)	(24,217)	(18,150)	(834,791)
Gain (loss) on derivative liability	(36,161)	(28,614)	(65,908)	50,064	60,742
Loss on extinguishments of convertible debt	-	-	-	-	(374,909)
Gain on sale of equity investment securities	-	-	-	-	147,991
Gain on settlement of accounts payable	-	-		-	102,937
Loss on sale of assets					(5,679)
Interest expense	(57,698)	(13,850)	(134,408)	(41,802)	(2,007,215)
Interest income	-	-	-	-	383,679
Total Other Expense	(127,248)	(68,402)	(292,724)	(66,662)	(6,600,745)
Net Loss and Comprehensive Loss	(746,034)	(697,745)	(1,670,491)	(1,972,349)	(28,062,839)
Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Weighted Average Shares Outstanding	289,515,297	176,049,000	227,839,085	172,145,000

The accompanying notes are an integral part of these consolidated financial statements

BIOCUREX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Nine months Ended		Accumulated During The Development Stage
	September 30,		January 1, 2001
	2012	2011	to September 30, 2012
	$	$	$
Operating Activities:
Net loss for the period	(1,670,491)	(1,972,349)	(28,062,839)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of discounts on debt	68,191	56,774	4,078,874
Allowance for uncollectible notes receivable	-	-	98,129
Amortization of patents & equipment	57,315	81,516	494,756
Amortization of debt issue costs	24,217	18,151	834,791
Loss on extinguishments of debt	-	-	374,909
Loss on sale of assets	-		5,674
Gain on write off accounts payable	-	-	(102,937)
Gain on sale of investment securities	-	-	(253,065)
Loss from impairment of patents	325,764	-	393,384
Gain (loss) on derivative liability	65,909	(95,638)	(60,740)
Stock-based compensation	17,317	329,953	8,276,652
Changes in operating assets and liabilities:
Notes and interest receivable	-	-	(6,296)
Prepaid expenses and other	14,688	2,917	31,012
Accounts payable & accrued liabilities	240,677	187,870	2,044,321
Due to related party	618,307	(18,327)	796,653
Deferred revenue	-	-	(162,000)
Subscriptions receivable		-	(100,683)
Net Cash Used in Operating Activities	(238,106)	(1,409,133)	(11,319,405)
Investing Activities:
Net Proceeds from notes receivable	-	-	1,171
Patent costs	(55,127)	(40,063)	(793,208)
Proceeds from sale of investment securities	-	-	451,123
Proceeds from sale / purchase of equipment, net	-		(16,195)
Net Cash Used in Investing Activities	(55,127)	(40,063)	(357,109)
Financing Activities:
Due to related parties	-	-	552,281
Proceeds from loans payable	150,000	-	757,549
Repurchase of shares		-	(20,000)
Repayment on loans payable	-	-	(450,000)
Proceeds from convertible debt	75,000	-	3,793,243
Repayment on convertible debt	(88,700)	-	(2,508,491)
Deferred financing costs	-	-	(769,487)
Debt issue costs	(12,500)	-	(105,444)
Proceeds from shares issued of common stock	-	-	9,962,872
Proceeds from the exercise of stock options and warrants	-	2,288	1,150,204
Share issuance costs	-	-	(909,049)
Net Cash Provided by Financing Activities	123,800	2,288	11,453,678
Net Decrease in Cash	(169,433)	(1,446,908)	(222,836)
Cash - Beginning of Year	189,148	1,770,194	242,551
Cash - End of Year	19,715	323,286	19,715
Non-cash Investing and Financing Activities:
Share issued to settle debt	352,710	175,500	1,637,387
Units issued as share issuance costs	-	-	939,771
Shares acquired for note receivable	-	-	20,000
Note payable converted into common shares & interest payment	42,500	-	1,636,521
Supplemental Disclosures:
Interest paid	84,673	40,540	845,271
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

1. NATURE OF BUSINESS AND GOING CONCERN

BioCurex, Inc. (the “Company”) was incorporated on December 8, 1997, under the laws of the State of Texas. During the first quarter of 2001, the Company ceased its business activities relating to the acquisition and sale of thoroughbred racehorses when a change of majority control occurred. On February 21, 2001, the Company acquired intellectual properties and patents relating to cancer diagnostics and therapeutics. The Company is now in the business of developing, producing, marketing and licensing products based patented and proprietary technology in the area of cancer diagnostics. The Company is considered a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On October 31, 2008, the Company incorporated BioCurex China Co., Ltd. (:Biocures China”), a wholly-owned subsidiary in China. On December 8, 2009, the Company incorporated OncoPet Diagnostics Inc., a wholly-owned subsidiary under the laws of the State of Colorado.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have and established source of revenue to cover its ongoing costs of operations for the next twelve months. Management plans to obtain additional funds through the sale of its securities. However there is no assurance of additional funding being available. As at September 30, 2012, the company has a working capital deficit of $2,564,792 and accumulated losses of $28,062,839 since the inception of the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2012, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future interim periods or for the entire fiscal year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2012, the Company had approximately 150,983,492 potentially dilutive securities, including options, warrants and equity instruments related to convertible notes payable and convertible debt, all of which were anti-dilutive since the Company incurred losses during these periods.

Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

Property and Equipment

Property and equipment are recorded at cost less amortization, whereby in the year of acquisition only half a year of amortization is applied. Property and equipment consists of lab equipment with a cost of $10,519 less amortization of $2,630 (5 years straight-line), for an ending net book value of $7,889.

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

Patents relate to developing the method for diagnostic and treatment of cancer using a new cancer marker called “RECAF.” The Company has filed patent applications in 23 countries with ongoing applications currently being prepared. As of September 30, 2012, the Company had decided to write off the original RECAF patents that expire in 2014, except for the Russia and US patents. The impairment loss is equal to the unamortized net patent balance immediately prior to write off for all patents other than Russia and US patents. These patents were written off in favor of the newly filed patents which use peptide technology. The new patents supersede and offer advantages over the ones written off, including extending the protection of the RECAF technology.

A schedule of the patents is as follows:

	September 30, 2012 $	December 31, 2011 $
Patents	921,306	866,178
Less:
Accumulated amortization	(483,376)	(427,638)
Loss on impairment of patent cost	(325,764)	-

Net Carrying Value	112,166	438,540

Amortization expense totaled $55,738 and $81,516 for the nine months ended September 30, 2012 and 2011, respectively.

The estimated future amortization expense is as follows:

$
2012	700
2013	4,186
2014	107,280
112,166

4. LOANS PAYABLE

a)	On September 21, 2009, the Company completed a private placement in which it sold three promissory notes in the aggregate principal amount of $125,000 and 1,785,715 shares of its common stock for an aggregate purchase price of $125,000.

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

During the nine months end of September 30, 2012, the Company paid interest in the amount of $9,384 (2011 - $9,349) and recorded $18,968 (2011 – $13,538) as the accretion expense related to these promissory notes. As at September 30, 2012, the carrying value of these notes was $122,897 (December 31, 2011 - $103,929).

During the nine months end of September 30, 2012, the Company expensed $2,285 (2011 - $2,285) of the debt issue costs related to promissory notes, and at September 30, 2012, the balance of debt issue costs was $1,018 (December 31, 2011 - $3,303).

4. LOANS PAYABLE (Continued)

b)	As of September 30, 2012, the Company has received a net advance of 213,244 RMB (US $33,575) (December 31, 2011 – 213,244 RMB (US $33,884)) from BioCurex China’s Agent. The advance is non-interest bearing, unsecured and due on demand.

c)	On June 13, 2012, the Company has received a term loan in an amount of $150,000 from an investment company. This loan bears interest at a rate of 30% per annum and is unsecured. Both interest and principal are payable on June 15, 2013.

5. RELATED PARTY TRANSACTIONS AND BALANCES

	September 30, 2012 $	December 31, 2011 $
Due to Pacific BioSciences Research Centre Inc. and Company’s President (a)	949,754	595,548
Due to Company’s Chairman (b)	104,825	29,386
Due to a former officer (c)	4,930	4,930
Due to Company’s Director (d)	64,167	17,500
	1,123,676	647,364

a)     The Company’s research and development is performed by Pacific BioSciences Research Centre (“Pacific”). Pacific is 100% owned by the CEO of the Company. During the nine months ended September 30, 2012 and 2011, Pacific performed research and development for the Company valued at $290,383 and $506,250, respectively.

Pacific also provided administrative services during the nine months ended September 30, 2012 and 2011, valued at $157,184 and $178,092, respectively. During the nine months ended September 30, 2012, and 2011, Pacific charged interest of $8,684 and $5,520, respectively, calculated at the bank prime rate on the monthly balance owed. In the past nine months, the Company issued 40,280,272 shares of common stock to the employees of Pacific to settle $141,317 of the related party balance owing to Pacific. As at September 30, 2012 and December 31, 2011, the amount due to Pacific was $700,429 and $533,048, respectively, and is unsecured and due on demand.

On September 15, 2009, the Company entered into an agreement with the Company’s CEO to provide management services for a fee of $250,000 per annum. During nine months ended September 30, 2012, the Company incurred $187,500 (September 30, 2011 - $187,500) for the management services of which the unpaid balance was $249,325 (December 31, 2011 - $62,500).

b)	On September 15, 2009, the Company entered into an agreement with the Company’s Chairman to provide management services for a fee of $100,000 per annum based on 40 hours per month. During the nine months ended September 30, 2012, the Company incurred $75,000 ( September 30, 2011 - $86,000) for management services. As at September 30, 2012, the Company is indebted to the Company’s Chairman for $104,825 (December 31, 2011 - $29,386) of management fees and miscellaneous expense

c)	As at September 30, 2012 and December 31, 2011, the Company owed $4,930 to a former officer which is unsecured, non-interest bearing and due on demand.

5. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

d)	During the nine months ended September 30, 2012, Company incurred $52,497 in consulting fees to a director of the Company (2011 - $17,500), of which $64,167 was outstanding at September 30, 2012 (December 31, 2011 - $17,500).

6. CONVERTIBLE NOTES AND DEBT

a)	As of September 30, 2012, one $33,885 (December 31, 2011 - $33,885) convertible note is outstanding which is payable to a related party. The note bears interest at 5% annum, is unsecured and due on demand.

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

b)	As September 30, 2012, the Company has convertible notes (the “Notes”) in the principal amount of $534,260. The Notes bear interest at an annual rate of prime (as adjusted monthly on the first business day of each month) plus 2.75% per year, payable in arrears on the first day of each month. The Notes are due and payable on December 31, 2012 and are secured by substantially all of the Company’s assets. At the holders’ option, the Notes are convertible into shares of the Company's common stock at a conversion price of $0.09 per share. The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company issues an equity instrument that does not qualify as an Exempt Issuance at a price lower than the initial conversion price. An Exempt Issuance is defined as:

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 12).

The following table summarizes the changes in the Notes during the nine months ended September 30, 2012:

6. CONVERTIBLE NOTES AND DEBT (b) (continued)

	Principal $	Discount $	Carrying Value $
Balance, December 31, 2011	544,460	(66,820)	477,640
Principal repayments	(10,200)	–	(10,200)
Accretion of discount on convertible debt	–	49,223	49,223
Balance, September 30, 2012	534,260	(17,597)	516,663

During the nine months ended September 30, 2012, the Company expensed $15,932

(2011 - $14,187) of the debt issue costs related to these convertible notes. The balance of debt issue costs at September 30, 2012 is $5,349 (December 31, 2011 - $21,281).

c)	The Company issued three convertible notes with principal amounts of $78,500, $42,500, and $32,500 respectively, to a private investor.

The note with a principal amount of $78,500 was fully repaid on June 13, 2012 with interest paid in the amount of $42,227.

On August 21, 2012, the note with the principal amount of $42,500 became convertible. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,776 on this date as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,724. The carrying value was accreted over the term of the convertible debenture. The $42,500 principal balance was fully converted during the nine months ended September 30, 2012 to 60,091,685 shares. The unamortized discount remaining at the date of conversion was recognized immediately as interest expense. As at September 30, 2012, the carrying values of this convertible debenture was NIL.

The note with a principal amount of $32,500 is convertible commencing on October 20, 2012 and is due on April 26, 2013. This note bear interest at 8% per year and are unsecured. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest five Trading Prices for the Company’s common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board. As at September 30, 2012, the embedded conversion features have not been bifurcated and separately accounted for as they do not provide for net settlement until the notes become convertible on October 20, 2012.

On the issuance of the convertible notes outstanding as of September 30, 2012, the Company incurred $2,500 in debt issuance costs. These costs were capitalized and will be amortized over the life of the notes.

7.	COMMON STOCK

a)	In February 2012, the Company issued 675,000 shares of common stock pursuant to stock options exercised at $0.001 per share.

b)	In February 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $22,500 for consulting services.

c)	In February 2012, the Company issued 1,141,700 shares of common stock to three employees of a related party with an estimated fair value of $22,834 for services provided by the related party.

d)	In March 2012, the Company issued 1,500,000 shares of common stock to a vendor with an estimated fair value of $30,000 for consulting services.

e)	In March 2012, the Company issued 770,850 shares of common stock to three employees of a related party with an estimated fair value of $15,417 for services provided by the related party.

f)	In April 2012, the Company issued 3,000,000 shares of common stock to vendors with an estimated fair value of $39,000 for legal and consulting services.

g)	In April 2012, the Company issued 800,000 shares of common stock to vendors with an estimated fair value of $16,000 for legal and consulting services.

h)	In April 2012, the Company issued 1,600,922 shares of common stock to three employees of a related party with an estimated fair value of $20,812 for services provided by the related party.

i)	In April 2012, the Company issued 384,615 shares of common stock to a vendor with an estimated fair value of $5,000 for future financing services. These costs were capitalized and will be amortized over the life of the future financing.

j)	In May 2012, the Company issued 1,000,000 shares of common stock to a service provider with an estimated fair value of $9,800 for shareholder meeting services.

k)	In June 2012, the Company issued 80,000,000 shares of common stock to a related party for loan settlement with a deemed value of $480,000. In September 2012, the Company assumed back the $480,000 in debt and in exchange the related party returned the 80,000,000 shares.

l)	In June 2012, the Company issued 6,556,800 shares of common stock to three employees of a related party with an estimated fair value of $32,834 for services provided by the related party.

m)	In June 2012, the Company issued 4,000,000 shares of common stock to vendor with an estimated fair value of $20,000 for legal and consulting services.

n)	In August 2012, the Company issued 4,200,000 shares of common stock to three employees of a related party with an estimated fair value of $13,020 to settle debt related to services provided by the related party.

o)	In September 2012, the Company issued 60,091,685 shares of common stock to settle a convertible loan of $42,500.

p)	In September 2012, the Company issued 26,000,000 shares of common stock to three employees of a related party with an estimated fair value of $36,400 to settle debt related to services provided by the related party.

q)	In September 2012, the Company issued 15,000,000 shares of common stock to a vendor with an estimated fair value of $21,000 to settle debt relating to legal and consulting services.

8. STOCK-BASED COMPENSATION

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided that bona fide services are rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. On April 19, 2012 and September 12, 2012, the Company increased the number of shares issuable pursuant to this plan from 20,000,000 shares to 90,000,000 shares with 9,067,394 common shares available for future issuance as of September 30, 2012.

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

On November 30, 2010, the Company increased the number of shares issuable pursuant to this plan from 17,500,000 shares to 22,500,000 shares with 8,870,666 common shares available for future issuance as of September 30, 2012.

Management stock options

In January 2010, the Company granted 28,500,000 stock options to five directors and one officer at an exercise price of $0.0714 per share. As of September 30, 2012, a total of 26,500,000 management stock options were outstanding. The stock options expire on December 31, 2020. Holders of the management stock options may exercise the options by paying the exercise price to the Company or on a cashless basis upon the approval of the Company’s board of directors. Should the options be exercised on a cashless basis, the Company will issue common shares of the Company with a market value equal to the intrinsic value of the options at the close of trading on the date of exercise. The management stock options were not issued under the Company’s Non-Qualified Stock Option Plan and as at July 1, 2010, the Company filed a registration statement under the Securities Act of 1933 to register the underlying shares. Accordingly, any shares issuable upon the exercise of these options will be free trading securities.

A summary of the changes in the Company’s stock options is presented below:

Number of Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2011	30,806,600	0.066	7.56	20,759
Exercised	(675,000)	0.001
Outstanding, September 30, 2012	30,131,600	0.067	7.21	-

The compensation cost of shares vested was $17,317 and 329,953 for the nine months ended September 30, 2012 and 2011, respectively. Compensation cost has been included in general and administration expense in the statement of operations.

A summary of the status of the Company’s non-vested options as of September 30, 2012, and changes during the nine months ended of September 30, 2012, is presented below:

	Number of	Weighted Average
Non-vested	Options__	Exercise Price
Non-vested at December 31, 2011	9,500,000	0.0714
Vested during period	(9,500,000)	0.0714
Non-vested at September 30, 2012	-	-

9. SHARE PURCHASE WARRANTS

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2011	99,164,330	0.11
Expired	(6,500,000)	0.15
Balance, September 30, 2012	92,664,330	0.11

As at September 30, 2012, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date
2,204,730	$0.08	26-Aug-2014
90,459,600	$0.11	19-Jan-2015(1)
92,664,330

(1)	The public warrants are exercisable at any time before January 19, 2015. The Company may redeem some or all of the public warrants at a price of $0.003 per warrant by giving the holders not less than 30 days’ notice at any time the common stock closes, as quoted on the Bulletin Board, at or above $0.143 per share for five consecutive trading days.

10. UNIT PURCHASE WARRANTS

On January 28, 2010, the Company issued a warrant in conjunction with an Underwriting Agreement that allows the underwriters to purchase up to 120,000 units at $6.00 per unit for a term of five years from January 19, 2015. Each unit consists of 70 shares of common stock and 70 warrants to purchase shares of the Company’s common stock at an exercise price of $0.107 per share. As at September 30, 2012, the 120,000 unit purchase warrants were outstanding.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Assets:
Cash	$19,715	$–	$–	$19,715
Total assets measured at fair value	$19,715	$–	$–	$19,715
Liabilities:
Derivative liabilities	$–	$39,161	$–	$39,161
Total liabilities measured at fair value	$–	$39,161	$–	$39,161

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

The following table summarizes the change in derivative liabilities for the nine months ended September 30, 2012:

$
Derivative liabilities at December 31, 2011	15,862
Settlement of derivative liabilities	(42,609)
Change in fair value of derivative liabilities	65,908
Derivative liabilities at September 30, 2012	39,161

13. COMMITMENTS AND CONTINGENCIES

a)	On April 4, 2006, the Company entered into a consulting agreement with a term of nine months for consideration of 75,000 common shares. As of September 30, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the constultant.

b)	On April 10, 2006, the Company entered into a consulting agreement with a term of one year for consideration of 75,000 common shares. As of September 30, 2012, the Company had issued 37,500 common shares and 37,500 common shares are still owed to the consultant.

14.	SUBSEQUENT EVENTS

October 12, 2012, the Company Board has determined to reverse split the Company’s common stock on a 150-for-1 basis. The reverse split will become effective on the OTC Bulletin Board when FINRA has approved the Company's documentation pertaining to the stock split.

In October 2012, the Company issued a convertible note with a principal amount of $42,500, to a private investor. The note is convertible commencing on April 13, 2013 and is due on July 22, 2013. This note bears interest at 8% per year and is unsecured. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest three Trading Prices for the Company’s common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board.

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

Our principal objectives for the twelve-month period ending September 30, 2013 are as follows:

•	grant one additional license for our cancer detection blood test;
•	commercialize veterinary applications of RECAF testing technology through our wholly-owned subsidiary, OncoPet Diagnostics;
•	finish development for our rapid, point of care cancer test; and
•	commercialize other test formats through our wholly-owned subsidiary in China, BioCurex China Co., Ltd.

Our success is dependent upon several factors, including, maintaining sufficient levels of funding through pubic and/or private financing, establishing the reliability of our RECAF cancer tests in screening, diagnosis, and follow-up for cancer recurrence, securing and supporting strategic partnerships, securing regulatory approvals where necessary, and commercializing our technology. We may not be able to achieve these objectives by September 30, 2013, or at all.

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

Our sources and (uses) of cash during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Cash used in operations	$-238,106	$-1,409,133
Patent costs	-55,127	-40,063
Proceeds from convertible debt	75000	-
Proceeds from loans payable	150000	-
Repayment of convertible debt	-88,700	-
Debt issue costs	$-12,500	$-

In June 2007, we sold convertible notes, plus warrants, to private investors for $3,000,000. The notes are due and payable on December 31, 2012 and are secured by substantially all of our assets. At the holder’s option the notes are convertible into shares of our common stock at a conversion price of $0.09. From the proceeds of our January 2010 public offering we repaid $1,186,700 to the note holders. Due to principal payments and conversions, the outstanding principal balance of the notes as of September 30, 2012 was $534,260.

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

In February 2012, we sold a convertible note in principal amount of $42,500 to a private investor. On August 21, 2012, the note became convertible. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,776 on this date as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,724. The carrying value was accreted over the term of the convertible debenture. The $42,500 principal balance was fully converted during the nine months ended September 30, 2012 to 60,091,685 shares. The unamortized discount remaining at the date of conversion was recognized immediately as interest expense. As at September 30, 2012, the carrying values of this convertible debenture was NIL.

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

In October 2012, the Company issued a convertible note with a principal amount of $42,500, to a private investor. The note is convertible commencing on April 13, 2013 and is due on July 22, 2013. This note bears interest at 8% per year and is unsecured. The number of shares to be issued upon any conversion will be determined by dividing the principal amount to be converted by the conversion price. The conversion price is 58% of the average of the lowest three Trading Prices for the Company’s common stock during the ten trading day period ending on the trading day prior to the date the note is converted. “Trading Price” means the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board.

On June 13, 2012, the Company has received a term loan in an amount of $150,000 from an investment company. This loan bears interest at a rate of 30% per annum and is unsecured. Both interest and principal are payable on June 15, 2013.

We anticipate that our capital requirements for the twelve-month period ending September 30, 2013 will be as follows:

Research, development and production of our diagnostic products	$700000
General and administrative expenses	700000
Marketing and investor communications and business development	70,000
Payment of principal and interest on amended senior convertible notes and unsecured promissory notes	1,000,000
Payment of outstanding liabilities	250000
$2720000

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

Material changes of items in our Statement of Operations for the three and nine months ended September 30, 2012, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason
General and administrative	D	The decrease was primarily attributable to lower stock-based compensation expense.
Professional and Consulting Fees	D	This is the result of the expiration or termination of three consulting agreements.
Impairment of patents	I	The Company had decided to write off the RECAF patents except the Russia and US patents. These patents were written off in favor of the newly filed patents which use peptide technology.
Research and Development	D	The decrease was primarily attributable to less lab materials, supplies and reduction in personnel.
Interest expense	I	The Company entered into three new convertible note agreements and one loan agreement, which accrues interest at 8% and 30% respectively.
Gain (loss) on derivative liability	I	Increase primarily due to the fluctuation of the Company’s share price in the past nine months.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 7 to the financial statements included as part of this report lists the shares of our common stock which were issued during the nine months ended September 30, 2012.

With the exception of the shares described in subparagraphs (g), (j), (k) and (o) of Note 7, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

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

  BIOCUREX, INC.

Date: November 14, 2012	/s/ Dr. Ricardo Moro
Dr. Ricardo Moro
Chief Executive Officer

Date: November 14, 2012	/s/ Gladys Chan
Gladys Chan
Principal Financial Officer